Form 10-K
period 1994-01-01
BALDOR ELECTRIC CO
filed 1994-03-31
CIK 9342

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ------------------------

                                FORM 10-K
                          ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                           Commission File Number
          January 1, 1994                                       1-7284
          ---------------                                       ------

                     B A L D O R      E L E C T R I C      C O M P A N Y
                   ------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

            Missouri                                          43-0168840
- -------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 5711 R. S. Boreham, Jr St,  Fort Smith, Arkansas   72902      (501)  646-4711
- ---------------------------------------------------------     ------------------
(Address of principal executive offices)        (Zip Code)    (Telephone Number)

               Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
      Title of Each Class                                   which registered
- -----------------------------                         ------------------------
Common Stock, $0.10 Par Value                         New York Stock Exchange
Common Stock Purchase Rights                          New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:        NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.         Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [X]

The aggregate market value of voting stock held by non-affiliates of the regis-trant based on the closing price on February 25, 1994, was $477,203,000.

At February 25, 1994, there were 18,093,009 shares of the registrant's common stock outstanding.

                             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended January 1, 1994, ("the Annual Report to Shareholders for 1993") are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 1994, ("the 1994 Proxy Statement") are incorporated by reference into Parts I and III.

PART I

Item 1.  Business

Baldor Electric Company ("the Company") was incorporated in Missouri in
1920. The Company operates primarily in one industry segment which includes the design, manufacture, and sale of electric motors and drives. In addition to electric motors and drives, products include industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts. Baldor has made several small acquisitions; however, the majority of its growth has come internally through broadening its markets and product lines.

Products

Sales of electric motors represented approximately 85% of the Company's business in 1993, 85% in 1992, and 86% in 1991. The AC motor product line presently ranges in size from 1/50 through 600 horsepower. The DC motor product line presently ranges from 1/50 through 700 horsepower.

Industrial drive products, which include servo products, brushless DC and SCR controls, and inverter and vector drives, accounted for approximately 11% of the Company's business in 1993, 10% in 1992, and 9% in 1991. The
Company's line of adjustable speed controls ranges from 1/100 to 125 horsepower. With these products, the Company provides its customers the ability to purchase industrial motors and electronic controls (which constitute drives) from one manufacturer.

Baldor's motors and drives are designed, manufactured, and marketed for general purpose uses ("stock products") and for individual customer requirements and specifications ("custom products"). Stock product sales represent approximately 64% of the Company's business, with most sales to customers who place orders for immediate shipment. Custom products generally are shipped within four weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.

Sales and Marketing

The products of the Company are marketed throughout the United States and in more than 55 foreign countries. The Company's field sales organization consists of more than 50 independent manufacturer's representatives including 25 in the United States and the remainder in Canada, Europe, Latin America, Australia, and the Far East.

Custom products and stock products are sold to original equipment manufac-turers ("OEMs"). Stock products are sold to independent distributors for resale, often as replacement components in industrial machinery which is being modernized or upgraded for improved performance.

The Company conducts business with a large number of customers and it does not believe that the loss of any single customer would have a material adverse effect on its total business.

Competition

The Company faces substantial competition in the sales of its products in all markets served. Some of the Company's competitors are larger in size or are divisions of large diversified companies and have substantially greater financial resources. The Company competes by providing its customers better value through product quality and efficiency and better services including availability, shorter lead-times, on-time delivery, product literature, and training.

The Company is not aware of any industry-wide statistics from which it can precisely determine its relative portion of the industrial electric motor industry. In the United States, certain industry statistics are available from the U.S. Department of Commerce and the National Electric Manufacturers Association. However, these sources do not include all competitors or all sizes of motors. The Company believes, however, that it is a significant factor in the markets it serves.

Manufacturing

The Company manufactures many of the components used in its products in-cluding laminations, motor hardware, and aluminum die castings. Manufacturing many of its own components permits the Company to better manage cost, quality, and availability. In addition to the manufacture of components, the Company's motor manufacturing operations include machining, stamping, welding, winding, assembling, and finishing operations.

The raw materials necessary for the Company's manufacturing operations are available from several sources. These materials include steel, copper wire, gray iron castings, aluminum, and insulating materials, most of which are purchased from more than one supplier. Although some materials are purchased from a single supplier, the Company believes that alternate sources are available for such materials.

Research and Development

The Company's design and development of electric motors and drives includes both the development of products which extend the product lines and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to approximately $12,900,000 in 1993, $11,300,000 in 1992, and $9,900,000
in 1991.

Environment

Compliance with laws relating to the discharge of materials into the envi-ronment or otherwise relating to the protection of the environment has not had a material effect on capital expenditures, earnings, or the competitive position of the Company and is not expected to have such an effect.

Employees

At January 1, 1994, the Company had 3,102 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations

For each of the three fiscal years in the period ended January 1, 1994, export and international sales have increased, representing approximately 13.4% of consolidated sales in 1993, 13.3% in 1992, and 12.8% in 1991. See also
Note G on page 26 of the Annual Report to Shareholders for 1993.

The Company's products are distributed in more than 55 foreign countries, principally in Canada, Europe, Australia, the Far East, and Latin America. The Company's international operations include the Baldor ASR group of companies which was acquired in 1983. Baldor ASR has a sales office located in Switzerland, a sales office located in Germany, and three sales offices located in the United Kingdom. Baldor ASR also has research and manufacturing operations in Germany. The Company has a majority interest in Baldor Electric (Far East) Pte. Ltd., which has locations in Indonesia and Singapore, and a majority interest in Australian Baldor Pty. Limited, with two locations in Australia. Finally, the Company owns Baldor de Mexico, S.A. de C.V., located in Mexico City, and the Company has a minority interest in Baldor Electric (Thailand) Ltd., located in Bangkok, Thailand. All of the affiliate locations except Baldor ASR Germany are sales operations.

The Company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a material adverse effect on the Company's business.

Item 2.  Properties
- -------------------

The Company believes that its facilities, including equipment and machinery, are in good condition, suitable to current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table sets forth certain information with respect to the Company's properties.


                                                                    AREA
LOCATION                 PRIMARY USE                              (SQ. FT.)

Fort Smith, AR           AC motor production                       293,350
                         Distribution and service center           159,500
                         Administration and engineering
                         offices                                    69,700
                         Aluminum die casting                       56,400

St. Louis County,        Metal stamping and engineering
MO                       toolroom                                  121,700
                         DC and miscellaneous motor
                         production                                 55,600

Columbus, MS             AC motor production                       140,300

Westville, OK            AC and DC motor production                155,000

Fort Mill, SC            DC motors, AC motors                      110,000
                         and tachometer production

Clarksville, AR          Subfractional motor and                    86,750
                         gear motor production

Five other               Motor, drives, and servomotor             128,900
domestic locations       production, and metal stamping

Eight foreign            Sales and distribution centers             37,900
locations                and servodrive production               ---------
                                                                 1,415,100

Certain properties listed above (428,750 sq. ft. in the aggregate) are leased, principally pursuant to Industrial Revenue Bond agreements, and where material, are accounted for as capitalized lease obligations. Certain lease agreements contain purchase options at varying prices and/or renewal options at reduced rentals for extended additional periods.

Item 3.  Legal Proceedings
- --------------------------

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
- --------------------------------------------------------------------------
Matters
- -------

Information under the captions "Dividends Paid", "Common Stock: Price Range", and "Shareholders" on the inside back cover of the Annual Report to Shareholders for 1993 is incorporated herein by reference.

Item 6.  Selected Financial Data
- --------------------------------

Information under the "Eleven-Year Summary of Financial Data" for years 1989 through 1993 for net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets on page 14 of the Annual Report to Shareholders for 1993 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19 of the Annual Report to Shareholders for 1993 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

The consolidated financial statements of the Company on pages 20 through 26, the report thereon of Ernst & Young, Independent Auditors, on page 27, and the "Summary of Quarterly Results of Operations (Unaudited)" on page 21 of the Annual Report to Shareholders for 1993 are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

Not applicable.

PART III


Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

                                                                    Served as
                                                                     Officer
Name                    Age            Position                       Since

R. S. Boreham, Jr.       69            Chairman of the Board          1962
R. L. Qualls             60            President and Chief            1986
                                       Executive Officer
George A. Schock         86            Assistant Secretary            1944
Theodore W. Atkins       55            Vice President - Industry      1986
                                       Relations and
                                       Governmental Affairs
Charles H. Cramer        49            Vice President - Personnel     1984
Lloyd G. Davis           46            Chief Financial Officer,       1992
                                       Vice President - Finance,
                                       Secretary, and Treasurer
James R. Kimzey          55            Vice President - Research      1984
                                       and Engineering
Robert L. Null, Jr.      51            Vice President-                1990
                                       Manufacturing
John A. McFarland        42            Vice President - Sales         1990
Jerry D. Peerbolte       37            Vice President - Marketing     1990


Each of the executive officers has served as an officer or in a management capacity with Baldor Electric Company for the last five years. There are no family relationships among the executive officers. The information under the caption "Election of Directors" of the 1994 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation
- --------------------------------

Information contained in the 1994 Proxy Statement under the caption "Executive Compensation", except for the information contained in the sub-captions "Report of the Executive and Stock Option Committees" and "Performance Graph", and information under the caption "Information About the Board of Directors and Committees of the Board" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

The security ownership by officers and directors included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1994 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

Information under the caption "Certain Transactions" of the 1994 Proxy Statement is incorporated herein by reference.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------


(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this Report at page 13 hereof. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the first four exhibits listed below under Exhibit 10.


    (3) Listing of Exhibits


     Exhibit 3(i) - The Restated Articles of Incorporation of Baldor Electric Company (as amended) filed as Exhibit 3.1 to Form 10-K for the year ended December 30, 1989, and incorporated herein by reference.


     Exhibit 3(ii) - Bylaws of Baldor Electric Company (as amended) dated February 15, 1993, filed as Exhibit 3.2 to Form 10-K for the year ended January 2, 1993, and incorporated herein by reference.


     Exhibit 4(i) - Rights Agreement dated May 6, 1988, between Baldor Electric Company and Wachovia Bank of North Carolina, N.A. (formerly Wachovia Bank & Trust Company, N.A.), as Rights Agent filed as Exhibit 1 to Registrant's Form 8-K Current Report, dated May 13, 1988, and incorporated herein by reference.


     Exhibit 4(iii) - The Registrant agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of instruments defining the rights of the holders of long-term debt of the Registrant and its consolidated subsidiaries.

     Exhibit (10) - Exhibits 10(iii)(A)(1) through 10(iii)(A)(4) were previously submitted as exhibits and are incorporated herein by reference:

     -    10(iii)(A)(1)     1982 Incentive Stock Option Plan (originally filed
                            as Exhibit 10.8 to Form 10-K for year ended December
                            31, 1981, refiled as Exhibit 10.1 to Form 10-K for the year ended December 28, 1991.)

     -    10(iii)(A)(2)     Officers Compensation Plan (filed as Exhibit 10.6 to
                            Form 10-K for year ended December 31, 1988).

     -    10(iii)(A)(3)     1987 Incentive Stock Plan (filed as Appendix A to
                            Registrant's Proxy Statement dated April 3, 1987).

     -    10(iii)(A)(4)     1989 Stock Option Plan for Non-Employee Directors
                            (filed as Exhibit 10 to Form 10-Q for quarter ended
                            September 29, 1990).

     Exhibit (11) - Computation of earnings per common share.

     Exhibit (13) - Portions of the Annual Report to Shareholders for 1993.
     The Annual Report is being filed as an exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the An-nual Report not specifically incorporated are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.

     Exhibit (21) - Subsidiaries of the Registrant.

     Exhibit (23) - Consent of Independent Auditors.

     Exhibit (24) - Powers of Attorney.  Included on signature pages 10 and 11.

(b)  Reports on Form 8-K
          No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.


(c)  Exhibits
          The response to this portion of Item 14 is submitted as a separate section of this Report.


(d)  Financial Statement Schedules
          The response to this portion of Item 14 is submitted as a separate section of this Report.

                                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BALDOR ELECTRIC COMPANY
                                            (Registrant)



                                       By  /s/  R. L. Qualls
                                       President and Chief Executive Officer
                                       (Chief Executive Officer)




Date:    March 18, 1994


                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. S. Boreham, Jr., R. L. Qualls, and George A. Schock and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                               Date


/s/ R. S. Boreham, Jr.          Chairman of the Board of       )
R. S. Boreham, Jr.              Directors and Chairman of      )
                                the Executive Committee        )
                                                               )
                                                               )
/s/ R. L. Qualls                President, Chief Executive     )
R. L. Qualls                    Officer, and Director          )
                                (Principal Executive Officer)  )
                                                               )
                                                               )
/s/ Lloyd G. Davis              Chief Financial Officer,       )
Lloyd G. Davis                  Vice President - Finance,      )
                                Secretary, and Treasurer       )
                                (Principal Financial           )
                                and Accounting Officer)        )
                                                               )
/s/ George A. Schock            Assistant Secretary and        )  March 18, 1994
George A. Schock                Director                       )
                                                               )
                                                               )
/s/ Jefferson W. Asher, Jr.     Director                       )
Jefferson W. Asher, Jr.                                        )
                                                               )
                                                               )
/s/ Fred C. Ballman             Director                       )
Fred C. Ballman                                                )
                                                               )
                                                               )
/s/ O. A. Baumann               Director                       )
O. A. Baumann                                                  )
                                                               )
                                                               )
/s/ Robert J. Messey            Director                       )
Robert J. Messey                                               )
                                                               )
                                                               )
/s/ Robert L. Proost            Director                       )
Robert L. Proost                                               )
                                                               )
                                                               )
/s/ Willis J. Wheat             Director                       )
Willis J. Wheat                                                )

                                 ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a)(1) and (2), (c) and (d)

                                LIST OF FINANCIAL STATEMENTS

                                FINANCIAL STATEMENT SCHEDULES

                                      CERTAIN EXHIBITS

                                YEAR ENDED JANUARY 1, 1994

                                   BALDOR ELECTRIC COMPANY

                                    FORT SMITH, ARKANSAS

                             FORM 10-K, ITEM 14(a)(1) and (2)
            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                         BALDOR ELECTRIC COMPANY AND SUBSIDIARIES



The following consolidated financial statements of Baldor Electric Company and Subsidiaries, included in the Annual Report to Shareholders for 1993, are incorporated by reference in Item 8:

      -   Consolidated Balance Sheets
              - January 1, 1994, and January 2, 1993

      -   Consolidated Statements of Earnings
              - for the three years in the period ended January 1, 1994

      -   Consolidated Statements of Cash Flows
              - for the three years in the period ended January 1, 1994

      -   Consolidated Statements of Shareholders' Equity
              - for the three years in the period ended January 1, 1994

      -   Notes to Consolidated Financial Statements


The following consolidated financial statement schedules of Baldor Electric Company and Subsidiaries are included in Item 14(d):

      -   Schedule V                       Property, Plant and Equipment

      -   Schedule VI                      Accumulated Depreciation, Depletion,
                                           and Amortization of Property, Plant
                                           and Equipment

      -   Schedule VIII                    Valuation and Qualifying Accounts

      -   Schedule IX                      Short-Term Borrowings

      -   Schedule X                       Supplementary Income Statement
                                           Information


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                               BALDOR ELECTRIC COMPANY AND SUBSIDIARIES

                                              SCHEDULE V
                                    PROPERTY, PLANT AND EQUIPMENT

(In thousands)
Column A                                Column B     Column C    Column D     Column E        Column F
                                        Balance at                            Other Changes   Balance
                                        Beginning    Additions                Add (Deduct)    At End
       Classification                   of Period    at Cost     Retirements  Describe        of Period

Year Ended January 1, 1994

      Land and improvements             $  3,280     $     1       $   164    $               $   3,117

      Buildings and improvements          24,014       2,604         1,714       (112)<FN1>      24,792

      Machinery and equipment            111,455      12,377         4,433     (1,088)<FN2>     118,311
                                        --------     -------        ------    --------        ---------
                                        $138,749     $14,982        $6,311    $(1,200)        $ 146,220
                                        ========     =======        ======    ========        =========

Year Ended January 2, 1993

      Land and improvements             $  3,119     $   161        $         $               $   3,280

      Buildings and improvements          21,899       2,693           189       (389)<FN1>      24,014

      Machinery and equipment            105,637       8,778         2,564       (396)<FN2>     111,455
                                        --------     -------        ------    --------        ---------
                                        $130,655     $11,632        $2,753    $  (785)        $ 138,749
                                        ========     =======        ======    ========        =========

Year Ended December 28, 1991

      Land and improvements             $  3,047     $    72        $         $               $   3,119

      Buildings and improvements          20,310       1,665            76                       21,899

      Machinery and equipment            100,989       8,095         3,092       (355)<FN1>     105,637
                                        --------     -------        ------    --------        ---------
                                        $124,346     $ 9,832        $3,168    $  (355)        $ 130,655
                                        ========     =======        ======    ========        =========

_______________
Note: Estimated useful lives of property, plant, and equipment used in computing the provision for depreciation were:

            Land improvements - 5 to 20 years
            Building and improvements - 15 to 35 years
            Machinery and equipment  - 3 to 15 years

<FN1>    Miscellaneous reclassifications.

<FN2>    Reclassifications and amounts capitalized for Information Systems, net of amortization of $1,108,000 in 1993, $1,037,000 in 1992, and
         $1,007,000 in 1991. See Note A to Annual Report to Shareholders for
         1993.

                              BALDOR ELECTRIC COMPANY AND SUBSIDIARIES

                                              SCHEDULE VI
                         ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                                   OF PROPERTY, PLANT AND EQUIPMENT


(In thousands)
Column A                               Column B     Column C     Column D     Column E        Column F
                                                    Additions
                                       Balance at   Charged to                Other Changes   Balance
                                       Beginning    Costs and                 Add (Deduct)    At End
Classification                         of Period    Expenses     Retirements  Describe        of Period

Year Ended January 1, 1994

      Land and improvements              $   980     $   111       $                          $ 1,091

      Buildings and improvements           7,641         736          573                       7,804

      Machinery and equipment             58,971       9,855        3,897                      64,929
                                         -------     -------       ------                     -------
                                         $67,592     $10,702       $4,470                     $73,824
                                         =======     =======       ======                     =======

Year Ended January 2, 1993

      Land and improvements              $   883     $    97       $                          $   980

      Buildings and improvements           6,876         781           16                       7,641

      Machinery and equipment             51,617       9,895        2,541                      58,971
                                         -------     -------       ------                     -------
                                         $59,376     $10,773       $2,557                     $67,592
                                         =======     =======       ======                     =======
Year Ended December 28, 1991

      Land and improvements              $   787     $    96       $                          $   883

      Buildings and improvements           6,212         664                                    6,876

      Machinery and equipment             44,805      10,162        3,350                      51,617
                                         -------     -------       ------                     -------
                                         $51,804     $10,922       $3,350                     $59,376
                                         =======     =======       ======                     =======

                             BALDOR ELECTRIC COMPANY AND SUBSIDIARIES

                                             SCHEDULE VIII
                                   VALUATION AND QUALIFYING ACCOUNTS


(In thousands)

Column A                               Column B             Column C           Column D       Column E
                                                            Additions
                                                     ----------------------
                                                    Charged to   Charged to
                                       Balance at   Costs        Other                        Balance
                                       Beginning    and          Accounts      Deductions     at End of
Description                            of Period    Expenses     Describe      Describe       Period

Deducted from current assets:

    Allowance for doubtful accounts

           1993                         $1,200      $1,197                     $  597<FN1>    $1,800
           1992                            935       1,354                      1,089<FN1>     1,200
           1991                            975         693                        733<FN1>       935


Included in current liabilities:

      Anticipated warranty costs

           1993                         $2,500      $  250 <FN2>                              $2,750
           1992                          2,405          95 <FN2>                               2,500
           1991                          2,450         (45)<FN2>                               2,405



- ---------------
<FN1>  Net uncollectible accounts written off during year.

<FN2>  Additions/(reductions) to reserve for anticipated warranty costs, net of expenses incurred.


                              BALDOR ELECTRIC COMPANY AND SUBSIDIARIES

                                              SCHEDULE IX
                                         SHORT-TERM BORROWINGS



Column A                             Column B     Column C       Column D       Column E       Column F
                                                                 Maximum        Average        Weighted
                                                  Weighted       Amount         Amount         Average
                                     Balance      Averaged       Outstanding    Outstanding    Interest
    Category of Aggregate            at End of    Interest       During         During         Rate During
    Short-Term Borrowings            Period       Rate           the Period     the Period     the Period
                                                                                <FN1>          <FN2>

Year ended January 1, 1994

      Notes payable to bank          NONE

Year ended January 2, 1993

      Notes payable to bank <FN3>    NONE                         $1,085,000    $  217,000       9.7%

Year ended December 28, 1991

      Notes payable to bank <FN3>    $1,085,000     10.9%         $2,760,000    $2,014,000      10.2%

- -----------------

<FN1>  The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by the number of months outstanding.

<FN2>  The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

<FN3>  Notes payable to bank consists of international lines of credit borrowing arrangements which have no termination date but are reviewed annually for renewal.

                               BALDOR ELECTRIC COMPANY AND SUBSIDIARIES

                                              SCHEDULE X
                              SUPPLEMENTARY INCOME STATEMENT INFORMATION

(In thousands)

Column A                                       Column B
                                               Charged to
                                               Costs and
   Item                                        Expenses


Year ended January 1, 1994

      Maintenance and repairs                       $6,186

Year ended January 2, 1993

      Maintenance and repairs                       $5,575

Year ended December 28, 1991

      Maintenance and repairs                       $4,978



_______________

Note:   Amounts for depreciation and amortization of intangible assets;  taxes, other than payroll and income taxes; royalties; and advertising costs for the three years in the period ended January 1, 1994, are not presented as such amounts are less than 1% of total sales and revenues.

                           BALDOR ELECTRIC COMPANY AND SUBSIDIARIES

                                      INDEX OF EXHIBITS






     EXHIBIT
     NUMBER                       DESCRIPTION

       11              Computation of Earnings Per Common Share

       13              Annual Report to Shareholders for 1993

       21              Subsidiaries of the Registrant

       23              Consent of Independent Auditors

       24 Powers of Attorney. Included on signature pages 10 and 11.