Form 10-Q
period 1994-04-02
BALDOR ELECTRIC CO
filed 1994-05-17
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                                  WASHINGTON,  D. C.  20549
                                 _________________________

                                          FORM 10-Q
                                 _________________________



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  For the quarterly period ended   April 2, 1994
                                                            -------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ____________________

Commission File Number    1-7284
                          -------

                                BALDOR ELECTRIC COMPANY
                   -----------------------------------------------------
                   (Exact name of registrant as specified in its charter)


             Missouri                                        43-0168840
  -------------------------------                         -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                 5711 R. S. Boreham, Jr St, Fort Smith, Arkansas 72902
                 -----------------------------------------------------
                  (Address of principal executive offices) (Zip Code)


                                    (501) 646-4711
                 ----------------------------------------------------
                 (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X         No _____

At April 30, 1994, there were 18,158,433 shares of the registrant's common stock outstanding.



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                        BALDOR ELECTRIC COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                     -------------------
                                                   APRIL 2,        APRIL 3,
                                                     1994            1993
                                             --------------------------------
                                             (In thousands, except share data)


Net sales                                          $ 97,476        $ 86,547
Other income - net                                      184             156
                                                   --------        --------
                                                     97,660          86,703
Cost and expenses:
  Cost of goods sold                                 69,571          61,857
  Selling and administrative                         17,319          16,016
  Profit sharing                                      1,231           1,045
  Interest                                              231             256
                                                   --------        --------
                                                     88,352          79,174
                                                   --------        --------

Earnings before income taxes                          9,308           7,529

Income taxes                                          3,630           2,936
                                                   --------        --------

Net earnings                                       $  5,678        $  4,593
                                                   ========        ========

Net earnings per common share                         $0.30           $0.25
                                                      =====           =====

Dividends per common share                            $0.10           $0.08
                                                      =====           =====
      Weighted average common
        shares outstanding                       18,975,524      18,553,553





See notes to unaudited consolidated financial statements.















                         BALDOR ELECTRIC COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   APRIL 2,         JANUARY 1,
                                                    1994               1994
                                                  ---------         ---------
ASSETS (In thousands)

CURRENT ASSETS:
  Cash and cash equivalents                        $  5,858          $  7,310
  Marketable securities	                             26,970            22,914
  Accounts receivable, less allowances
    of $2,000 and $1,800                             66,107            59,566
  Inventories:
     Finished products                               45,191            44,544
     Work-in-process                                 10,180             9,351
     Raw materials                                   24,093            24,448
                                                    -------           -------
                                                     79,464            78,343
     LIFO valuation adjustment (deduction)          (25,104)          (24,724)
                                                    -------           -------
                                                     54,360            53,619

  Deferred income taxes                               2,427             2,219
  Other current assets                                3,556             6,374
                                                    -------           -------
                TOTAL CURRENT ASSETS                159,278           152,002

OTHER ASSETS                                         13,725            13,552

PROPERTY, PLANT AND EQUIPMENT                       150,528           146,220
  Allowances for depreciation and amortization
  (deduction)                                       (76,625)          (73,824)
                                                    -------           -------
                                                     73,903            72,396
                                                    -------           -------
                                                   $246,906          $237,950
                                                   ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY (In thousands)

CURRENT LIABILITIES:
  Accounts payable                                 $ 16,208          $ 12,690
  Accrued employee compensation and other
     liabilities                                     25,558            28,100
  Income taxes                                        5,110             2,121
  Current maturities of long-term obligations           495               490
                                                   --------          --------
                TOTAL CURRENT LIABILITIES            47,371            43,401

LONG-TERM OBLIGATIONS                                22,453            22,474

DEFERRED INCOME TAXES                                11,149            11,536

SHAREHOLDERS' EQUITY:
  Common stock                                        1,813             1,797
  Additional capital                                 19,110            17,848
  Retained earnings                                 145,594           141,729
  Cumulative translation adjustments                   (584)             (835)
                                                   --------          --------
                                                    165,933           160,539
                                                   --------          --------
                                                   $246,906          $237,950
                                                   ========          ========

See notes to unaudited consolidated financial statements



                      BALDOR ELECTRIC COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                   --------------------------
                                                   APRIL 2,          APRIL 3,
                                                     1994              1993
                                                   --------          --------
                                                         (In thousands)
Operating activities:
  Net earnings                                      $ 5,678           $ 4,593
  Depreciation and amortization                       3,292             3,050
  Deferred income taxes                                (595)             (729)
  Changes in operating assets and liabilities:
     Accounts receivable                             (6,741)           (5,313)
     Inventories                                       (741)           (2,771)
     Other current assets                             2,818             2,118
     Accounts payable                                 3,518             4,923
     Accrued expenses and other liabilities          (2,542)             (849)
     Income taxes                                     2,989             3,294
  Other - net                                           280              (962)
                                                   --------          --------
  Net cash provided by operating
    activities                                        7,956             7,354

Investing activities:
  Additions to property, plant and equipment         (4,683)           (2,995)
  Sales of marketable securities,
    available-for-sale                                5,996
  Purchases of marketable securities,
    available-for-sale                              (10,052)           (3,549)
                                                   --------          --------
  Net cash used in investing activities              (8,739)           (6,544)

Financing activities:
  Reduction of long-term obligations                    (16)              (14)
  Unexpended debt proceeds                             (118)              169
  Dividends paid                                     (1,812)           (1,409)
  Stock option plans                                  1,277               147
                                                   --------          --------

  Net cash used in financing activities                (669)           (1,107)
                                                   --------          --------
Net decrease in cash and
  cash equivalents                                   (1,452)             (297)

Beginning cash and cash equivalents                   7,310             5,921
                                                   --------          --------

Ending cash and cash equivalents                    $ 5,858           $ 5,624
                                                   ========          ========



See notes to unaudited consolidated financial statements.









BALDOR ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


April 2, 1994

BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 1994. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 2, 1994, may not be indicative of the results that may be expected for the fiscal year ending December 31, 1994.

INCOME TAXES: Deferred income taxes are provided on temporary differences between net earnings reported for financial and tax purposes. During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes". Adoption of this standard did not have a material impact on the Company's financial statements.

MARKETABLE SECURITIES: In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" which the Company adopted in the first quarter of 1994. Adoption of this standard did not have a material impact on the Company's financial statements. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all of the Company's marketable securities are classified as available-for-sale. The cost approximates the fair market value and unrealized gains and losses, net of tax, are immaterial. Interest income from securities classified as available-for-sale is included in other income.





























Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------   ---------------------------------------------------------------
          Results of Operations
         ----------------------

RESULTS OF OPERATIONS

First quarter 1994 sales were an all-time record at $97.5 million, up 12.6% over last year's first quarter results. This increase in sales was broad-based across many industries and regions. For the first quarter of 1994, average selling prices were about 1.5% above year-end 1993 levels. Sales to both distributors and OEM's experienced good increases with sales to OEM's being particularly strong. Sales of new products were strong, particularly Super-E premium efficiency motors. First quarter 1994 sales of drives (defined as motors and controls) were also strong, increasing 19.9% over first quarter 1993 drive sales. In US dollar terms, first quarter 1994 international sales (exports and foreign affiliates) were up 10.0% over the first quarter 1993 levels and currently represent 12.1% of total sales.

First quarter 1994 net earnings were also an all-time record at $5.7 million, up 23.6% from the corresponding period of the year before. The Company's pre-tax margin improved to 9.5% for first quarter 1994 compared to 8.7% for first quarter 1993.

The Company's gross margin for first quarter 1994 was 28.6% compared to 28.5% during first quarter 1993. The first quarter 1994 gross margin benefitted from increased production volumes and continued improvements in the manufacturing processes. First quarter 1994 selling and administrative expenses decreased to 17.8% of sales from 18.5% of sales in the first quarter of 1993 due mainly to improvements in administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Baldor's financial position remains strong with cash and marketable securities increasing $2.6 million from year-end to $32.8 million. This increase was primarily due to increased sales levels while maintaining year-end accounts receivable collection rates. Working capital increased to $111.9 million from $108.6 million at January 1, 1994. The ratio of long-term borrowings to total capitalization (shareholders' equity and long-term borrowings) was 11.9% at April 2, 1994, compared to 12.3% at January 1, 1994.

























PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
- ------    ---------------------------------

      a.  Exhibits - See the Exhibit Index

      b. The registrant did not file any Form 8-Ks during the most recently completed fiscal quarter.




                           S I G N A T U R E S
                           -------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BALDOR ELECTRIC COMPANY


    May 17, 1994                  By:     /s/ Lloyd G. Davis
- ---------------------             --------------------------------------------
    (DATE)                        Lloyd G. Davis - Chief Financial Officer and
                                  Vice President - Finance (on behalf of the
                                  registrant and as principal financial officer)






































                                   EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibits
Number										Description
- --------        -----------

  2             Omitted - Inapplicable

  4             Omitted - Inapplicable

 10             Omitted - Inapplicable

 11             Computation of Earnings Per Common Share - filed herewith

 12             Omitted - Inapplicable

 15             Omitted - Inapplicable

 18             Omitted - Inapplicable

 19             Omitted - Inapplicable

 22             Omitted - Inapplicable

 23             Omitted - Inapplicable

 24             Omitted - Inapplicable

 27             Not required