Form 10-Q
period 1994-07-02
BALDOR ELECTRIC CO
filed 1994-08-16
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D. C.  20549



                             -------------------------
                                      FORM 10-Q
                             -------------------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended July 2, 1994
                                               ------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period  ___________________________________

Commission File Number 1-7284
                       ------

                              BALDOR ELECTRIC COMPANY
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


             Missouri                               43-0168840
   ----------------------------               -------------------
   (State or other jurisdiction               (I.R.S. Employer
   incorporation or organization)              Identification No.)



              5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas  72902
              ---------------------------------------------------------
                 (Address of principal executive offices) (Zip Code)



                                   (501) 646-4711
                ----------------------------------------------------
                (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                              Yes__X__         No _____

At July 2, 1994, there were 18,179,404 shares of the registrant's common stock outstanding.










PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- - -----------------------------



                      BALDOR ELECTRIC COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                             THREE MONTHS ENDED            SIX MONTHS ENDED
                              JULY 2      JULY 3          JULY 2       JULY 3
                                1994        1993            1994         1993
                            --------------------        ---------------------
                                    (In thousands, except share data)

Net sales                   $104,812    $ 90,673        $202,288     $177,219
Other income (net)               501         455             685          612
                            --------    --------        --------     --------
                            $105,313    $ 91,128        $202,973     $177,831

Cost and expenses:
   Cost of goods sold         74,667      64,766         144,237      126,680
   Selling and
     administrative           18,022      16,497          35,341       32,456
   Profit sharing              1,415       1,162           2,646        2,207
   Interest                      386         274             618          530
                              ------      ------         -------      -------
                              94,490      82,699         182,842      161,873
                              ------      ------         -------      -------

Earnings before income
   taxes                      10,823       8,429          20,131       15,958
Income taxes                   4,221       3,284           7,851        6,220
                            --------    --------        --------     --------
Net earnings                $  6,602    $  5,145        $ 12,280     $  9,738
                            ========    ========        ========     ========

Net earnings per common
   share                       $0.35       $0.27           $0.65        $0.52
                               =====       =====           =====        =====

Dividends paid per common
   share                       $0.10       $0.08           $0.20        $0.16
                               =====       =====           =====        =====

Weighted average common
   shares outstanding     18,999,497  18,640,048      18,974,984   18,591,030
                          ==========  ==========      ==========   ==========





See notes to unaudited condensed consolidated financial statements.










                      BALDOR ELECTRIC COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    JULY 2            JANUARY 1
                                                      1994                 1994
ASSETS                                              ------            ---------
                                                          (In thousands)
CURRENT ASSETS:
   Cash and cash equivalents                      $  2,661             $  7,310
   Marketable securities                            23,872               22,914
   Accounts receivable, less allowances
     of $2,100,000 and $1,800,000,
     respectively                                   71,422               59,566
   Inventories:
     Finished products                              49,245               44,544
     Work in process                                10,505                9,351
     Raw materials                                  24,148               24,448
                                                  --------             -------
                                                    83,898               78,343
     LIFO valuation adjustment (deduction)         (25,348)             (24,724)
                                                  --------             --------
                                                    58,550               53,619
   Deferred income taxes                             2,575                2,219
   Other current assets                              4,189                6,374
                                                  --------             --------
                 TOTAL CURRENT ASSETS              163,269              152,002

OTHER ASSETS                                        16,696               13,552

PROPERTY, PLANT AND EQUIPMENT                      154,505              146,220
   Allowances for depreciation and amortization
   (deduction)                                     (79,480)             (73,824)
                                                  --------              -------
                                                    75,025               72,396
                                                  --------              -------
                                                  $254,990             $237,950
                                                  ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                               $ 17,015             $ 12,690
   Accrued employee compensation
     and other liabilities                          26,756               28,100
   Income taxes                                      2,316                2,121
   Current maturities of long-term
     obligations                                       920                  490
                                                  --------             --------
                 TOTAL CURRENT LIABILITIES          47,007               43,401

LONG-TERM OBLIGATIONS                               26,432               22,474

DEFERRED INCOME TAXES                               10,051               11,536

SHAREHOLDERS' EQUITY:
   Common stock                                      1,818                1,797
   Additional capital                               19,557               17,848
   Retained earnings                               150,380              141,729
   Cumulative translation adjustments                 (255)                (835)
                                                  --------             --------
                 TOTAL SHAREHOLDERS' EQUITY        171,500              160,539
                                                  --------             --------
                                                  $254,990             $237,950
                                                  ========             ========
See notes to unaudited condensed consolidated financial statements.





                   BALDOR ELECTRIC COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                      -------------------------
                                                        JULY 2          JULY 3
                                                          1994            1993
                                                       -------         -------
                                                              (In thousands)
Operating activities:
   Net earnings                                       $12,280          $ 9,738
   Depreciation and amortization                        6,496            6,009
   Deferred income taxes                               (1,840)          (1,351)
   Changes in operating assets and liabilities:
      Accounts receivable                             (12,156)          (8,371)
      Inventories                                      (4,931)          (2,512)
      Other current assets                              2,185            2,396
      Accounts payable                                  4,325            5,147
      Accrued expenses and other liabilities           (1,344)             706
      Income taxes                                        195            1,161
   Other (net)                                          2,518             (881)
                                                      -------           ------
   Net cash provided by operating activities            7,728           12,042


Investing activities:
   Additions to property, plant and equipment          (9,005)          (7,082)
   Sales of marketable securities available-
     for-sale                                          14,045
   Purchase of marketable securities available-
     for-sale                                         (15,003)          (3,601)
                                                      -------          -------
   Net cash used in investing activities              ( 9,963)         (10,683)


Financing activities:
   Additional long-term borrowings                      6,000
   Reduction of long-term obligations                  (1,612)            (787)
   Unexpended debt proceeds                            (4,903)             666
   Dividends paid                                      (3,629)          (2,894)
   Stock option plans                                   1,730              369
                                                       ------           ------
   Net cash used in financing activities               (2,414)          (2,646)
                                                       ------           ------
Net decrease in cash and cash eqivalents               (4,649)          (1,287)

Beginning cash and cash equivalents                     7,310            5,921
                                                      -------          -------
Ending cash and cash equivalents                      $ 2,661          $ 4,634
                                                      =======          =======








See notes to unaudited condensed consolidated financial statements.








BALDOR ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


July 2, 1994

BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 1994. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended July 2, 1994, may not be indicative of the results that may be expected for the fiscal year ending December 31, 1994.

INCOME TAXES: Deferred income taxes are provided on temporary differences between net earnings reported for financial and tax purposes. During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes". Adoption of this standard did not have a material impact on the Company's financial statements.

MARKETABLE SECURITIES: In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" which the Company adopted in the first quarter of 1994. Adoption of this standard did not have a material impact on the Company's financial statements. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all of the Company's marketable securities are classified as available-for-sale. The cost approximates the fair market value and unrealized gains and losses, net of tax, are immaterial. Interest on securities classified as available-for-sale is included in other income.



























PART I.   FINANCIAL INFORMATION


Item 2.    Management's Discussion and Analysis of Financial Condition and
- - -------    ---------------------------------------------------------------
           Results of Operations
           ---------------------


RESULTS OF OPERATIONS


Sales and earnings were a record for the second quarter and for the first six months of 1994. The second quarter of 1994 also brought Baldor's first $100 million sales quarter. Second quarter sales of $104,812,000 were up 15.6% over second quarter 1993 sales of $90,673,000. Year-to-date 1994 sales of $202,288,000 were up 14.1% over year-to-date 1993 sales of $177,219,000.
International sales (exports and sales by foreign affiliates), which comprise 12.9% of total year-to-date sales, were also strong, up 21.6% in the second quarter and up 16.1% year-to-date over the same periods in 1993.

Second quarter 1994 earnings of $6,602,000 were up 28.3% over second quarter 1993 and year-to-date 1994 earnings of $12,280,000 were up 26.1% over the first six months of 1993. Pre-tax margins were 10.3% for the second quarter and 10.0% for the first six months of 1994. This is the first time that pre-tax margins have been at or above 10.0% since 1985. Both distributor and OEM business was strong with some of the core OEM markets such as pumps, blowers, fans, and machine tools doing especially well. A price increase of slightly over 2% also contributed to the strong second quarter.

The Company's gross margin for the second quarter of 1994 was 28.8% compared to 28.6% for the first quarter of 1994 and 28.5% for the second quarter of 1993. Material costs are up slightly over 1% from year-end with increases in steel, aluminum, and grey iron castings. Manufacturing costs continue to show good improvement due to investments in lamination and winding equipment, improvements in manufacturing technology, increases in productivity, and the results of increased training and education.

Second quarter 1994 selling and administrative expense of 17.2% of net sales is the lowest since the first quarter of 1985. Selling and administration expense in the second quarter continued an improving trend, down from 17.8% of net sales in the first quarter of 1994 and 18.2% of net sales in the second quarter of 1993.


LIQUIDITY AND CAPITAL RESOURCES


Through the first six months of 1994, the Company's financial position remains strong with cash and marketable securities over $26.5 million. Although second quarter 1994 sales were up 15.6%, total inventories ended the second quarter of 1994 at $58.6 million, up $6.4 million from the second quarter of 1993. Working capital increased to $116.3 million at July 2, 1994, from $108.6 million at January 1, 1994. The ratio of long-term borrowing to total capitalization (shareholders' equity and long-term borrowings) was 13.4% at July 2, 1994, compared to 12.3% at January 1, 1994. The July 2, 1994 ratio includes the $6,000,000 in Industrial Development Bonds, issued in the second quarter, to finance the new plant in Ozark, Arkansas. The current ratio at July 2, 1994 remained at 3.5 times which was the same as the current ratio at January 1, 1994.





PART II.  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders
- - -------    ---------------------------------------------------

On May 7, 1994, the Company held its Annual Meeting of Shareholders at which three proposals were voted on. Proposal I was the election of three Directors to the Company's nine-person Board of Directors for terms expiring in 1997. Proposal II was a proposal to amend the Restated Articles of Incorporation, as Amended, of the Company to increase the authorized shares of Common Stock, par value $0.10 per share, from 25,000,000 to 50,000,000 shares. Proposal III was a proposal to adopt the Baldor Electric Company 1994 Incentive Stock Plan as contained in the Company's Proxy Statement dated April 4, 1994. The following is a list of the Board's slate of nominees (who were the only nominees) each of whom were elected, and the results of shareholder voting on each of the proposals:



                           Votes           Votes        Votes        Broker
      Proposal              FOR           AGAINST     WITHHELD      NON-VOTES
- - --------------          ----------      ---------     --------      ---------

Proposal I

   O. A. Bauman         15,026,097            N/A      730,700           N/A
   Robert L. Proost     15,044,821            N/A      711,976           N/A
   George A. Schock     15,015,364            N/A      741,433           N/A

Proposal II             15,031,915         616,828     108,054           N/A

Proposal III            12,534,209       2,119,616     228,199       874,773


Item 6.    Exhibits and Reports on Form 8-K
- - -------    --------------------------------

       a.  Exhibits - See the Exhibit Index.

       b. The registrant did not file any reports on Form 8-K during the most recently completed fiscal quarter.


                                 S I G N A T U R E S
                                 -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BALDOR ELECTRIC COMPANY
                                                     (Registrant)

           August 16,  1994                     By: /s/Lloyd G. Davis
           ----------------                        ------------------
               (Date)                           Lloyd G. Davis - Chief Financial
                                                Officer and Vice-President -
                                                Finance (on behalf of the
                                                Registrant and as principal
                                                financial officer)






                                    EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibits
 Number
- - --------            ---------------------------------------------------------
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