Form 10-Q
period 1994-10-01
BALDOR ELECTRIC CO
filed 1994-11-15
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D. C.  20549


                        -------------------------
                                FORM 10-Q
                        -------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended October 1, 1994
                                                        ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period _____________________

Commission File Number 1-7284
                       ------

                        BALDOR ELECTRIC COMPANY
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Missouri                             43-0168840
- --------------------------------            -----------------------

 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)



        5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas  72901
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

At October 1, 1994, there were 18,226,997 shares of the registrant's common stock outstanding.














PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                          THREE MONTHS ENDED         NINE MONTHS ENDED
                         October 1,  October 2,    October 1,  October 2,
                              1994        1993          1994        1993
                         ----------------------    ----------------------
                                   (In thousands, except share data)

Net sales                  $105,432    $ 90,703      $307,720    $267,923
Other income (net)              453         340         1,138       1,025
                           --------    --------      --------    --------
                            105,885      91,043       308,858     268,948

Cost and expenses:
  Cost of goods sold         74,787      65,111       219,024     191,855
  Selling and
    administrative           18,098      16,064        53,440      48,530
  Profit sharing              1,488       1,147         4,134       3,355
  Interest                      335         272           952         801
                           --------    --------      --------    --------
                             94,708      82,594       277,550     244,541
                           --------    --------      --------    --------
Earnings before income
  taxes                      11,177       8,449        31,308      24,407
Income taxes                  4,359       3,595        12,210       9,815
                           --------    --------      --------    --------
Net earnings               $  6,818    $  4,854      $ 19,098    $ 14,592
                           ========    ========      ========    ========

Net earnings per common
  share                       $0.36       $0.26         $1.01       $0.78
                              =====       =====         =====       =====

Dividends paid per common
  share                       $0.10      $0.083         $0.30      $0.246
                              =====      ======         =====      ======

Weighted average common
  shares outstanding     19,026,138  18,761,947    18,978,939  18,645,305
                         ==========  ==========    ==========  ==========















See notes to unaudited condensed consolidated financial statements.



                  BALDOR ELECTRIC COMPANY AND AFFILIATES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              October 1,      JANUARY 1,
                                                   1994            1994
                                               ---------     -----------
ASSETS                                                (In thousands)

CURRENT ASSETS:
  Cash and cash equivalents                   $  3,146         $  7,310
  Marketable securities                         34,259           22,914
  Accounts receivable, less allowances
    of $2,225,000 and $1,800,000,
    respectively                                72,998           59,566
  Inventories:
    Finished products                           45,410           44,544
    Work in process                             11,255            9,351
    Raw materials                               26,494           24,448
                                               -------          -------
                                                83,159           78,343
    LIFO valuation adjustment (deduction)      (25,770)         (24,724)
                                              --------         --------
                                                57,389           53,619
  Deferred tax assets                            2,733            2,219
  Other current assets                           3,905            6,374
                                              --------         --------
               TOTAL CURRENT ASSETS            174,430          152,002

OTHER ASSETS                                    17,815           13,552

PROPERTY, PLANT AND EQUIPMENT                  156,143          146,220
  Allowances for depreciation and amortization
  (deduction)                                  (81,279)         (73,824)
                                              --------         --------
                                                74,864           72,396
                                              --------         --------
                                              $267,109         $237,950
                                              ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $ 17,535         $ 12,690
  Accrued employee compensation
    and other liabilities                       31,930           28,100
  Income taxes                                   3,834            2,121
  Current maturities of long-term
    obligations                                    920              490
                                              --------         --------
               TOTAL CURRENT LIABILITIES        54,219           43,401

LONG-TERM OBLIGATIONS                           26,412           22,474

DEFERRED INCOME TAXES                            9,150           11,536

SHAREHOLDERS' EQUITY:
  Common stock                                   1,823            1,797
  Additional capital                            19,955           17,848
  Retained earnings                            155,375          141,729
  Cumulative translation adjustments               175             (835)
                                              --------         --------
               TOTAL SHAREHOLDERS' EQUITY      177,328          160,539
                                              --------         --------
                                              $267,109         $237,950
                                              ========         ========
See notes to unaudited condensed consolidated financial statements.



                  BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 NINE MONTHS ENDED
                                               ---------------------
                                              October 1,      October 2,
                                                   1994            1993
                                              ----------       ---------
                                                     (In thousands)
Operating activities:
  Net earnings                                   $19,098         $14,592
  Depreciation and amortization                    9,720           9,055
  Deferred income taxes                           (2,900)         (1,136)
  Changes in operating assets and liabilities:
     Accounts receivable                         (13,857)        (11,126)
     Inventories                                  (3,770)           (910)
     Other current assets                          2,469           1,226
     Accounts payable                              4,845           3,511
     Accrued expenses and other liabilities        3,830           4,362
     Income taxes                                  1,713           1,571
  Other (net)                                      2,035          (1,396)
                                                 -------         -------
  Net cash provided by operating activities       23,183          19,749


Investing activities:
  Additions to property, plant and equipment     (12,010)         (9,989)
  Sales of marketable securities available-
    for sale                                      17,984
    Purchase of marketable securities available- (29,329)         (5,919)
    for-sale
                                                 -------         -------
  Net cash used in investing activities          (23,355)        (15,908)


Financing activities:
  Additional long-term borrowings                  6,000
  Reduction of long-term obligations              (1,632)           (813)
  Unexpended debt proceeds                        (5,041)            589
  Dividends paid                                  (5,452)         (4,388)
  Stock option plans                               2,133             729
                                                 -------         -------
  Net cash used in financing activities           (3,992)         (3,883)
                                                 -------         -------
Net decrease in cash and cash eqivalents          (4,164)            (42)

Beginning cash and cash equivalents                7,310           5,921
                                                 -------         -------
Ending cash and cash equivalents                 $ 3,146         $ 5,879
                                                 =======         =======









See notes to unaudited condensed consolidated financial statements.






BALDOR ELECTRIC COMPANY AND AFFILIATE

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


October 1, 1994

BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 1994. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended October 1, 1994, may not be indicative of the results that may be expected for the fiscal year ending December 31, 1994.

INCOME TAXES: Deferred income taxes are provided on temporary differences between net earnings reported for financial and tax purposes. During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes". Adoption of this standard did not have a material impact on the Company's financial statements.

MARKETABLE SECURITIES: In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" which the Company adopted in the first quarter of 1994. Adoption of this standard did not have a material impact on the Company's financial statements. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Currently, all of the Company's marketable securities are classified as available-for-sale. The cost approximates the fair market value and unrealized gains and losses, net of tax, are immaterial. Interest on securities classified as available-for-sale is included in other income.




























PART I.   FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

For the eleventh straight quarter, sales and earnings set records for both the quarter and the year-to-date amounts. Sales for the first nine months of 1994 were $307,720,000, up 14.9% over sales of $267,923,000 for the first nine months of 1993. Third quarter 1994 sales of $105,432,000 were up 16.2% over the third quarter 1993 sales of $90,703,000. International sales (exports and sales by foreign affiliates), which comprise 12.9% of total year-to-date sales, also increased for the third quarter, up 11.4% over the third quarter of 1993. International sales for the first nine months of 1994 were up 14.4% over the same period last year.

Sales growth remained broad-based across both geographic regions and industries. Pricing continued to hold at approximately 2.5% above year-end 1993 levels. Sales of drives (motors+controls) remained strong. Year-to-date, drives sales have increased at about twice the rate of motor sales.

Third quarter 1994 net earnings of $6,818,000 were up 40.5% over third quarter 1993 net earnings of $4,854,000. Net earnings for the nine-month period were $19,098,000 for 1994 compared to $14,592,000 for 1993, a 30.9%
increase. The pre-tax margins for 1994 exceeded 10.0% for both the quarter and the year-to-date. Pre-tax margins have not been at 10.0% or above since 1985. For both the quarter and the year-to-date, margins have benefitted from higher sales volumes, slightly higher selling prices, and the effects of productivity and cost improvements.

The third quarter 1994 gross margin was 29.1% compared to 28.2% for the third quarter of 1993. Material costs were up slightly over 1% from year-end with increases in steel, aluminum, and grey iron castings. Manufacturing cost reductions continued to show good improvement due to investments in lamination and winding equipment, improvements in manufacturing technology, increases in productivity, and the results of increased training and education.

Third quarter 1994 selling and administrative expenses as a percent of sales were 17.2%, below the 1993 third quarter of 17.7%. Year-to-date selling and administrative expenses were 17.4% of sales compared to 18.1% of sales for 1993. The decrease was primarily in administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Through the first nine months of 1994, the Company's financial position remained strong with cash and marketable securities over $37.4 million. Working capital increased to $120.2 million at October 1, 1994, from $108.6 million at January 1, 1994. The ratio of long-term borrowing to total capitalization (shareholders' equity and long-term borrowings) was 13.0% at October 1, 1994, compared to 12.3% at January 1, 1994. The October 1, 1994 ratio includes the $6,000,000 in Industrial Development Bonds, issued in the second quarter, to finance the new plant in Ozark, Arkansas. The current ratio at October 1, 1994 was 3.2 to 1.0 compared to 3.5 to 1.0 at January 1, 1994.

At their meeting on November 7, 1994, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on January 3, 1995 to shareholders of record on December 9, 1994.






PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
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



                                          BALDOR ELECTRIC COMPANY
                                               (Registrant)

 November 15, 1994                        By: /s/Lloyd G. Davis
- ---------------------                        -------------------
     (Date)                               Lloyd G. Davis - Chief Financial
                                          Officer and Vice-President -
                                          Finance (on behalf of the
                                          Registrant and as principal
                                          financial officer)



































                               EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibits
 Number
- --------          --------------------------------------------------------
   2              Omitted - Inapplicable
   4              Omitted - Inapplicable
  10              Omitted - Inapplicable
  11              Computation of Earnings Per Common Share - filed herewith
  12              Omitted - Inapplicable
  15              Omitted - Inapplicable
  18              Omitted - Inapplicable
  19              Omitted - Inapplicable
  22              Omitted - Inapplicable
  23              Omitted - Inapplicable
  24              Omitted - Inapplicable
  27              Financial Data Schedules - filed herewith