Form 10-K
BALDOR ELECTRIC CO
filed 1995-03-30
CIK 9342

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -----------------------
                                  FORM 10-K
                            -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                Commission File Number
        December 31, 1994                             1-7284
        -----------------                             ------

              B A L D O R      E L E C T R I C      C O M P A N Y
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Missouri                                                 43-0168840
  -------------------------------                           ------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

 5711 R. S. Boreham, Jr St,  Fort Smith, Arkansas   72902        501-646-4711
----------------------------------------------------------   ------------------
(Address of principal executive offices)      (Zip Code)     (Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
   Title of Each Class                                  which registered
-----------------------------                     ---------------------------
Common Stock, $0.10 Par Value                       New York Stock Exchange
Common Stock Purchase Rights                        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes     X       No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on February 24, 1995, was $339,131,000.

At February 24, 1995, there were 18,335,535 shares of the registrant's common stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1994, ("the Annual Report to Shareholders for 1994") are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1995, ("the 1995 Proxy Statement") are incorporated by reference into Parts I and III.

PART I

Item 1.  Business
------------------

Baldor Electric Company ("the Company") was incorporated in Missouri in 1920. The Company operates primarily in one industry segment which includes the design, manufacture, and sale of electric motors and drives. In addition to electric motors and drives, products include speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts. Baldor has made several small acquisitions; however, the majority of its growth has come internally through broadening its markets and product lines.

Products

Sales of electric motors represented approximately 84% of the Company's business in 1994, 85% in 1993, and 85% in 1992. The AC motor product line presently ranges in size from 1/50 through 600 horsepower. The DC motor product line presently ranges from 1/50 through 700 horsepower.

Industrial control products, which include servo products, brushless DC and SCR controls, and inverter and vector drives, accounted for approximately 13% of the Company's total sales in 1994, 11% in 1993, and 10% in 1992. The Company's line of adjustable speed controls ranges from 1/50 to 250 horsepower. With these products, the Company provides its customers the ability to purchase industrial motors and electronic controls (which constitute drives) from one manufacturer. Sales of drives were estimated to be about 20% of total 1994 sales.

Baldor's motors and drives are designed, manufactured, and marketed for general purpose uses ("stock products") and for individual customer requirements and specifications ("custom products"). Stock product sales represent approximately 63% of the Company's business, with most sales to customers who place orders for immediate shipment. Custom products generally are shipped within four weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.

Sales and Marketing

The products of the Company are marketed throughout the United States and in more than 55 foreign countries. The Company's field sales organization consists of more than 50 independent manufacturer's representatives including 25 in the United States and the remainder in various parts of the world including Canada, Europe, Latin America, Australia, and the Far East.

Custom products and stock products are sold to original equipment manufac-turers ("OEMs"). Stock products are also sold to independent distributors for resale, often as replacement components in industrial machinery which is being modernized or upgraded for improved performance.

The Company conducts business with a large number of customers and it does not believe that the loss of any single customer would have a material effect on its total business.

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

The Company is not aware of any industry-wide statistics from which it can precisely determine its relative portion of the industrial electric motor industry. In the United States, certain industry statistics are available from the U.S. Department of Commerce and the National Electric Manufacturers Association. However, these sources do not include all competitors or all sizes of motors. The Company believes, however, that it is a significant factor in the markets it serves and that its share of the market has increased over the past several years.

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

The raw materials necessary for the Company's manufacturing operations are available from several sources. These materials include steel, copper wire, gray iron castings, aluminum, and insulating materials, many of which are purchased from more than one supplier. Although some materials are purchased from a single supplier, the Company believes that alternate sources are available for such materials.



Research and Development

The Company's design and development of electric motors and drives includes both the development of products which extend the product lines and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to approximately $14,800,000 in 1994, $12,900,000 in 1993, and
$11,300,000 in 1992.

Environment

Compliance with laws relating to the discharge of materials into the envi-ronment or otherwise relating to the protection of the environment has not had a material effect on capital expenditures, earnings, or the competitive position of the Company and is not expected to have such an effect.

Employees

At December 31, 1994, the Company had 3,404 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations

For each of the three fiscal years in the period ended December 31, 1994, export and international sales revenues have increased and represented 13.1% of consolidated sales in 1994, 13.4% in 1993, and 13.3% in 1992.
See also Note G on page 28 of the Annual Report to Shareholders for 1994.

The Company's products are distributed in more than 55 foreign countries, principally in Canada, Europe, Australia, the Far East, and Latin America. The Company's international operations include the Baldor ASR group of companies which was acquired in 1983. Baldor ASR has a sales office located in Switzerland, a sales office located in Germany, and three sales offices located in the United Kingdom. Baldor ASR also has research and manufacturing operations in Germany. The Company has a majority interest in Baldor Electric (Far East) Pte. Ltd., located in Singapore, a majority interest in Baldor Electric (Thailand) Ltd., located in Bangkok, Thailand, a majority interest in Baldor Electric (Indonesia) Ltd., located in Jakarta, Indonesia, and a majority interest in Australian Baldor Pty. Limited, with two locations in Australia. Finally, the Company owns Baldor de Mexico, S.A. de C.V., located in Mexico City. All of the affiliate locations except Baldor ASR Germany are sales operations only.

The Company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a material adverse effect on the Company's business.


Item 2.  Properties
-------------------

The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table sets forth certain information with respect to the Company's properties.

                                                                    AREA
LOCATION                PRIMARY USE                               (SQ. FT.)
--------                -----------                               ---------

Fort Smith, AR          AC motor production                         293,350
                        Distribution and service center             159,500
                        Administration and engineering offices       69,800
                        Aluminum die casting                         76,400

St. Louis County, MO    Metal stamping and engineering toolroom     121,700
                        DC and miscellaneous motor production        55,600

Columbus, MS            AC motor production                         140,300

Westville, OK           AC and DC motor production                  155,000

Fort Mill, SC           DC motors, AC motors                        110,000
                        and tachometer production

Knoxville, AR           Worm-gear speed reducers                    100,000

Clarksville, AR         Subfractional motor and                      86,750
                        gear motor production

Ozark, AR               AC motor production                          77,300

Five other              Metal stamping and motor, drives, and       123,200
domestic locations      servomotor production

Eight foreign           Sales and distribution centers               37,900
locations               and servodrive production                ___________
                                                                  1,606,800

Certain properties listed above (528,750 sq. ft. in the aggregate) are leased, principally pursuant to Industrial Revenue Bond agreements, and
where material, are accounted for as capitalized lease obligations.   Certain
lease agreements contain purchase options at varying prices and/or renewal options at reduced rentals for extended additional periods.


Item 3.  Legal Proceedings
--------------------------

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.


PART II
--------

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
--------------------------------------------------------------------------
Matters
-------

Information under the captions "Dividends Paid", "Common Stock Price Range", and "Shareholders" on page 31 of the Annual Report to Shareholders for 1994 is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

Information under the caption "Eleven Year Summary of Financial Data" for years 1990 through 1994 only for net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets on page 14 of the Annual Report to Shareholders for 1994 is incorporated herein by reference.



Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 and 21 of the Annual Report to Shareholders for 1994 is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The consolidated financial statements of the Company on pages 22 through 28, the report thereon of Ernst & Young LLP, Independent Auditors, on page 29, and the "Summary of Quarterly Results of Operations (Unaudited)" on page 23 of the Annual Report to Shareholders for 1994 are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

                                                                  Served as
                                                                   Officer
    Name               Age             Position                     Since
------------------     ---   ------------------------------------- --------

R. S. Boreham, Jr.      70   Chairman of the Board                   1961
R. L. Qualls            61   President and Chief Executive Officer   1986
George A. Schock        87   Assistant Secretary                     1944
Theodore W. Atkins      56   Vice President - Industry               1986
                             Relations and Governmental Affairs
Charles H. Cramer       50   Vice President - Personnel              1984
Lloyd G. Davis          47   Chief Financial Officer,                1992
                             Vice President - Finance,
                             Secretary, and Treasurer
Gene J. Hagedorn        47   Vice President - Materials              1994
James R. Kimzey         56   Vice President - Research               1984
                             and Engineering
John A. McFarland       43   Vice President - Sales                  1990
Robert L. Null, Jr.     52   Vice President - Manufacturing          1990
Jerry D. Peerbolte      38   Vice President - Marketing              1990


Each of the executive officers has served as an officer or in a management capacity with Baldor Electric Company for the last five years. There are no family relationships among the directors or executive officers. The information under the caption "Election of Directors" and "Compliance With Section 16 Filings" of the 1995 Proxy Statement is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

Information contained in the 1995 Proxy Statement under the caption "Executive Compensation", except for the information contained in the sub-captions "Report of the Executive and Stock Option Committees" and "Performance Graph", and information under the caption "Information About the Board of Directors and Committees of the Board" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The security ownership by officers and directors included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1995 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Not applicable.

PART IV
-------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this Report at page 13 hereof. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the first five exhibits listed below under Exhibit 10.

      (3)  Listing of Exhibits


           Exhibit 3(i) - The Restated Articles of Incorporation of Baldor Electric Company, effective March 14, 1995, filed herewith.


           Exhibit 3(ii) - Bylaws of Baldor Electric Company (as amended) dated February 6, 1995, filed herewith.

           Exhibit 4(i) - Rights Agreement dated May 6, 1988, between Baldor Electric Company and Wachovia Bank of North Carolina, N.A. (formerly Wachovia Bank & Trust Company, N.A.), as Rights Agent originally filed as Exhibit 1 to Registrant's Form 8-K Current Report, dated May 13, 1988, and refiled herewith.

           Exhibit 4(iii) - The Registrant agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of instruments defining the rights of the holders of long-term debt of the Registrant and its consolidated subsidiaries.


           Exhibit (10) - Exhibits 10(iii)(A)(1) through 10(iii)(A)(5) were previously submitted as exhibits and are incorporated herein by reference:

            - 10(iii)(A)(1) 1982 Incentive Stock Option Plan (originally filed as Exhibit 10.8 to Form 10-K for year ended December 31, 1981, refiled as Exhibit 10.1 to Form 10-K for the year ended December 28, 1991.)

            - 10(iii)(A)(2) Officers Compensation Plan (originally filed as Exhibit 10.6 to Form 10-K for year ended December 31, 1988, and refiled herewith).

            - 10(iii)(A)(3) 1987 Incentive Stock Plan (originally filed as Appendix A to Registrant's Proxy Statement dated April 3, 1987, and refiled herewith).

            - 10(iii)(A)(4) 1989 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10 to Form 10-Q for quarter ended September 29, 1990).

            - 10(iii)(A)(5) 1994 Incentive Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated April 4, 1994).

            Exhibit (11) - Computation of earnings per common share filed herewith.


            Exhibit (13) - Portions of the Annual Report to Shareholders for 1994. The Annual Report is being filed as an exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the Annual Report not specifically incorporated are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.


            Exhibit (21) - Affiliates of the Registrant filed herewith.


            Exhibit (23) - Consent of Independent Auditors filed herewith.


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


                                         BALDOR ELECTRIC COMPANY
                                               (Registrant)



                                          By    /s/  R. L. Qualls
                                          ------------------------
                                          President and Chief Executive Officer
                                          (Chief Executive Officer)




Date:  March 20, 1995
     ----------------


                                            POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. S. Boreham, Jr., R. L. Qualls, and George A. Schock and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report and any and all amend-ments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and neces-sary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                       Title                          Date


/s/ R. S. Boreham, Jr.        Chairman of the Board of        )
---------------------         Directors and Chairman of       )
R. S. Boreham, Jr.            the Executive Committee         )
                                                              )
                                                              )
/s/ R. L. Qualls              President, Chief Executive      )
-----------------             Officer, and Director           )
R. L. Qualls                  (Principal Executive Officer)   )
                                                              )
                                                              )
/s/ Lloyd G. Davis            Chief Financial Officer,        )
------------------            Vice President - Finance,       )
Lloyd G. Davis                Secretary, and Treasurer        )
                              (Principal Financial            )
                              and Accounting Officer)         )
                                                              )
/s/ George A. Schock          Assistant Secretary and         ) March 20, 1995
--------------------          Director                        ) --------------
George A. Schock                                              )
                                                              )
/s/ Jefferson W. Asher, Jr.   Director                        )
---------------------------                                   )
Jefferson W. Asher, Jr.                                       )
                                                              )
/s/ Fred C. Ballman           Director                        )
-------------------                                           )
Fred C. Ballman                                               )
                                                              )
/s/ O. A. Baumann             Director                        )
-----------------                                             )
O. A. Baumann                                                 )
                                                              )
/s/ Robert J. Messey          Director                        )
--------------------                                          )
Robert J. Messey                                              )
                                                              )
/s/ Robert L. Proost          Director                        )
--------------------                                          )
Robert L. Proost                                              )
                                                              )
/s/ Willis J. Wheat           Director                        )
-------------------                                           )
Willis J. Wheat                                               )

                                    ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(a)(1) and (2), (c) and (d)

                                    LIST OF FINANCIAL STATEMENTS

                                    FINANCIAL STATEMENT SCHEDULES

                                          CERTAIN EXHIBITS

                                      YEAR ENDED DECEMBER 31, 1994

                                         BALDOR ELECTRIC COMPANY

                                          FORT SMITH, ARKANSAS

                              FORM 10-K, ITEM 14(a)(1) and (2)
                LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                              BALDOR ELECTRIC COMPANY AND AFFILIATES



The following consolidated financial statements of Baldor Electric Company and Affiliates, included in the Annual Report to Shareholders for 1994, are incorporated by reference in Item 8:

           Consolidated Balance Sheets
               - December 31, 1994, and January 1, 1994

           Consolidated Statements of Earnings
               - for the three years in the period ended December 31, 1994

           Consolidated Statements of Cash Flows
               - for the three years in the period ended December 31, 1994

           Consolidated Statements of Shareholders' Equity
               - for the three years in the period ended December 31, 1994

           Notes to Consolidated Financial Statements


The following consolidated financial statement schedules of Baldor Electric Company and Affiliates are included in Item 14(d):


           Schedule II            Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                            BALDOR ELECTRIC COMPANY AND AFFILIATES
                                            SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS



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

(In thousands)

Deducted from current assets:

  Allowance for doubtful accounts

       1994        $1,800       $  623       $  173(F1)                 $2,250
       1993         1,200        1,197          597(F1)                  1,800
       1992           935        1,354        1,089(F1)                  1,200


Included in current liabilities:

  Anticipated warranty costs

       1994        $2,750        $ 950(F2)                              $3,700
       1993         2,500          250(F2)                               2,750
       1992         2,405           95(F2)                               2,500



[FN]
-----------------
(F1)    Net uncollectible accounts written off during year.

(F2) Additions/(reductions) to reserve for anticipated warranty costs, net of expenses incurred.

                              BALDOR ELECTRIC COMPANY AND AFFILIATES

                                         INDEX OF EXHIBITS



      EXHIBIT
      NUMBER                         DESCRIPTION

         2           Omitted - Inapplicable

       3(i)          Restated Articles of Incorporation - filed herewith

       3(ii)         Bylaws of Baldor Electric Company - filed herewith

       4(i)          Shareholders' Rights Agreement - refiled herewith

         9           Omitted - Inapplicable

   10(iii)(A)(2)     Officers Compensation Plan - refiled herewith

   10(iii)(A)(3)     1987 Incentive Stock Plan - refiled herewith

        11           Computation of Earnings Per Common Share - filed herewith

        12           Omitted - Inapplicable

        13           Annual Report to Shareholders for 1994 - filed herewith

        16           Omitted - Inapplicable

        18           Omitted - Inapplicable

        21           Affiliates of the Registrant - filed herewith

        22           Omitted - Inapplicable

        23           Consent of Independent Auditors - filed herewith

        24           Powers of Attorney.  Included on signature pages 10 and 11

        27           Financial Data Schedules - filed herewith

        28           Omitted - Inapplicable