Form 10-Q
period 1994-04-01
BALDOR ELECTRIC CO
filed 1995-05-15
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D. C.  20549

                        -------------------------
                                FORM 10-Q
                        -------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 1995
                                                       ---------------

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

At April 1, 1995, there were 18,360,040 shares of the registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
- -----------------------------

                BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                   April 1,   April 2,
                                                      1995       1994
                                                   --------------------
                                        (In thousands, except share data)

Net sales                                          $114,585    $ 97,476
Other income (net)                                      528         184
                                                   --------    --------
                                                   $115,113    $ 97,660

Cost and expenses:
  Cost of goods sold                                 81,027      69,571
  Selling and administrative                         19,444      17,319
  Profit sharing                                      1,754       1,231
  Interest                                              318         231
                                                   --------    --------
                                                    102,543      88,352
                                                   --------    --------

Earnings before income taxes                         12,570       9,308

Income taxes                                          4,899       3,630
                                                   --------    --------
Net earnings                                       $  7,671    $  5,678
                                                   ========    ========

Net earnings per common share                         $0.40       $0.30
                                                      =====       =====

Dividends paid per common share                       $0.12       $0.10
                                                      =====      ======
Weighted average common
  shares outstanding                             19,126,195  18,975,524
                                                 ==========  ==========





See notes to unaudited condensed consolidated financial statements.

                  BALDOR ELECTRIC COMPANY AND AFFILIATES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                APRIL 1,     DECEMBER 31,
                                                  1995           1994
                                              ---------      -----------
ASSETS                                                (In thousands)

CURRENT ASSETS:

  Cash and cash equivalents                   $  1,246         $  8,848

  Marketable securities                         37,292           25,996

  Accounts receivable, less allowances
    of $2,300,000 and $2,250,000,
    respectively                                73,554           71,003

  Inventories:

    Finished products                           55,725           48,516

    Work-in-process                             11,938           11,933

    Raw materials                               32,213           29,408
                                               -------          -------
                                                99,876           89,857

    LIFO valuation adjustment (deduction)      (26,509)         (25,759)
                                              --------         --------
                                                73,367           64,098

  Deferred tax assets                            5,185            4,801

  Other current assets                           4,440            6,426
                                              --------         --------
               TOTAL CURRENT ASSETS            195,084          181,172

OTHER ASSETS                                    13,916           20,481

PROPERTY, PLANT AND EQUIPMENT                  167,260          163,039

  Allowances for depreciation and
    amortization (deduction)                   (84,421)         (81,537)
                                              --------         --------
                                                82,839           81,502
                                              --------         --------
                                              $291,839         $283,155
                                              ========         ========



See notes to unaudited condensed consolidated financial statements.

                  BALDOR ELECTRIC COMPANY AND AFFILIATES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                APRIL 1,     DECEMBER 31,
                                                  1995           1994
                                              ---------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                  (In thousands)


CURRENT LIABILITIES:

  Accounts payable                            $ 20,516         $ 18,802

  Employee compensation                          7,057            5,776

  Profit sharing                                 1,754            5,789

  Anticipated warranty costs                     3,800            3,700

  Accrued insurance obligations                 10,083            9,156

  Other accrued expenses                        14,421           15,697

  Income taxes                                   7,297            2,777

  Current maturities of long-term
    obligations                                    928              925
                                              --------         --------
           TOTAL CURRENT LIABILITIES            65,856           62,622

LONG-TERM OBLIGATIONS                           26,282           26,303

DEFERRED INCOME TAXES                            9,601            9,968

SHAREHOLDERS' EQUITY:

  Common stock                                   1,836            1,831

  Additional capital                            22,250           21,958

  Retained earnings                            165,493          160,024

  Cumulative translation adjustments               521              449
                                              --------         --------
               TOTAL SHAREHOLDERS' EQUITY      190,100          184,262
                                              --------         --------
                                              $291,839         $283,155
                                              ========         ========



See notes to unaudited condensed consolidated financial statements.

                 BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                   ---------------------
                                                 April 1,         April 2,
                                                   1995            1994
                                               ----------       ----------
                                                         (In thousands)
Operating activities:
  Net earnings                                   $ 7,671         $ 5,678
  Depreciation and amortization                    3,388           3,292
  Deferred income taxes                             (751)           (595)
  Changes in operating assets and liabilities:
     Accounts receivable                          (2,601)         (6,741)
     Inventories                                  (9,269)           (741)
     Other current assets                          1,986           2,818
     Accounts payable                              1,714           3,518
     Accrued expenses and other liabilities       (3,003)         (2,542)
     Income taxes                                  4,520           2,989
     Other (net)                                   1,825             280
                                                 -------         --------
  Net cash provided by operating activities        5,480           7,956


Investing activities:
  Additions to property, plant and equipment      (4,574)         (4,683)
  Sales of marketable securities available-
    for-sale                                       6,921           5,996
  Purchase of marketable securities available-
    for-sale                                     (18,217)        (10,052)
                                                 -------         -------
  Net cash used in investing activities          (15,870)         (8,739)


Financing activities:
  Reduction of long-term obligations                 (18)            (16)
  Unexpended debt proceeds                         4,711            (118)
  Dividends paid                                  (2,202)         (1,812)
  Stock option plans                                 297           1,277
                                                 -------         -------
  Net cash provided by (used in) financing
    activities                                     2,788            (669)
                                                 -------         -------
Net decrease in cash and cash eqivalents          (7,602)         (1,452)

Beginning cash and cash equivalents                8,848           7,310
                                                 -------         -------
Ending cash and cash equivalents                 $ 1,246         $ 5,858
                                                 =======         =======



See notes to unaudited condensed consolidated financial statements.

BALDOR ELECTRIC COMPANY AND AFFILIATE

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


April 1, 1995

BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 1, 1995, may not be indicative of the results that may be expected for the fiscal year ending December 30, 1995.

MARKETABLE SECURITIES: The Company adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" in the first quarter of 1994. Adoption of this standard did not have a material impact on the Company's financial statements. Marketable securities are available for sale to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value with unrealized gains and losses, net of tax, included in retained earnings. Interest on securities classified as available-for-sale is included in other income.

PART I.   FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

For the thirteenth quarter, sales and earnings set records. Sales for the first quarter of 1995 were $114,585,000, up 17.6% over sales of $97,476,000 for the first quarter of 1994. International sales (exports and sales by foreign affiliates), which comprise 12.5% of total first quarter sales, were up 21.1% over the same period last year.

Sales growth was broad-based with good growth across many product lines, industries, and geographic regions. Both distributor and OEM business was strong. OEM sales were particularly strong, especially in Packaging Machinery, Machine Tools-Metal Cutting, Food Processing, and Hydraulic Pumps. Sales of drives (motors + controls) were also strong. For the first quarter of 1995, drives sales increased at over three times the rate of motor sales. Pricing was 5.6% above first quarter 1994 levels.

First quarter 1995 net earnings of $7,671,000 were up 35.1% over first quarter 1994 net earnings of $5,678,000. For the quarter, margins have benefitted from higher sales volumes, higher selling prices, and the effects of productivity and cost improvements.

The first quarter 1995 gross margin was 29.3% compared to 28.6% for the first quarter of 1994. Increases in raw material costs since the first quarter of 1994 have been offset by increases in selling prices since the first quarter of 1994. Manufacturing cost reductions continued to show good improvement due to increased volume levels, investments in equipment, improvements in manufacturing technology, and increases in productivity.

First quarter 1995 selling and administrative expenses as a percent of net sales continued an improving trend at 17.0%, well below the 1994 first quarter of 17.8%. This decline was due mainly to the continued emphasis on productivity improvements.

LIQUIDITY AND CAPITAL RESOURCES

Through the first three months of 1995, the Company's financial position remained strong with cash and marketable securities at $38.5 million. Working capital increased to $129.2 million at April 1, 1995, from $118.6 million at December 31, 1994. The ratio of long-term borrowing to total capitalization (shareholders' equity and long-term borrowings) was 12.1% at April 1, 1995, compared to 12.5% at December 31, 1994. The current ratio at April 1, 1995 was 3.0 to 1.0 compared to 2.9 to 1.0 at December 31, 1994.

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



                                          BALDOR ELECTRIC COMPANY
                                               (Registrant)

May 15, 1995                              By: /s/ Lloyd G. Davis
- ---------------------                        -----------------------------
     (Date)                               Lloyd G. Davis - Chief Financial
                                          Officer and Vice-President -
                                          Finance (on behalf of the
                                          Registrant and as principal
                                          financial officer)

                               EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibits
 Number
- --------          --------------------------------------------------------
   2              Omitted - Inapplicable

   3(i) Restated Articles of Incorporation of Baldor Electric Company, effective March 14, 1995, filed as Exhibit 3(i) to Form 10-K for year ended December 31, 1995, incorporated herein by reference.

   3(ii) Bylaws of Baldor Electric Company (as amended) dated February 6, 1995, filed as Exhibit 3(ii) to Form 10-K for year ended December 31, 1995, incorporated herein by reference.

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