Form 10-Q
period 1995-07-01
BALDOR ELECTRIC CO
filed 1995-08-14
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D. C.  20549


                          -------------------------
                                   FORM 10-Q
                          -------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the quarterly period ended July 1, 1995
                                                         ------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period _____________________

Commission File Number 1-7284
                       ------

                           BALDOR ELECTRIC COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Missouri                             43-0168840
--------------------------------            -----------------------

  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)



           5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas  72901
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

At July 1, 1995, there were 18,415,511 shares of the registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    BALDOR ELECTRIC COMPANY AND AFFILIATES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                             THREE MONTHS ENDED            SIX MONTHS ENDED
                            JULY 1      JULY 2             JULY 1     JULY 2
                              1995        1994               1995       1994
                            -------------------         ---------------------
                                    (In thousands, except share data)

Net sales                   $121,839    $104,812        $236,424     $202,288
Other income (net)               578         501           1,106          685
                            ---------   --------        --------     --------
                            $122,417    $105,313        $237,530     $202,973

Cost and expenses:
  Cost of goods sold          86,141      74,667         167,168      144,237
  Selling and
    administrative            20,585      18,022          40,029       35,341
  Profit sharing               1,822       1,415           3,576        2,646
  Interest                       321         386             639          618
                            --------    --------        --------     --------
                             108,869      94,490         211,412      182,842
                            --------    --------        --------     --------
Earnings before income
  taxes                       13,548      10,823          26,118       20,131
Income taxes                   5,287       4,221          10,186        7,851
                            --------    --------        --------     --------
Net earnings                $  8,261    $  6,602        $ 15,932     $ 12,280
                            ========    ========        ========     ========

Net earnings per common
  share                        $0.43       $0.35           $0.83        $0.65
                               =====       =====           =====        =====

Dividends paid per common
  share                        $0.12       $0.10           $0.24        $0.20
                               =====       =====           =====        =====

Weighted average common
  shares outstanding        19,206,742  18,999,497      19,159,668   18,974,984
                            ==========  ==========      ==========   ==========









See notes to unaudited condensed consolidated financial statements.

                    BALDOR ELECTRIC COMPANY AND AFFILIATES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    JULY 1       DECEMBER 31
                                                      1995              1994
                                                  ---------      -----------
ASSETS                                                    (In thousands)

CURRENT ASSETS:

  Cash and cash equivalents                       $  9,974           $  8,848

  Marketable securities                             17,348             25,996

  Accounts receivable, less allowances
     of $2,500,000 and $2,250,000,
     respectively                                   78,343             71,003

  Inventories:

     Finished products                              59,246             48,516

     Work-in-process                                10,921             11,933

     Raw materials                                  32,841             29,408
                                                  --------           --------
                                                   103,008             89,857

     LIFO valuation adjustment (deduction)         (27,046)           (25,759)
                                                  --------           --------
                                                    75,962             64,098

  Deferred tax assets                                5,683              4,801

  Other current assets                               4,288              6,426
                                                  --------           --------
                TOTAL CURRENT ASSETS               191,598            181,172

OTHER ASSETS                                        13,466             20,481

PROPERTY, PLANT AND EQUIPMENT                      173,289            163,039

  Allowances for depreciation and
  amortization (deduction)                         (87,750)           (81,537)
                                                  --------           --------
                                                    85,539             81,502
                                                  --------           --------
                                                  $290,603           $283,155
                                                  ========           ========






See notes to unaudited condensed consolidated financial statements.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                   JULY 1        DECEMBER 31
                                                     1995               1994
                                                  --------       ------------
                                                        (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                $ 18,268           $ 18,802

  Employee compensation                              4,959              5,776

  Profit sharing                                     3,576              5,789

  Anticipated warranty costs                         4,100              3,700

  Accrued insurance obligations                     10,958              9,156

  Other accrued expenses                            12,927             15,697

  Income taxes                                       2,908              2,777

  Current maturities of long-term
     obligations                                       973                925
                                                  --------           --------
                TOTAL CURRENT LIABILITIES           58,669             62,622

LONG-TERM OBLIGATIONS                               25,420             26,303

DEFERRED INCOME TAXES                                9,111              9,968

SHAREHOLDERS' EQUITY:

  Common stock                                       1,842              1,831

  Additional capital                                22,800             21,958

  Retained earnings                                171,815            160,024

  Cumulative translation adjustments                   946                449
                                                  --------           --------
                TOTAL SHAREHOLDERS' EQUITY         197,403            184,262
                                                  --------           --------
                                                  $290,603           $283,155
                                                  ========           ========






See notes to unaudited condensed consolidated financial statements.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                        ---------------------
                                                      JULY 1            JULY 2
                                                        1995              1994
                                                    ----------        ---------
                                                           (In thousands)
Operating activities:
  Net earnings                                       $15,932          $12,280
  Depreciation and amortization                        7,086            6,496
  Deferred income taxes                               (1,912)          (1,840)
  Changes in operating assets and liabilities:
     Accounts receivable                              (7,590)         (12,156)
     Inventories                                     (11,864)          (4,931)
     Other current assets                              2,138            2,185
     Accounts payable                                   (534)           4,325
     Accrued expenses and other liabilities           (3,598)          (1,344)
     Income taxes                                        131              195
     Other (net)                                       2,080            2,518
                                                     -------          --------
  Net cash provided by operating activities            1,869            7,728


Investing activities:
  Additions to property, plant and equipment         (10,816)          (9,005)
  Sales of marketable securities available-
    for-sale                                          30,307           14,045
  Purchase of marketable securities available-
    for-sale                                         (21,214)         (15,003)
                                                     -------          -------
  Net cash used in investing activities               (1,723)         ( 9,963)


Financing activities:
  Additional long-term borrowings                                       6,000
  Reduction of long-term obligations                    (835)          (1,612)
  Unexpended debt proceeds                             5,373           (4,903)
  Dividends paid                                      (4,411)          (3,629)
  Stock option plans                                     853            1,730
                                                     -------          -------
  Net cash provided by (used in) financing
    activities                                           980           (2,414)
                                                     -------          -------
Net increase (decrease) in cash and
  cash eqivalents                                      1,126           (4,649)

Beginning cash and cash equivalents                    8,848            7,310
                                                     -------          -------
Ending cash and cash equivalents                     $ 9,974          $ 2,661
                                                     =======          =======




See notes to unaudited condensed consolidated financial statements.

BALDOR ELECTRIC COMPANY AND AFFILIATES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


July 1, 1995

BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended July 1, 1995, may not be indicative of the results that may be expected for the fiscal year ending December 30, 1995.

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

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

RESULTS OF OPERATIONS

For the fourteenth consecutive quarter, sales and earnings set records for both the quarter and the year-to-date periods. Second quarter sales of $121,839,000 were up 16.2% over second quarter 1994 sales of $104,812,000. Year-to-date 1995 sales of $236,424,000 were up 16.9% over year-to-date 1994 sales of $202,288,000. International sales (exports and sales by foreign affiliates), which comprise 13.2% of total year-to-date sales, were also strong, up 17.4% in the second quarter and up 19.1% year-to-date over the same periods in 1994.

Sales growth was broad-based with good growth across numerous product lines, industries, and geographic regions. Both distributor and OEM business was strong with some of the core OEM markets such as Food Processing, Blowers and Fans, and Pumps doing especially well. Sales of drives (motors + controls) also remained strong with year-to-date sales of these products increasing at about four times the rate of motor sales.

Second quarter 1995 earnings of $8,261,000 were up 25.1% over second quarter 1994 and year-to-date 1995 earnings of $15,932,000 were up 29.7% over the first six months of 1994. The Company's gross margin for the second quarter of 1995 was 29.3% compared to 29.3% for the first quarter of 1995 and 28.8% for the second quarter of 1994. Pre-tax margins were 11.1% for the second quarter and 11.0% for the first six months of 1995. For both the quarter and year-to-date, margins have benefitted from higher sales volumes and the effects of productivity and cost improvements.

Second quarter 1995 selling and administrative expense at 16.9% of net sales is the lowest since the second quarter of 1984 and continued an improving trend, down from 17.0% of net sales in the first quarter of 1995 and 17.2% of net sales in the second quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES


Through the first six months of 1995, the Company's financial position remains strong with cash and marketable securities over $27.3 million. Working capital increased to $132.9 million at July 1, 1995, from $118.6 million at December 31, 1994. The ratio of long-term borrowing to total capitalization (shareholders' equity and long-term borrowings) was 11.4% at July 1, 1995, compared to 12.5% at December 31, 1994. The current ratio at July 1, 1995 remains strong at 3.3 times.

At their meeting on August 7, 1995, the Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend to be distributed September 6, 1995 to shareholders of record on August 18, 1995.
The Board also declared a quarterly cash dividend of $.09 per share on the increased number of shares payable September 29, 1995 to shareholders of record on September 18, 1995. Lastly, the Board of Directors approved a stock repurchase program which authorizes the company to purchase up to one million shares through December 31, 1996.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

On May 6, 1995, the Company held its Annual Meeting of Shareholders at which the only item voted on was the election of three Directors to the Company's nine person Board of Directors. The following is a list of the Board's slate of nominees (who were the only nominees) each of whom was elected, and the results of shareholder voting:

                           Votes for the           Votes         Broker
      Nominee            Election of Nominee     Withheld     Nonvotes
---------------------    -------------------     --------     --------

O. A. Baumann                  15,026,097            730,700         N/A
Robert L. Proost               15,044,821            711,976         N/A
George A. Schock               15,015,364            741,433         N/A

Messers Roland S. Boreham, Jr.; R. L. Qualls; Jefferson W. Asher, Jr.; Fred
C. Ballman; Robert J. Messey; and Willis J. Wheat are the remaining board members, each of whom is expected to serve out his respective term.



Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

      a.  See Exhibit Index attached hereto.

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

                                             BALDOR ELECTRIC COMPANY
                                                    (Registrant)

  August   14, 1995                          By: /s/Lloyd G. Davis
---------------------                           -------------------
                                             Lloyd G. Davis - Chief Financial
                                             Officer and Vice-President -
                                             Finance (on behalf of the
                                             Registrant and as principal
                                             financial officer)

                                  EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibits
 Number
--------            --------------------------------------------------------
   2                Omitted - Inapplicable

   3                Omitted - Inapplicable

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