Form 10-Q/A
period 1995-07-01
BALDOR ELECTRIC CO
filed 1995-08-16
CIK 9342

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

On May 6, 1995, the Company held its Annual Meeting of Shareholders at which the only item voted on was the electrion of three Directors to the Company's nine person Board of Directors. The following is a list of the Board's slate of nominees (who were the only nominees) each of whom was elected, and the results of shareholder voting:

                          Votes for the               Votes       Broker
   Nominee                Election of Nominee       Withheld     Nonvotes
--------------------      -------------------       --------     --------

Fred C. Ballman                16,233,124            312,395         N/A
R. S. Boreham, Jr.             16,208,327            337,192         N/A
R. L. Qualls                   16,232,851            312,668         N/A


Messers Jefferson W. Asher, Jr.; O. A. Baumann; Robert J. Messey; Robert
L. Proost; George A. Schock; and Willis J. Wheat are the remaining board members, each of whom is expected to serve out his respective term.