Form 10-Q
period 1995-09-30
BALDOR ELECTRIC CO
filed 1995-11-13
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D. C.  20549


                          -------------------------
                                   FORM 10-Q
                          -------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995
                                                        ------------------

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

At September 30, 1995, there were 27,708,446 shares of the registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    BALDOR ELECTRIC COMPANY AND AFFILIATES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                             SEPT 30       OCT 1         SEPT 30        OCT 1
                                1995        1994            1995         1994
                             -------------------        ---------------------
                                    (In thousands, except share data)

Net sales                   $120,044    $105,432        $356,468     $307,720
Other income (net)               745         453           1,851        1,138
                            ---------   --------        --------     --------
                            $120,789    $105,885        $358,319     $308,858

Cost and expenses:
  Cost of goods sold          84,854      74,787         252,022      219,024
  Selling and
    administrative            20,261      18,098          60,290       53,440
  Profit sharing               1,808       1,488           5,384        4,134
  Interest                       321         335             960          952
                            --------    --------        --------     --------
                             107,244      94,708         318,656      277,550
                            --------    --------        --------     --------
Earnings before income
  taxes                       13,545      11,177          39,663       31,308
Income taxes                   5,269       4,359          15,455       12,210
                            --------    --------        --------     --------
Net earnings                $  8,276    $  6,818        $ 24,208     $ 19,098
                            ========    ========        ========     ========

Net earnings per common
  share                        $0.29       $0.24           $0.84        $0.67
                               =====       =====           =====        =====

Dividends paid per common
  share                        $0.09       $0.07           $0.25        $0.20
                               =====       =====           =====        =====

Weighted average common
  shares outstanding      29,019,459  28,539,209      28,820,949   28,468,409
                          ==========  ==========      ==========   ==========










See notes to unaudited condensed consolidated financial statements.

                    BALDOR ELECTRIC COMPANY AND AFFILIATES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              SEPTEMBER 30        DECEMBER 31
                                                      1995               1994
                                             -------------       ------------
ASSETS                                               (In thousands)

CURRENT ASSETS:

  Cash and cash equivalents                       $  1,931           $  8,848

  Marketable securities                             34,839             25,996

  Accounts receivable, less allowances
     of $2,800,000 and $2,250,000,
     respectively                                   80,131             71,003

  Inventories:

     Finished products                              56,787             48,516

     Work-in-process                                11,008             11,933

     Raw materials                                  35,296             29,408
                                                  --------           --------
                                                   103,091             89,857

     LIFO valuation adjustment (deduction)         (27,544)           (25,759)
                                                  --------           --------
                                                    75,547             64,098

  Deferred tax assets                                6,841              4,801

  Other current assets                               5,758              6,426
                                                  --------           --------
                TOTAL CURRENT ASSETS               205,047            181,172

OTHER ASSETS                                        13,272             20,481

PROPERTY, PLANT AND EQUIPMENT                      177,807            163,039

  Allowances for depreciation and
  amortization (deduction)                         (90,901)           (81,537)
                                                  --------           --------
                                                    86,906             81,502
                                                  --------           --------
                                                  $305,225           $283,155
                                                  ========           ========







See notes to unaudited condensed consolidated financial statements.

                    BALDOR ELECTRIC COMPANY AND AFFILIATES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                              SEPTEMBER 30        DECEMBER 31
                                                      1995               1994
                                              ------------       ------------
                                                        (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                $ 21,319           $ 18,802

  Employee compensation                              6,182              5,776

  Profit sharing                                     5,384              5,789

  Anticipated warranty costs                         4,100              3,700

  Accrued insurance obligations                     11,424              9,156

  Other accrued expenses                            13,201             15,697

  Income taxes                                       4,947              2,777

  Current maturities of long-term
     obligations                                       972                925
                                                  --------           --------
                TOTAL CURRENT LIABILITIES           67,529             62,622

LONG-TERM OBLIGATIONS                               25,377             26,303

DEFERRED INCOME TAXES                                8,814              9,968

SHAREHOLDERS' EQUITY:

  Common stock                                       2,771              1,831

  Additional capital                                22,273             21,958

  Retained earnings                                177,623            160,024

  Cumulative translation adjustments                   838                449
                                                  --------           --------
                TOTAL SHAREHOLDERS' EQUITY         203,505            184,262
                                                  --------           --------
                                                  $305,225           $283,155
                                                  ========           ========






See notes to unaudited condensed consolidated financial statements.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                     ---------------------
                                                     SEPT 30            OCT 1
                                                        1995             1994
                                                   ---------        ---------
                                                           (In thousands)
Operating activities:
  Net earnings                                       $24,208          $19,098
  Depreciation and amortization                       11,153            9,720
  Deferred income taxes                               (3,384)          (2,900)
  Changes in operating assets and liabilities:
     Accounts receivable                              (9,678)         (13,857)
     Inventories                                     (11,449)          (3,770)
     Other current assets                                668            2,469
     Accounts payable                                  2,517            4,845
     Accrued expenses and other liabilities              173            3,830
     Income taxes                                      2,170            1,713
     Other (net)                                       2,432            2,035
                                                     -------          --------
  Net cash provided by operating activities           18,810           23,183


Investing activities:
  Additions to property, plant and equipment         (16,105)         (12,010)
  Sales of marketable securities available-
    for-sale                                          36,639           17,984
  Purchase of marketable securities available-
    for-sale                                         (44,996)         (29,329)
                                                     -------          -------
  Net cash used in investing activities              (24,462)         (23,355)


Financing activities:
  Additional long-term borrowings                                       6,000
  Reduction of long-term obligations                    (879)          (1,632)
  Unexpended debt proceeds                             5,264           (5,041)
  Dividends paid                                      (6,905)          (5,452)
  Stock option plans                                   1,255            2,133
                                                     -------          -------
  Net cash used in financing activities               (1,265)          (3,992)
                                                     -------          -------
Net decrease in cash and cash equivalents             (6,917)          (4,164)

Beginning cash and cash equivalents                    8,848            7,310
                                                     -------          -------
Ending cash and cash equivalents                     $ 1,931          $ 3,146
                                                     =======          =======



See notes to unaudited condensed consolidated financial statements.

BALDOR ELECTRIC COMPANY AND AFFILIATES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


September 30, 1995

BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1995, may not be indicative of the results that may be expected for the fiscal year ending December 30, 1995.

MARKETABLE SECURITIES: The Company adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" in the first quarter of 1994. Adoption of this standard did not have a material impact on the Company's financial statements. Marketable securities are available for sale to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value with unrealized gains and losses, net of tax, included as an adjustment to shareholders' equity. Interest on securities classified as available-for-sale is included in other income.

PART I.   FINANCIAL INFORMATION


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------


RESULTS OF OPERATIONS

For the fifteenth consecutive quarter, sales and earnings set records for both the quarter and the year-to-date amounts. Third quarter sales of $120,044,000 were up 13.9% over third quarter 1994 sales of $105,432,000.
Year-to-date 1995 sales of $356,468,000 were up 15.8% over year-to-date 1994 sales of $307,720,000. International sales (exports and sales by foreign affiliates), which comprise 13.2% of total year-to-date sales, were also strong, up 21.2% in the third quarter and up 19.0% year-to-date over the same periods in 1994.

Sales growth continued broad-based with increases across numerous product lines, industries, and geographic regions. Both distributor and OEM business remained solid with distributor sales being somewhat stronger than OEM sales in the third quarter. During the third quarter, the distributor/OEM split returned to about 50/50. Sales of drives (motors + controls) remained strong with year-to-date sales of these products increasing at over four times the rate of motor sales. A 3.3% price increase was announced in the third quarter with an effective date of October 2, 1995. The previous price increase of 4.5% was effective in December of 1994.

Third quarter 1995 earnings of $8,276,000 were up 21.4% over third quarter 1994 and year-to-date 1995 earnings of $24,208,000 were up 26.8% over the first nine months of 1994. The Company's gross margin for the third quarter of 1995 was 29.3% compared to 29.3% for the first and second quarter of 1995 and 29.1% for the third quarter of 1994. Year-to-date 1995 gross margin was 29.3% compared to 28.8% for the same period of 1994. Pre-tax margins were 11.3% for the third quarter and 11.1% for the first nine months of 1995. For both the quarter and year-to-date, margins have benefitted from higher sales volumes and the effects of productivity and cost improvements.

Third quarter 1995 selling and administrative expenses at 16.9% of net sales were flat with second quarter and down from 17.2% of net sales in the third quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES

Through the first nine months of 1995, the Company's financial position remains strong with cash and marketable securities over $36.8 million. Working capital increased to $137.5 million at September 30, 1995, from $118.6 million at December 31, 1994. The ratio of long-term borrowing to total capitalization (shareholders' equity and long-term borrowings) decreased to 11.1% at September 30, 1995, from 12.5% at December 31, 1994. The current ratio at September 30, 1995 remains strong at 3.0 times.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

      a.  Exhibits - See Exhibit Index.

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

                                             BALDOR ELECTRIC COMPANY
                                                    (Registrant)

 November  13, 1995                          By: /s/ Lloyd G. Davis
--------------------                            -------------------
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