Form 10-K
period 1995-12-30
BALDOR ELECTRIC CO
filed 1996-03-28
CIK 9342

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                 ----------------------
                                        FORM 10-K
                                 ----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the fiscal year ended               Commission File Number
            December 30, 1995                           1-7284
       -------------------------                ----------------------
              B A L D O R      E L E C T R I C      C O M P A N Y
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Missouri                               43-0168840
   -------------------------------             ------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

5711 R. S. Boreham, Jr St, Fort Smith, Arkansas 72902   (501) 646-4711
------------------------------------------------------   ---------------
(Address of principal executive offices)    (Zip Code) (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
    Title of Each Class                             which registered
-------------------------------                  ------------------------
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

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on February 23, 1996, was $409,926,203.

At February 23, 1996, there were 25,851,846 shares of the registrant's common stock outstanding.

                           DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 30, 1995 (the "Annual Report to Shareholders for 1995") are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 1996 (the "1996 Proxy Statement") are incorporated by reference into Parts I and III.

PART I

Item 1.  Business
-----------------

Baldor Electric Company ("Baldor" or the "Company") was incorporated in Missouri in 1920. The Company operates primarily in one industry segment which includes the design, manufacture, and sale of electric motors and drives. In addition to electric motors and drives, products include speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts. Baldor has made several small acquisitions; however, the majority of its growth has come internally through broadening its markets and product lines.

Products

Sales of electric motors represented approximately 82% of the Company's business in 1995, 84% in 1994, and 85% in 1993. The AC motor product line presently ranges in size from 1/50 through 600 horsepower. The DC motor product line presently ranges from 1/50 through 700 horsepower.

Industrial control products, which include servo products, brushless DC and SCR controls, and inverter and vector drives, accounted for approximately 16% of the Company's total sales in 1995, 13% in 1994, and 11% in 1993. The Company's line of adjustable speed controls ranges from 1/50 to 600 horsepower. With these products, the Company provides its customers the ability to purchase industrial motors and electronic controls (which constitute drives) from one manufacturer. Sales of drives were estimated to be slightly more than 20% of total 1995 sales compared to just under 18% of total 1994 sales.

Baldor's motors and drives are designed, manufactured, and marketed for general purpose uses ("stock products") and for individual customer requirements and specifications ("custom products"). Stock product sales represented approximately 62% of the Company's 1995 business. Most stock product sales are to customers who place orders for immediate shipment from current inventory. Custom products generally are shipped within four weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.

Sales and Marketing

The products of the Company are marketed throughout the United States and in more than 55 foreign countries. The Company's field sales organization consists of more than 50 independent manufacturer's representatives including 26 in the United States and the remainder in various parts of the world including Canada, Europe, Latin America, Australia, and the Far East.

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

The Company is not aware of any industry-wide statistics from which it can precisely determine its relative portion of the industrial electric motor industry. In the United States, certain industry statistics are available from the U.S. Department of Commerce and the National Electric Manufacturers Association. However, these sources do not include all competitors or all sizes of motors. The Company believes that it is a significant factor in the markets it serves and that its share of the market has increased over the past several years.

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

Research and Development

The Company's design and development of electric motors and drives includes both the development of products which extend the product lines and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to approximately $17,200,000 in 1995, $14,800,000 in 1994, and
$12,900,000 in 1993.

Environment

Compliance with laws relating to the discharge of materials into the envi-ronment or otherwise relating to the protection of the environment has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have such an effect.

Employees

At December 30, 1995, the Company had 3,580 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations

For each of the three fiscal years in the period ended December 30, 1995, export and international sales revenues have increased and represented 14.0% of consolidated sales in 1995, 13.1% in 1994, and 13.4% in 1993.
See also Note J on page 26 of the Annual Report to Shareholders for 1995.

The Company's products are distributed in more than 55 foreign countries, principally in Canada, Europe, Australia, the Far East, and Latin America. The Company's international operations include the Baldor ASR group of companies which was acquired in 1983. Baldor ASR has sales offices located in Switzerland, Germany, Italy and the United Kingdom. Baldor ASR also has development and manufacturing operations in Germany. The Company has majority interests in Baldor Electric (Far East) Pte. Ltd., located in Singapore, Baldor Electric (Thailand) Ltd., located in Bangkok, Baldor Electric (Indonesia) Ltd., located in Jakarta, and Australian Baldor Pty. Limited which has locations in Sydney and Melbourne. Finally, the Company wholly owns Baldor de Mexico, S.A. de C.V., located in Mexico City.

The Company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a significant adverse effect on the Company's business.


Item 2.  Properties
-------------------

The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table sets forth certain information with respect to the Company's properties.

                                                                      AREA
LOCATION                         PRIMARY USE                        (SQ. FT.)

Fort Smith, AR              AC motor production                      296,542
                            Distribution and service center          159,500
                            Administration and engineering offices    69,800
                            Aluminum die casting                      76,400

St. Louis County, MO        Metal stamping and engineering toolroom  121,700
                            DC and miscellaneous motor production     55,600

Columbus, MS                AC motor production                      140,300

Westville, OK               AC and DC motor production               155,000

Fort Mill, SC               DC motors, AC motors                     110,000
                            and tachometer production

Knoxville, AR               Worm-gear speed reducers                 100,000

Clarksville, AR             Subfractional motor and                   86,750
                            gear motor production

Ozark, AR                   AC motor production                       77,300

Five other                  Metal stamping and motor, drives,
domestic locations          and servomotor production                130,325

Eight foreign               Sales and distribution centers            37,900
locations                   and servodrive production
                                                                   ---------
                                                                   1,617,117

Certain properties listed above (528,750 sq. ft. in the aggregate) are leased, principally pursuant to Industrial Revenue Bond agreements, and where material, are accounted for as capitalized lease obligations. Certain lease agreements contain purchase options at varying prices and/or renewal options at reduced rentals for extended additional periods.

In mid 1996, the Company expects to replace the leased Knoxville, Arkansas, facility with a Company owned 83,000 square foot facility to be constructed at the Clarksville, Arkansas, plant site.

Item 3.  Legal Proceedings
--------------------------

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters
--------------------------------------------------------------------------

Information under the captions "Dividends Paid", "Common Stock Price Range", and "Shareholders" on page 29 of the Annual Report to Shareholders for 1995 is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

Information under the caption "Eleven Year Summary of Financial Data" only for years 1991 through 1995 for net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets on page 14 of the Annual Report to Shareholders for 1995 is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19 of the Annual Report to Shareholders for 1995 is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The consolidated financial statements of the Company on pages 20 through 26, the report thereon of Ernst & Young LLP, Independent Auditors, on page 27, and the "Summary of Quarterly Results of Operations (Unaudited)" on page 21 of the Annual Report to Shareholders for 1995 are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

                                                               Served as
                                                                Officer
Name                   Age    Position                           Since
----                   ---    --------                         ---------
R.S. Boreham, Jr.       71    Chairman of the Board               1961
R.L. Qualls             62    President and Chief Executive       1986
                              Officer
Theodore W. Atkins      57    Vice President - Industry           1986
                              Relations and Government Affairs
D. Christine Clemons    31    Controller                          1995
Charles H. Cramer       51    Vice President - Personnel          1984
Lloyd G. Davis          48    Chief Financial Officer,            1992
                              Vice President - Finance,
                              Secretary, and Treasurer
Gene J. Hagedorn        48    Vice President - Materials          1994
James R. Kimzey         57    Vice President - Research           1984
                              and Engineering
John A. McFarland       44    Vice President - Sales              1990
Robert L. Null, Jr.     53    Vice President - Manufacturing      1990
Jerry D. Peerbolte      39    Vice President - Marketing          1990

Each of the executive officers has served as an officer or in a management capacity with Baldor Electric Company for the last five years. There are no family relationships among the directors or executive officers. The information under the caption "Election of Directors" of the 1996 Proxy Statement is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

Information contained in the 1996 Proxy Statement under the caption "Information About the Board of Directors and Committees of the Board" and information under the caption "Executive Compensation", except for the information contained in the sub-captions "Report of the Executive and Stock Option Committees" and "Performance Graph" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The security ownership by officers and directors included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1996 Proxy Statement is incorporated herin by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information under the caption "Certain Transactions" of the 1996 Proxy Statement is incorporated herein by reference.


PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this Report at page 13 hereof.

     (3)   Listing of Exhibits

          Exhibit 3(i) - The Restated Articles of Incorporation of Baldor Electric Company, effective March 14, 1995, filed as Exhibit 3(i) to Form 10-K for the year ended December 31, 1994.

          Exhibit 3(ii) - Bylaws of Baldor Electric Company (as amended) dated February 6, 1995, filed as Exhibit 3(ii) to Form 10-K for the year ended December 31, 1994.

          Exhibit 4(i)(a) - Rights Agreement dated May 6, 1988, between Baldor Electric Company and Wachovia Bank of North Carolina, N.A. (formerly Wachovia Bank & Trust Company, N.A.), as Rights Agent originally filed as Exhibit 1 to Registrant's Form 8-K Current Report, dated May 13, 1988, and refiled as Exhibit 4(i) to Form 10-K for the year ended December 31, 1994.

          Exhibit 4(i)(b) - Amendment Number 1 to the Shareholders' Rights Agreement dated February 5, 1996 filed as Exhibit 2 to
          Registrant's Form 8-A/A dated March 21, 1996.

          Exhibit 4(iii) - The Registrant agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of instruments defining the rights of the holders of long-term debt of the Registrant and its consolidated affiliates.

          Exhibit (10) - Exhibits 10(iii)(A)(1) through 10(iii)(A)(5) were previously submitted as exhibits and are incorporated herein by reference:

           .    10(iii)(A)(1) 1982 Incentive Stock Option Plan (originally filed as Exhibit 10.8 to Form 10-K for year ended December 31, 1981, refiled as Exhibit
                           10.1 to Form 10-K for the year ended
                           December 28, 1991.)

           .    10(iii)(A)(2) Officers Compensation Plan (originally filed as Exhibit 10.6 to Form 10-K for year ended
                           December 31, 1988, and filed as Exhibit
                           10(iii)(A)(2) to Form 10-K for the year
                           ended December 31, 1994.)

           .    10(iii)(A)(3) 1987 Incentive Stock Plan (originally filed as
                           Appendix A to Registrant's Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to Form 10-K for the year ended December 31, 1994.

           .    10(iii)(A)(4) 1989 Stock Option Plan for Non-Employee
                           Directors (filed as Exhibit 10 to Form 10-Q for quarter ended September 29, 1990.)

           .    10(iii)(A)(5) 1994 Incentive Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated April
                           4, 1994).

          For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the exhibits listed above under Exhibit 10.

          Exhibit (11) - Computation of earnings per common share filed herewith.

          Exhibit (13) - Portions of the Annual Report to Shareholders for 1995. The Annual Report is being filed as an exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the Annual Report not specifically incorporated are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.

          Exhibit (21) - Affiliates of the Registrant filed herewith.

          Exhibit (23) - Consent of Independent Auditors filed herewith.

          Exhibit (24) - Powers of Attorney. Included on signature pages 10 and 11.

(b)  Reports on Form 8-K
          No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

(c)  Exhibits
          See Exhibit Index at page 15 of this Report.

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


                                            BALDOR ELECTRIC COMPANY
                                                (Registrant)



                                    By    /s/  R. L. Qualls
                                        -------------------------------------
                                        President and Chief Executive Officer
                                        (Chief Executive Officer)




Date:  March 28, 1996
       --------------


                                        POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. S. Boreham, Jr. and R. L. Qualls, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                  Title                           Date
      ---------                  -----                           ----

/s/ R. S. Boreham, Jr.         Chairman of the Board of       )
----------------------------   Directors and Chairman of      )
R. S. Boreham, Jr.             the Executive Committee        )
                                                              )
                                                              )
/s/ R. L. Qualls               President, Chief Executive     )
----------------------------   Officer, and Director          )
R. L. Qualls                   (Principal Executive Officer)  )
                                                              )
                                                              )
/s/ Lloyd G. Davis             Chief Financial Officer,       )
----------------------------   Vice President - Finance,      )
Lloyd G. Davis                 Secretary, and Treasure        )
                               (Principal Financial           )
                               and Accounting Officer)        )
                                                              )
/s/ Jefferson W. Asher, Jr.    Director                       )March 28, 1996
----------------------------                                  )
Jefferson W. Asher, Jr.                                       )
                                                              )
                                                              )
/s/ Fred C. Ballman            Director                       )
---------------------------                                   )
Fred C. Ballman                                               )
                                                              )
                                                              )
/s/ O. A. Baumann              Director                       )
----------------------------                                  )
O. A. Baumann                                                 )
                                                              )
                                                              )
/s/ Robert J. Messey           Director                       )
---------------------------                                   )
Robert J. Messey                                              )
                                                              )
                                                              )
/s/ Robert L. Proost           Director                       )
----------------------------                                  )
Robert L. Proost                                              )
                                                              )
                                                              )
/s/ Willis J. Wheat            Director                       )
---------------------------                                   )
Willis J. Wheat                                               )

                                   ANNUAL REPORT ON FORM 10-K

                               ITEM 14(a)(1) and (2), (c) and (d)

                                  LIST OF FINANCIAL STATEMENTS

                                  FINANCIAL STATEMENT SCHEDULES

                                        CERTAIN EXHIBITS

                                  YEAR ENDED DECEMBER 30, 1995

                                     BALDOR ELECTRIC COMPANY

                                      FORT SMITH, ARKANSAS

                                FORM 10-K, ITEM 14(a)(1) and (2)
                 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                            BALDOR ELECTRIC COMPANY AND AFFILIATES




The following consolidated financial statements of Baldor Electric Company and Affiliates, included in the Annual Report to Shareholders for 1995, are incorporated by reference in Item 8:

         Consolidated Balance Sheets
             - December 30, 1995 and December 31, 1994

         Consolidated Statements of Earnings
             - for the three years in the period ended December 30, 1995

         Consolidated Statements of Cash Flows
             - for the three years in the period ended December 30, 1995

         Consolidated Statements of Shareholders' Equity
             - for the three years in the period ended December 30, 1995

         Notes to Consolidated Financial Statements


The following consolidated financial statement schedules of Baldor Electric Company and Affiliates are included in Item 14(d):


         Schedule II                    Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accoun-ting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                             BALDOR ELECTRIC COMPANY AND AFFILIATES

                                           SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS

Column A       Column B           Column C             Column D     Column E
--------       --------           --------             --------     --------
                                  Additions
                            -----------------------
                            Charged to   Charged to
               Balance at     Costs        Other                    Balance
               Beginning       and        Accounts     Deductions  at End of
Description    of Period    Expenses      Describe      Describe     Period
-----------    ---------    --------      --------      --------   ---------
                          (In thousands)

Deducted from current assets:

   Allowance for doubtful accounts

    1995         $2,250      $  886        $  336(A)                  $2,800
    1994          1,800         623           173(A)                   2,250
    1993          1,200       1,197           597(A)                   1,800


Included in current liabilities:

   Anticipated warranty costs

    1995         $3,700      $  400(B)                                $4,100
    1994          2,750         950(B)                                 3,700
    1993          2,500         250(B)                                 2,750


-----------------
(A)  Net uncollectible accounts written off during year.

(B) Additions/(reductions) to reserve for anticipated warranty costs, net of expenses incurred.

                             BALDOR ELECTRIC COMPANY AND AFFILIATES

                                        INDEX OF EXHIBITS



     EXHIBIT
     NUMBER                     DESCRIPTION
     -------                    -----------

        2            Omitted - Inapplicable

      3(i)           Omitted - Inapplicable

      3(ii)          Omitted - Inapplicable

      4(i)           Omitted - Inapplicable

        9            Omitted - Inapplicable

       10            Omitted - Inapplicable

       11            Computation of Earnings Per Common Share - filed herewith

       12            Omitted - Inapplicable

       13            Annual Report to Shareholders for 1995 - filed herewith

       16            Omitted - Inapplicable

       18            Omitted - Inapplicable

       21            Affiliates of the Registrant - filed herewith

       22            Omitted - Inapplicable

       23            Consent of Independent Auditors - filed herewith

       24            Powers of Attorney - Included on signature pages 10 and 11

       27            Financial Data Schedules - filed herewith

       28            Omitted - Inapplicable

       99            Omitted - Inapplicable