Form 10-Q
period 1996-03-30
BALDOR ELECTRIC CO
filed 1996-05-13
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D. C.  20549



                        -------------------------
                                FORM 10-Q
                        -------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 30, 1996
                                                       ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period
                                                   --------------------

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

                             Yes    X    No
                                 -------    -------

At March 30, 1996, there were 26,018,021 shares of the registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
- -----------------------------

                BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                   March 30,  April 1,
                                                        1996      1995
                                                   --------------------
                                        (In thousands, except share data)

Net sales                                          $121,553    $114,585
Other income (net)                                      735         528
                                                   --------    --------
                                                   $122,288    $115,113

Cost and expenses:
  Cost of goods sold                                 85,742      81,027
  Selling and administrative                         20,592      19,444
  Profit sharing                                      1,795       1,754
  Interest                                              620         318
                                                   --------    --------
                                                    108,749     102,543
                                                   --------    --------

Earnings before income taxes                         13,539      12,570

Income taxes                                          5,212       4,899
                                                   --------    --------
Net earnings                                       $  8,327    $  7,671
                                                   ========    ========

Net earnings per common share                         $0.30       $0.26
                                                      =====       =====

Dividends paid per common share                       $0.09       $0.08
                                                      =====      ======
Weighted average common
  shares outstanding                             27,869,647  28,689,293
                                                 ==========  ==========











See notes to unaudited condensed consolidated financial statements.

                  BALDOR ELECTRIC COMPANY AND AFFILIATES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                               MARCH 30,     DECEMBER 30,
                                                   1996             1995
                                              ---------      -----------
ASSETS                                                (In thousands)


CURRENT ASSETS:

  Cash and cash equivalents                   $  17,262        $   6,322

  Marketable securities                          22,292           28,487

  Receivables, less allowances of
    $2,900,000 and $2,800,000,
    respectively                                 81,132           77,768

  Inventories:

    Finished products                            65,930           61,681

    Work-in-process                              12,929           11,978

    Raw materials                                36,950           36,972
                                                -------          -------
                                                115,809          110,631

    LIFO valuation adjustment (deduction)       (27,048)         (26,942)
                                               --------         --------
                                                 88,761           83,689

  Other current and deferred tax assets          12,368           15,829
                                               --------         --------
               TOTAL CURRENT ASSETS             221,815          212,095

OTHER ASSETS                                     12,671           12,296

PROPERTY, PLANT AND EQUIPMENT                   184,944          182,214

  Allowances for depreciation and
    amortization (deduction)                    (96,886)         (93,143)
                                               --------         --------
                                                 88,058           89,071
                                               --------         --------
                                               $322,544         $313,462
                                               ========         ========










See notes to unaudited condensed consolidated financial statements.

                  BALDOR ELECTRIC COMPANY AND AFFILIATES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                               MARCH 30,     DECEMBER 30,
                                                   1996             1995
                                              ---------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                  (In thousands)


CURRENT LIABILITIES:

  Accounts payable                            $  22,572         $ 18,996

  Employee compensation                           7,194            5,110

  Profit sharing                                  1,795            7,168

  Anticipated warranty costs                      4,200            4,100

  Accrued insurance obligations                  13,218           12,627

  Other accrued expenses                         13,539           16,080

  Income taxes                                    5,055            1,967

  Current maturities of long-term
    obligations                                     977              978
                                              ---------        ---------
           TOTAL CURRENT LIABILITIES             68,550           67,026

LONG-TERM OBLIGATIONS                            63,227           25,255

DEFERRED INCOME TAXES                             9,694            9,804

SHAREHOLDERS' EQUITY:

  Common stock                                    2,830            2,817

  Additional capital                             33,324           32,476

  Retained earnings                             188,353          182,354

  Cumulative translation adjustments                910            1,246

  Treasury stock, at cost                       (44,344)          (7,516)
                                               --------         --------
               TOTAL SHAREHOLDERS' EQUITY       181,073          211,377
                                               --------         --------
                                               $322,544         $313,462
                                               ========         ========






See notes to unaudited condensed consolidated financial statements.

                 BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                   ---------------------
                                                March 30,         April 1,
                                                    1996             1995
                                                --------          -------
                                                         (In thousands)
Operating activities:
  Net earnings                                   $ 8,327           $ 7,671
  Depreciation and amortization                    4,043             3,388
  Deferred income taxes                             (698)             (751)
  Changes in operating assets and liabilities:
     Receivables                                  (3,464)           (2,601)
     Inventories                                  (5,072)           (9,269)
     Other current assets                          4,048             1,986
     Accounts payable                              3,576             1,714
     Accrued expenses and other liabilities       (5,139)           (3,003)
     Income taxes                                  3,088             4,520
     Other (net)                                    (517)            1,825
                                                 -------          --------
  Net cash provided by operating activities        8,192             5,480


Investing activities:
  Additions to property, plant and equipment      (3,030)           (4,574)
  Sales of available-for-sale securities          19,000             6,921
  Purchases of available-for-sale securities     (12,805)          (18,217)
                                                 -------          --------
  Net cash provided by (used in) investing
    activities                                     3,165           (15,870)


Financing activities:
  Additional long-term borrowings                 38,000
  Reduction of long-term obligations                 (29)              (18)
  Unexpended debt proceeds                           (93)            4,711
  Dividends paid                                  (2,328)           (2,202)
  Stock option plans                                 601               297
  Common stock repurchased                       (40,110)
  Contributions to benefit plans                   3,542
                                                 -------           -------
  Net cash provided by (used in) financing
    activities                                      (417)            2,788
                                                 -------           -------
Net increase (decrease) in cash and cash
    equivalents                                   10,940            (7,602)

Beginning cash and cash equivalents                6,322             8,848
                                                 -------           -------
Ending cash and cash equivalents                 $17,262           $ 1,246
                                                 =======           =======



See notes to unaudited condensed consolidated financial statements.

BALDOR ELECTRIC COMPANY AND AFFILIATES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


March 30, 1996

BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 1995. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 30, 1996, may not be indicative of the results that may be expected for the fiscal year ending December 28, 1996.

RECLASSIFICATION: The Company has reclassified the presentation of certain prior year information to be consistent with the presentation in the current year.
PART I.   FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

For the seventeenth consecutive quarter, sales and earnings set records. Sales for the first quarter of 1996 were $121,553,000, up 6.1% over sales of $114,585,000 for the first quarter of 1995. International sales (exports and sales by foreign affiliates), which comprise 13.7% of total first quarter sales, were up 16.9% over the same period last year.

Sales growth was broad-based with solid growth across many product lines, industries, and geographic regions. Both distributor and OEM sales increased for the quarter. For the first quarter of 1996 sales of drives (motors + controls) increased at over three times the overall rate of sales. Pricing for first quarter 1996 increased over first quarter 1995 levels by over 3%.

First quarter 1996 net earnings of $8,327,000 were up 8.6% over first quarter 1995 net earnings of $7,671,000. For the quarter, margins have benefitted from flattening material costs and the effects of productivity and other cost improvements.

The first quarter 1996 gross margin was 29.5% compared to 29.3% for the first quarter of 1995. Increases in raw material costs since the first quarter of 1995 have been offset by increases in selling prices since the first quarter of 1995.

First quarter 1996 selling and administrative expenses of 16.9% remained flat with the second, third and fourth quarters of 1995 and were down from 17.0% in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Through the first three months of 1996, the Company's financial position remained strong with cash and marketable securities at $39.6 million. Working capital increased to $153.3 million at March 30, 1996, from $145.1 million at December 30, 1995. The ratio of long-term borrowing to total capitalization (shareholders' equity and long-term borrowings) was 25.9% at March 30, 1996, compared to 10.7% at December 30, 1995. This increase was due to the mid-term debt used to fund the repurchase of 2,000,000 common shares from the estate of Mr. G. A. Schock. The current ratio at March 30, 1996 was 3.2 compared to 3.2 at December 30, 1995.

At its meeting on May 4, 1996, the Board of Directors declared an 11% increase in the regular quarterly cash dividend to $0.10 per share payable on June 28, 1996 to shareholders of record on June 7, 1996.

Item 2.  Changes in Securities
- ------   ---------------------

         At its February 5, 1996 meeting, the Board of Directors updated the Shareholder Rights Plan as discussed under Item 6(b).


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

      a. Exhibits - See the Exhibit Index.

      b. The registrant filed a Form 8-K on March 22, 1996 which disclosed the changes, as outlined below, to the Company's Rights Agreement dated May 6, 1988.

         At a meeting held on February 5, 1996, the Board of Directors of Baldor Electric Company approved Amendment No. 1 to the Rights Agreement dated May 6, 1988 between the Company and Wachovia
         Bank of North Carolina, N.A. as Rights Agent. The Amendment changed certain provisions of the Rights Agreement such that (i) the expiration date was changed from May 25, 1998 to May 25, 2008;
         (ii) the Purchase Price was changed from $75.00 to $120.00; and
         (iii) the Company no longer needed to reserve any Common Stock for issuance pursuant to the Rights Agreement until the Rights become exercisable. All of these changes were to be effective as of February 5, 1996. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment.


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

  May 13, 1996                            By: /s/ Lloyd G. Davis
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

   3(i)           Omitted - Inapplicable

   3(ii)          Omitted - Inapplicable

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

  99              Omitted - Inapplicable