Form 10-Q
period 1996-06-29
BALDOR ELECTRIC CO
filed 1996-08-12
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D. C.  20549



                        -------------------------
                                FORM 10-Q
                        -------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 1996
                                                       ---------------

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

At June 29, 1996, there were 26,093,864 shares of the registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
- -----------------------------

                BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                         THREE MONTHS ENDED            SIX MONTHS ENDED
                         JUNE 29     JULY 1            JUNE 29   JULY 1
                            1996       1995               1996     1995
                         -------------------       ---------------------
                                (In thousands, except share data)

Net sales                $129,906   $121,839       $251,459    $236,424
Other income (net)            718        578          1,453       1,106
                         --------   --------       --------    --------
                          130,624    122,417        252,912     237,530

Cost and expenses:
  Cost of goods sold       91,481     86,141        177,223     167,168
  Selling and
    administrative         21,861     20,585         42,453      40,029
  Profit sharing            1,839      1,822          3,634       3,576
  Interest                    855        321          1,475         639
                         --------   --------       --------    --------
                          116,036    108,869        224,785     211,412
                         --------   --------       --------    --------

Earnings before income
  taxes                    14,588     13,548         28,127      26,118
Income taxes                5,617      5,287         10,829      10,186
                         --------   --------       --------    --------
Net earnings             $  8,971   $  8,261       $ 17,298    $ 15,932
                         ========   ========       ========    ========

Net earnings per common
  share                     $0.33      $0.29          $0.63       $0.55
                            =====      =====          =====       =====

Dividends paid per common
  share                     $0.10      $0.08          $0.19       $0.16
                            =====      =====          =====       =====
Weighted average common
  shares outstanding     27,023,304  28,810,113     27,424,330  28,739,501
                         ==========  ==========     ==========  ==========


See the notes to the unaudited condensed consolidated financial statements.

                  BALDOR ELECTRIC COMPANY AND AFFILIATES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                JUNE 29      DECEMBER 30
                                                   1996             1995
                                              ---------     ------------
ASSETS                                                (In thousands)


CURRENT ASSETS:

  Cash and cash equivalents                   $   1,739      $     6,322

  Marketable securities                          17,098           28,487

  Receivables, less allowances of
    $3,100 and $2,800, respectively              83,624           77,768

  Inventories:

    Finished products                            66,200           61,681

    Work-in-process                              11,980           11,978

    Raw materials                                37,175           36,972
                                              ---------        ---------
                                                115,355          110,631

    LIFO valuation adjustment (deduction)       (26,270)         (26,942)
                                              ---------        ----------
                                                 89,085           83,689

  Other current and deferred tax assets          16,070           15,829
                                              ---------        ---------
               TOTAL CURRENT ASSETS             207,616          212,095

OTHER ASSETS                                     13,012           12,296

PROPERTY, PLANT AND EQUIPMENT                   188,521          182,214

  Allowances for depreciation and
    amortization (deduction)                    (99,750)         (93,143)
                                              ---------        ---------
                                                 88,771           89,071
                                              ---------        ---------
                                              $ 309,399        $ 313,462
                                              =========        =========



The Condensed Consolidated Balance Sheet at December 30,1995, has been derived from the audited Consolidated Balance Sheet at that date.

Also see the notes to the unaudited condensed consolidated financial statements.

                  BALDOR ELECTRIC COMPANY AND AFFILIATES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                JUNE 29      DECEMBER 30
                                                   1996             1995
                                              ---------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                  (In thousands)


CURRENT LIABILITIES:

  Accounts payable                            $  19,929         $ 18,996

  Employee compensation                           4,976            5,110

  Profit sharing                                  3,634            7,168

  Anticipated warranty costs                      4,400            4,100

  Accrued insurance obligations                  13,853           12,627

  Other accrued expenses                         13,875           16,080

  Income taxes                                      409            1,967

  Current maturities of long-term
    obligations                                     652              978
                                              ---------        ---------
           TOTAL CURRENT LIABILITIES             61,728           67,026

LONG-TERM OBLIGATIONS                            50,559           25,255

DEFERRED INCOME TAXES                             9,520            9,804

SHAREHOLDERS' EQUITY:

  Common stock                                    2,842            2,817

  Additional capital                             34,882           32,476

  Retained earnings                             194,716          182,354

  Cumulative translation adjustments                477            1,246

  Treasury stock, at cost                       (45,325)          (7,516)
                                               --------         --------
               TOTAL SHAREHOLDERS' EQUITY       187,592          211,377
                                               --------         --------
                                               $309,399         $313,462
                                               ========         ========

The Condensed Consolidated Balance Sheet at December 30, 1995, has been derived from the audited Balance Sheet at that date.

Also see the notes to the unaudited condensed consolidated financial statements.

                 BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                   ---------------------
                                                 June 29            July 1
                                                    1996              1995
                                                --------           -------
                                                         (In thousands)
Operating activities:
  Net earnings                                   $17,298           $15,932
  Depreciation and amortization                    8,429             7,086
  Deferred income taxes                           (3,844)           (1,912)
  Changes in operating assets and liabilities:
     Receivables                                  (6,156)           (7,590)
     Inventories                                  (5,396)          (11,864)
     Other current assets                          3,319             2,138
     Accounts payable                                933              (534)
     Accrued expenses and other liabilities       (4,347)           (3,598)
     Income taxes                                 (1,558)              131
     Other (net)                                  (1,937)            2,080
                                                 -------          --------
  Net cash provided by operating activities        6,741             1,869


Investing activities:
  Additions to property, plant and equipment      (7,899)          (10,816)
  Sales of available-for-sale securities          27,085            30,307
  Purchases of available-for-sale securities     (15,696)          (21,214)
                                                 -------          --------
  Net cash provided by (used in) investing
    activities                                     3,490            (1,723)


Financing activities:
  Additional long-term borrowings                 38,000
  Reduction of long-term obligations             (13,022)             (835)
  Unexpended debt proceeds                           522             5,373
  Dividends paid                                  (4,936)           (4,411)
  Stock option plans                               2,005               853
  Common stock repurchased                       (40,925)
  Contributions to benefit plans                   3,542
                                                 -------           -------
  Net cash provided by (used in) financing
    activities                                   (14,814)              980
                                                 -------           -------
Net increase (decrease) in cash and cash
    equivalents                                   (4,583)            1,126

Beginning cash and cash equivalents                6,322             8,848
                                                 -------           -------
Ending cash and cash equivalents                 $ 1,739           $ 9,974
                                                 =======           =======



See the notes to the unaudited condensed consolidated financial statements.

BALDOR ELECTRIC COMPANY AND AFFILIATES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


June 29, 1996

BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 1995. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 29, 1996, may not be indicative of the results that may be expected for the fiscal year ending December 28, 1996.

RECLASSIFICATION: The Company has reclassified the presentation of certain prior year information to be consistent with the presentation in the current year.

PART I.   FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

For the eighteenth consecutive quarter, sales and earnings set records for both the quarter and the year-to-date periods. Sales for the second quarter of 1996 were $129,906,000, up 6.6% over sales of $121,839,000 for the second quarter of 1995. Year-to-date 1996 sales of $251,459,000 were up 6.4% over year-to-date 1995 sales of $236,424,000. International sales (exports and sales by foreign affiliates), which comprise 14.3% of total year-to-date sales, were up 17.3% in the second quarter and up 17.1% year-to-date over the same periods in 1995.

Sales growth was broad-based with growth across several product lines, industries, and geographic regions. Both distributor and OEM sales increased for the quarter and year-to-date. There continued to be a good balance between distributor and OEM sales for the first six months. Year-to-date 1996 sales of drives (motors + controls) increased at over four times the overall rate of sales. Year-to-date 1996 pricing increased over year-to-date 1995 levels by over 3%.

Second quarter 1996 net earnings of $8,971,000 were up 8.6% over second quarter 1995 and year-to-date 1996 net earnings of $17,298,000 were also up 8.6% over the first six months of 1995. Earnings per common share were $0.33 for the second quarter of 1996 and $0.63 for the first six months of 1996, up 13.8% and 14.5% respectively over 1995 amounts. Earnings per common share increased more than net earnings due to the share buy-back program in place during 1996. Through the first six months of 1996, 2,154,000 common shares have been repurchased including the 2,000,000 common shares repurchased from the Estate of Mr. G. A. Schock in February.

The second quarter 1996 gross margin was 29.6% and the year-to-date 1996 gross margin was 29.5% compared to 29.3% for both the second quarter of 1995 and year-to-date 1995. For the quarter and the year, margins have benefitted from flattening material costs and the effects of productivity and other cost improvements.

Second quarter 1996 selling and administrative expenses at 16.8% were down slightly from the 16.9% level where they had remained for several quarters. This was the best leverage for selling and administrative expenses since 1984.

LIQUIDITY AND CAPITAL RESOURCES

Through the first six months of 1996, the Company's financial position remained solid. Cash and marketable securities were at $18.8 million compared to $34.8 million at year-end 1995, even considering the stock repurchase so far this year, and after paying down $13.0 million of debt. Working capital increased to $145.9 million at June 29, 1996, from $145.1 million at December 30, 1995. The current ratio at June 29, 1996, remained strong at 3.4 compared to 3.2 at December 30, 1995 and the debt-to-capitalization ratio (shareholders' equity and long-term borrowings) was 21.2%.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

On May 4, 1996, the Company held its Annual Meeting of Shareholders at which two proposals were voted on. Proposal I was the election of three Directors to the Company's Board of Directors for terms expiring in 1999. Proposal II was a proposal to adopt the Baldor Electric Company 1996 Stock Option Plan for Non-employee Directors as contained in the Company's Proxy Statement dated March 28, 1996. The following is a list of the Board's slate of nominees (who were the only nominees) each of whom were elected, and the results of shareholder voting on proposal II:
                               Votes         Votes       Votes      Broker
      Proposal                  FOR         AGAINST     WITHHELD   NON-VOTES
- ---------------------       ------------   ---------   ---------- ----------

Proposal I
   Jefferson W. Asher, Jr.  22,556,612        N/A      358,892        N/A
   Robert J. Messey         22,559,346        N/A      356,158        N/A
   Willis J. Wheat          22,545,232        N/A      370,272        N/A

Proposal II                 19,442,698     3,142,803   330,003        N/A

Messers Fred C Ballman; O.A. Baumann; R.S. Boreham, Jr.; Robert L. Proost; and R.L. Qualls are the remaining board members, each of whom is expected to serve out his respective term.

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



                                          BALDOR ELECTRIC COMPANY
                                               (Registrant)

  August 12, 1996                            By: /s/ Lloyd G. Davis
- ---------------------                        -----------------------------
     (Date)                               Lloyd G. Davis - Chief Financial
                                          Officer and Vice-President -
                                          Finance (on behalf of the
                                          Registrant and as principal
                                          financial officer)

                               EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibits
 Number
- --------          --------------------------------------------------------
   2              Omitted - Inapplicable

   3(i)           Omitted - Inapplicable

   3(ii)          Omitted - Inapplicable

   4              Omitted - Inapplicable

  10(iii)(A)      The Baldor Electric Company's 1996 Stock Option Plan for
                  Non-employee Directors originally filed as Exhibit "A" to Registrant's Proxy Statement filed on March 28, 1996, is incorporated herein by reference

  11              Computation of Earnings Per Common Share - filed herewith

  15              Omitted - Inapplicable

  18              Omitted - Inapplicable

  19              Omitted - Inapplicable

  22              Omitted - Inapplicable

  23              Omitted - Inapplicable

  24              Omitted - Inapplicable

  27              Financial Data Schedules - filed herewith

  99              Omitted - Inapplicable