Form 10-Q
period 1996-06-28
BALDOR ELECTRIC CO
filed 1996-11-12
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D. C.  20549


                        -------------------------
                                FORM 10-Q
                        -------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 28, 1996
                                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from       to
                                                       ------    ------

Commission File Number 1-7284
                       ------

                        BALDOR ELECTRIC COMPANY
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Missouri                             43-0168840
--------------------------------            -----------------------

(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)



        5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas  72908
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

At September 28, 1996, there were 26,171,480 shares of the registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                          THREE MONTHS ENDED          NINE MONTHS ENDED
                          SEPT 28    SEPT 30        SEPT 28     SEPT 30
                             1996       1995           1996        1995
                         -------------------       ---------------------
                               (In thousands, except share data)

Net sales                $125,111   $120,044       $376,570    $356,468
Other income (net)            579        745          2,032       1,851
                         --------   --------       --------    --------
                          125,690    120,789        378,602     358,319

Cost and expenses:
  Cost of goods sold       87,800     84,854        265,023     252,022
  Selling and
    administrative         20,993     20,261         63,446      60,290
  Profit sharing            2,063      1,808          5,697       5,384
  Interest                    633        321          2,108         960
                         --------   --------       --------    --------
                          111,489    107,244        336,274     318,656
                         --------   --------       --------    --------

Earnings before income
  taxes                    14,201     13,545         42,328      39,663
Income taxes                5,467      5,269         16,296      15,455
                         --------   --------       --------    --------
Net earnings             $  8,734   $  8,276       $ 26,032    $ 24,208
                         ========   ========       ========    ========

Net earnings per common
  share                     $0.32      $0.29          $0.95       $0.84
                            =====      =====          =====       =====

Dividends paid per common
  share                     $0.10      $0.09          $0.29       $0.25
                            =====      =====          =====       =====
Weighted average common
  shares outstanding   27,047,655  29,019,459    27,281,774  28,820,949
                       ==========  ==========    ==========  ==========





See the notes to the unaudited condensed consolidated financial statements.

                  BALDOR ELECTRIC COMPANY AND AFFILIATES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                           SEPTEMBER 28      DECEMBER 30
                                                   1996             1995
                                              ---------      -----------
ASSETS                                                (In thousands)


CURRENT ASSETS:

  Cash and cash equivalents                   $   8,418         $  6,322

  Marketable securities                          17,152           28,487

  Receivables, less allowances of
    $3,200 and $2,800, respectively              82,880           77,768

  Inventories:

    Finished products                            64,612           61,681

    Work-in-process                              13,570           11,978

    Raw materials                                37,959           36,972
                                              ---------        ---------
                                                116,141          110,631

    LIFO valuation adjustment (deduction)       (26,045)         (26,942)
                                              ---------        ----------
                                                 90,096           83,689

  Other current and deferred tax assets          19,580           15,829
                                              ---------        ---------
               TOTAL CURRENT ASSETS             218,126          212,095

OTHER ASSETS                                     12,536           12,296

PROPERTY, PLANT AND EQUIPMENT                   193,719          182,214

  Allowances for depreciation and
    amortization (deduction)                   (103,591)         (93,143)
                                              ---------        ---------
                                                 90,128           89,071
                                              ---------        ---------
                                              $ 320,790        $ 313,462
                                              =========        =========




The Condensed Consolidated Balance Sheet at December 30,1995, has been derived from the audited Consolidated Balance Sheet at that date.

Also, see the notes to the unaudited condensed consolidated financial statements.

                  BALDOR ELECTRIC COMPANY AND AFFILIATES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                           SEPTEMBER 28      DECEMBER 30
                                                   1996             1995
                                           ------------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY                  (In thousands)


CURRENT LIABILITIES:

  Accounts payable                            $  20,963         $ 18,996

  Employee compensation                           5,887            5,110

  Profit sharing                                  5,697            7,168

  Anticipated warranty costs                      4,500            4,100

  Accrued insurance obligations                  14,541           12,627

  Other accrued expenses                         17,359           16,080

  Income taxes                                                     1,967

  Current maturities of long-term
    obligations                                   1,027              978
                                              ---------        ---------
           TOTAL CURRENT LIABILITIES             69,974           67,026

LONG-TERM OBLIGATIONS                            47,254           25,255

DEFERRED INCOME TAXES                             9,480            9,804

SHAREHOLDERS' EQUITY:

  Common stock                                    2,856            2,817

  Additional capital                             36,197           32,476

  Retained earnings                             200,832          182,354

  Cumulative translation adjustments                662            1,246

  Treasury stock, at cost                       (46,465)          (7,516)
                                               --------         --------
               TOTAL SHAREHOLDERS' EQUITY       194,082          211,377
                                               --------         --------
                                               $320,790         $313,462
                                               ========         ========

The Condensed Consolidated Balance Sheet at December 30, 1995, has been derived from the audited Consolidated Balance Sheet at that date.

Also, see the notes to the unaudited condensed consolidated financial statements.

                 BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                   ---------------------
                                                 SEPT 28           SEPT 30
                                                    1996              1995
                                                --------           -------
                                                         (In thousands)
Operating activities:
  Net earnings                                   $26,032           $24,208
  Depreciation and amortization                   12,872            11,153
  Deferred income taxes                           (3,973)           (3,384)
  Changes in operating assets and liabilities:
     Receivables                                  (5,512)           (9,678)
     Inventories                                  (6,407)          (11,449)
     Other current assets                          1,528               668
     Accounts payable                              1,967             2,517
     Accrued expenses and other liabilities        6,618               173
     Income taxes                                 (3,597)            2,170
     Other (net)                                  (1,233)            2,432
                                                 -------          --------
  Net cash provided by operating activities       28,295            18,810


Investing activities:
  Additions to property, plant and equipment     (13,560)          (16,105)
  Sales of available-for-sale securities          38,200            36,639
  Purchases of available-for-sale securities     (26,865)          (44,996)
                                                 -------          --------
  Net cash provided by (used in) investing
    activities                                    (2,225)          (24,462)


Financing activities:
  Additional long-term borrowings                 38,000
  Reduction of long-term obligations             (15,952)             (879)
  Unexpended debt proceeds                           440             5,264
  Dividends paid                                  (7,554)           (6,905)
  Stock option plans                               2,580             1,255
  Common stock repurchased                       (41,488)
                                                 -------           -------
    Net cash provided by (used in) financing
    activities                                   (23,974)           (1,265)
                                                 -------           -------
Net increase (decrease) in cash and cash
    equivalents                                    2,096            (6,917)

Beginning cash and cash equivalents                6,322             8,848
                                                 -------           -------
Ending cash and cash equivalents                 $ 8,418           $ 1,931
                                                 =======           =======



See notes to unaudited condensed consolidated financial statements.

BALDOR ELECTRIC COMPANY AND AFFILIATES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


September 28, 1996

BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 1995. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 28, 1996, may not be indicative of the results that may be expected for the fiscal year ending December 28, 1996.

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

PART I.   FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

For the nineteenth consecutive quarter, sales and earnings set records for both the quarter and the year-to-date periods. Sales for the third quarter of 1996 were $125,111,000, up 4.2% over sales of $120,044,000 for the third quarter of 1995. Year-to-date 1996 sales of $376,570,000 were up 5.6% over year-to-date 1995 sales of $356,468,000. International sales (exports and sales by foreign affiliates), which comprise 14.2% of total year-to-date sales, were up 7.1% in the third quarter and up 13.6% year-to-date over the same periods in 1995.

Sales growth was broad-based with growth across several product lines, industries, and geographic regions. Both distributor and OEM sales increased for the quarter and year-to-date. There continued to be a good balance between distributor and OEM sales for the first nine months. Year-to-date 1996 sales of drives (motors + controls) increased at over two and one-half times the overall rate of sales. Year-to-date 1996 pricing increased over year-to-date 1995 levels by approximately 3%.

Third quarter 1996 net earnings of $8,734,000 were up 5.5% over third quarter 1995 and year-to-date 1996 net earnings of $26,032,000 were up 7.5% over the first nine months of 1995. Earnings per common share were $0.32 for the third quarter of 1996 and $0.95 for the first nine months of 1996, up 10.3% and 13.1% respectively over 1995 amounts. Earnings per common share increased more than net earnings due to the share buy-back program in place during 1996. Through the first nine months of 1996, 2,183,000 common shares have been repurchased including the 2,000,000 common shares repurchased from the Estate of Mr. G.A. Schock in February.

The third quarter 1996 gross margin was 29.8% and the year-to-date 1996 gross margin was 29.6% compared to 29.3% for both the third quarter of 1995 and year-to-date 1995. For the quarter and the year, margins have benefitted from the effects of productivity and other cost improvements.

Third quarter 1996 selling and administrative expenses at 16.8% were flat with second quarter 1996 and down slightly from the 16.9% level where they had remained for several previous quarters. Through the first nine months of 1996 total profit sharing is at a record level.

LIQUIDITY AND CAPITAL RESOURCES

Through the first nine months of 1996, the Company's financial position remained solid. Cash and marketable securities were at $25.6 million compared to $34.8 million at year-end 1995, even considering the stock repurchase so far this year and after paying down approximately $16.0 million of debt. Working capital increased to $148.2 million at September 28, 1996, from $145.1 million at December 30, 1995. The current ratio at September 28, 1996, remained strong at 3.1 compared to 3.2 at December 30, 1995 and the debt-to-capitalization ratio (shareholders' equity and long-term borrowings) was 19.6%.

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




                                          BALDOR ELECTRIC COMPANY
                                               (Registrant)

  November 12, 1996                            By: /s/ Lloyd G. Davis
--------------------                              -------------------
     (Date)                               Lloyd G. Davis - Chief Financial
                                          Officer and Executive Vice-
                                          President - Finance (on behalf of
                                          the Registrant and as principal
                                          financial officer)

                               EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibits
 Number
--------          --------------------------------------------------------
   2              Omitted - Inapplicable

   3(i)           Omitted - Inapplicable

   3(ii)          Omitted - Inapplicable

   4              Omitted - Inapplicable

  10(iii)(A)      The Baldor Electric Company's 1996 Stock Option Plan for
                  Non-employee Directors originally filed as Exhibit "A" to Registrant's Proxy Statement filed on March 28, 1996, is incorporated herein by reference.

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