Form 10-K
period 1996-12-28
BALDOR ELECTRIC CO
filed 1997-03-27
CIK 9342

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the fiscal year ended:               Commission File Number:
          December 28, 1996                          1-7284
       -------------------------                ----------------------

           B A L D O R      E L E C T R I C      C O M P A N Y
      -------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Missouri                           43-0168840
     -------------------------------         ------------------
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification No.)

 5711 R. S. Boreham, Jr St, Fort Smith, Arkansas 72908   (501) 646-4711
------------------------------------------------------   ---------------
(Address of principal executive offices)    (Zip Code)   (Telephone Number)

    Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
    Title of Each Class                          which registered
-------------------------                  ---------------------------
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

The aggregate market value of voting stock held by non-affiliates of the regis-trant based on the closing price on February 21, 1997, was $476,165,105.

At February 21, 1997, there were 26,239,308 shares of the registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 28, 1996 (the "Annual Report to Shareholders for 1996"), are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 1997 (the "1997 Proxy Statement"), are incorporated by reference into Parts I and III.

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

Products

Sales of industrial electric motors represented approximately 76% of the Company's business in 1996, 78% in 1995, and 80% in 1994. The AC motor product line presently ranges in size from 1/50 through 800 horsepower. The DC motor product line presently ranges from 1/50 through 700 horsepower.

The Company also sells industrial control products, which include servo products, DC controls, and inverter and vector drives. The Company's line of adjustable speed controls ranges from 1/50 through 800 horsepower. With these products, the Company provides its customers the ability to purchase a "Drive", which Baldor defines as an industrial motor and an electronic control, from one manufacturer. Sales of drives were approximately 22% of total 1996 sales, 20% of total 1995 sales, and 18% of total 1994 sales.

Baldor's motors and drives are designed, manufactured, and marketed for general purpose uses ("stock products") and for individual customer requirements and specifications ("custom products"). Stock product sales represented approximately 63% of the Company's total sales in 1996, 62% in 1995, and 63% in 1994. Most stock product sales are to customers who place orders for immediate shipment from current inventory. Custom products generally are shipped within four weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.

Sales and Marketing

The products of the Company are marketed throughout the United States and in more than 55 foreign countries. The Company's field sales organization consists of more than 50 independent manufacturer's representatives, including 25 in the United States. The remainder of the Company's representatives are located in various parts of the world, including Canada, Europe, Latin America, Australia, and the Far East.

Custom products and stock products are sold to original equipment manufacturers ("OEMs"). Stock products are also sold to independent distributors for resale, often as replacement components in industrial machinery which is being modernized or upgraded for improved performance.

The Company conducts business with a large number of customers and does not believe that the loss of any single customer would have a material effect on its total business.

Competition

The Company faces substantial competition in the sales of its products in all markets served. Some of the Company's competitors are larger in size or are divisions of large diversified companies and have substantially greater financial resources. The Company competes by providing its customers better value through product quality and efficiency and better services, including availability, shorter lead-times, on-time delivery, product literature, and training.

The Company is not aware of any industry-wide statistics from which it can precisely determine its relative position in the industrial electric motor industry. In the United States, certain industry statistics are available from the U.S. Department of Commerce and the National Electric Manufacturers Association. However, these sources do not include all competitors or all sizes of motors. The Company believes that it is a significant factor in the markets it serves and that its share of the market has increased over the past several years.

Manufacturing

The Company manufactures many of the components used in its products including laminations, motor hardware, and aluminum die castings. Manufacturing many of its own components permits the Company to better manage cost, quality, and availability. In addition to the manufacture of components, the Company's motor manufacturing operations include machining, welding, winding, assembling, and finishing operations.

The raw materials necessary for the Company's manufacturing operations are available from several sources. These materials include steel, copper wire, gray iron castings, aluminum, and insulating materials, many of which are purchased from more than one supplier. Although some materials are purchased from a single supplier, the Company believes that alternate sources are avail-able for such materials.

Research and Development

The Company's design and development of electric motors and drives includes both the development of products which extend the product lines and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to approximately $19,900,000 in 1996, $17,200,000 in 1995, and $14,800,000 in
1994.

Environment

Compliance with laws relating to the discharge of materials into the envi-ronment or otherwise relating to the protection of the environment has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have such an effect.

Employees

At December 28, 1996, the Company had 3,645 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations

For each of the three fiscal years in the period ended December 28, 1996, export and international sales revenues have increased and represented 14.5% of consolidated sales in 1996, 14.0% in 1995, and 13.1% in 1994. See also Note H on page 25 of the Annual Report to Shareholders for 1996.

The Company's products are distributed in more than 55 foreign countries, principally in Canada, Europe, Australia, the Far East, and Latin America. The Company's international operations include the Baldor ASR group of companies which was acquired in 1983. Baldor ASR has sales offices located in Switzerland, Germany, Italy and the United Kingdom. Baldor ASR also has development and manufacturing operations in Germany. The Company owns majority interests in Baldor Electric (Far East) Pte. Ltd., located in Singapore, and Australian Baldor Pty. Limited which has locations in Sydney and Melbourne.
The Company wholly owns Baldor de Mexico, S.A. de C.V., located in Mexico City.


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
                                                                      AREA
LOCATION                 PRIMARY USE                                (SQ. FT.)

Fort Smith, AR        AC motor production                            298,150
                      Distribution and service center                208,000
                      Administration and engineering offices          70,950
                      Aluminum die casting                            76,400

St. Louis County, MO  Metal stamping and engineering toolroom        131,700
                      DC and miscellaneous motor production           55,600

Columbus, MS          AC motor production                            141,000

Westville, OK         AC and DC motor production                     166,300

Fort Mill, SC         DC motor, AC motor                             108,000
                      and tachometer production

Clarksville, AR       Subfractional motor, gear motor,               166,000
                      and worm-gear speed reducer production

Ozark, AR             AC motor production                             77,300

Five other            Metal stamping and motor, drives,
domestic locations    and servomotor production                      123,100

Eight foreign         Sales and distribution centers                  37,900
locations             and servodrive production
                                                                   ---------
                                                                   1,660,400

Certain properties listed above (436,200 sq. ft. in the aggregate) are leased, principally pursuant to Industrial Revenue Bond agreements, and where material, are accounted for as capitalized lease obligations. Certain lease agreements contain purchase options at varying prices and/or renewal options at reduced rentals for extended additional periods.

Item 3.  Legal Proceedings
--------------------------

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters
------------------------------------------------------------------------------

Information under the captions "Dividends Paid", "Common Stock Price Range", and "Shareholders" on page 29 of the Annual Report to Shareholders for 1996 is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

Information under the caption "Eleven-Year Summary of Financial Data" only for years 1992 through 1996 for net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets on page 14 of the Annual Report to Shareholders for 1996 is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19 of the Annual Report to Shareholders for 1996 is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The consolidated financial statements of the Company on pages 20 through 26, the report thereon of Ernst & Young LLP, Independent Auditors, on page 27, and the "Summary of Quarterly Results of Operations (Unaudited)" on page 21 of the Annual Report to Shareholders for 1996 are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

Not applicable.

PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

                                                               Served as
                                                                Officer
Name                   Age    Position                           Since
----                   ---    --------                         ---------
R. S. Boreham, Jr.      72    Chairman of the Board               1961

R. L. Qualls            63    Vice Chairman and                   1986
                              Chief Executive Officer

John A. McFarland       45    President                           1990

Robert D. Butler        54    Vice President - Operations         1996

D. Christine Clemons    32    Controller                          1995

Charles H. Cramer       52    Vice President - Personnel          1984

Lloyd G. Davis          49    Chief Financial Officer,            1992
                              Executive Vice President - Finance,
                              Secretary, and Treasurer

Gene J. Hagedorn        49    Vice President - Materials          1994

James R. Kimzey         58    Executive Vice President -          1984
                              Research and Engineering

Robert L. Null, Jr.     54    Vice President - Manufacturing      1990

Jerry D. Peerbolte      40    Vice President - Marketing          1990


Each of the executive officers, except Robert D. Butler, has served as an officer or in a management capacity with Baldor Electric Company for the last five years.

Mr. Butler, who joined the Company in 1996, previously operated Manufacturing Services International which provided manufacturing consulting services to small and medium sized U.S. based companies for more than the previous five years.

There are no family relationships among the directors or executive officers. The information under the caption "Election of Directors" of the 1997 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

Information contained in the 1997 Proxy Statement under the caption "Information About the Board of Directors and Committees of the Board" and information under the caption "Executive Compensation", except for the information contained in the sub-captions "Report of the Executive and Stock Option Committees" and "Performance Graph" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The security ownership by officers and directors included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1997 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

NONE

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this Report at page 13 hereof.

    (3)Listing of Exhibits

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


     Exhibit (10) - Exhibits 10(iii)(A)(1) through 10(iii)(A)(6) were previously submitted as exhibits and are incorporated herein by reference:

      -  10(iii)(A)(1)    1982 Incentive Stock Option Plan (originally
                          filed as Exhibit 10.8 to Form 10-K for year ended December 31, 1981, refiled as Exhibit
                          10.1 to Form 10-K for the year ended December
                          28, 1991.)

      -  10(iii)(A)(2)    Officers Compensation Plan (originally filed as
                          Exhibit 10.6 to Form 10-K for year ended
                          December 31, 1988, and refiled as Exhibit
                          10(iii)(A)(2) to Form 10-K for the year ended
                          December 31, 1994.)

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

      -  10(iii)(A)(4)    1989 Stock Option Plan for Non-Employee
                          Directors (filed as Exhibit 10 to Form 10-Q for quarter ended September 29, 1990.)

      -  10(iii)(A)(5)(a) 1994 Incentive Stock Option Plan (filed as
                          Exhibit A to Registrant's Proxy Statement dated April 4, 1994).

      -  10(iii)(A)(5)(b) Amendment #1 to the 1994 Incentive Stock Option
                          Plan - filed herewith.

      -  10(iii)(A)(6)    1996 Stock Option Plan for Non-Employee
                          Directors (filed as Exhibit A to Registrant's
                          Proxy Statement dated March 28, 1996).



     For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the exhibits listed above under Exhibit 10.

     Exhibit (11) - Computation of earnings per common share filed herewith.

     Exhibit (13) - Portions of the Annual Report to Shareholders for 1996. The Annual Report is being filed as an exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the Annual Report not specifically incorporated are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.

     Exhibit (21) - Affiliates of the Registrant filed herewith.

     Exhibit (23) - Consent of Independent Auditors filed herewith.

     Exhibit (24) - Powers of Attorney.  Included on signature pages 11 and
     12.

(b)  Reports on Form 8-K
     No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

(c)  Exhibits
     See Exhibit Index at page 16 of this Report.

(d)  Financial Statement Schedules
     The response to this portion of Item 14 is submitted as a separate section of this Report at page 14 hereof.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BALDOR ELECTRIC COMPANY
                                        (Registrant)



                                    By    /s/  R. L. Qualls
                                        -------------------------------------
                                        Vice Chairman and
                                        Chief Executive Officer
                                        (Chief Executive Officer)




Date:  March 27, 1997



                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. S. Boreham, Jr., R. L. Qualls, and John A. McFarland, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                  Title                           Date
      ---------                  -----                           ----

/s/ R. S. Boreham, Jr.         Chairman of the Board of       )
----------------------------   Directors                      )
R. S. Boreham, Jr.                                            )
                                                              )
                                                              )
/s/ R. L. Qualls               Vice Chairman, Chief Executive )
----------------------------   Officer, and Director          )
R. L. Qualls                   (Principal Executive Officer)  )
                                                              )
                                                              )
/s/ John A. McFarland          President and Director         )
----------------------------                                  )
John A. McFarland                                             )
                                                              )
                                                              )
/s/ Lloyd G. Davis             Chief Financial Officer,       )
----------------------------   Executive Vice President -     )
Lloyd G. Davis                 Finance, Secretary, and        )
                               Treasurer (Principal Financial )
                               and Accounting Officer)        )
                                                              )
                                                              )
/s/ Jefferson W. Asher, Jr.    Director                       ) March 27, 1997
----------------------------                                  )
Jefferson W. Asher, Jr.                                       )
                                                              )
                                                              )
/s/ Fred C. Ballman            Director                       )
---------------------------                                   )
Fred C. Ballman                                               )
                                                              )
                                                              )
/s/ O. A. Baumann              Director                       )
----------------------------                                  )
O. A. Baumann                                                 )
                                                              )
                                                              )
/s/ Robert J. Messey           Director                       )
---------------------------                                   )
Robert J. Messey                                              )
                                                              )
                                                              )
/s/ Robert L. Proost           Director                       )
----------------------------                                  )
Robert L. Proost                                              )
                                                              )
                                                              )
/s/ Willis J. Wheat            Director                       )
---------------------------                                   )
Willis J. Wheat                                               )

                          ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) and (2), (c) and (d)

                         LIST OF FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                               CERTAIN EXHIBITS

                         YEAR ENDED DECEMBER 28, 1996

                           BALDOR ELECTRIC COMPANY

                             FORT SMITH, ARKANSAS

                        FORM 10-K, ITEM 14(a)(1) and (2)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   BALDOR ELECTRIC COMPANY AND AFFILIATES




The following consolidated financial statements of Baldor Electric Company and Affiliates, included in the Annual Report to Shareholders for 1996, are incorporated by reference in Item 8:

   - Consolidated Balance Sheets
       - December 28, 1996 and December 30, 1995

   - Consolidated Statements of Earnings
       - for the three years in the period ended December 28, 1996

   - Consolidated Statements of Cash Flows
       - for the three years in the period ended December 28, 1996

   - Consolidated Statements of Shareholders' Equity
       - for the three years in the period ended December 28, 1996

   - Notes to Consolidated Financial Statements


The following consolidated financial statement schedules of Baldor Electric Company and Affiliates are included in Item 14(d):


   - Schedule II       Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES

                                 SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

Column A       Column B           Column C             Column D     Column E
--------       --------           --------             --------     --------
                                  Additions
                            -----------------------
                            Charged to   Charged to
               Balance at     Costs        Other                    Balance
               Beginning       and        Accounts     Deductions  at End of
Description    of Period    Expenses      Describe      Describe     Period
-----------    ---------    --------      --------      --------   ---------
                          (In thousands)

Deducted from current assets:

   Allowance for doubtful accounts

    1996         $2,800      $  695        $  295(A)                  $3,200
    1995          2,250         886           336(A)                   2,800
    1994          1,800         623           173(A)                   2,250


Included in current liabilities:

   Anticipated warranty costs

    1996         $4,100      $  400(B)                                $4,500
    1995          3,700         400(B)                                 4,100
    1994          2,750         950(B)                                 3,700


-----------------
(A)  Net uncollectible accounts written off during year.

(B) Additions/(reductions) to reserve for anticipated warranty costs, net of expenses incurred.

        BALDOR ELECTRIC COMPANY AND AFFILIATES

                   INDEX OF EXHIBITS



 EXHIBIT
  NUMBER        DESCRIPTION
 -------        -----------

    2           Omitted - Inapplicable

  3(i)          Omitted - Inapplicable

  3(ii)         Omitted - Inapplicable

  4(i)          Omitted - Inapplicable

    9           Omitted - Inapplicable

10(iii)(A)(5)(b)Amendment #1 to the 1994 Incentive Stock Option Plan - filed herewith

   11           Computation of Earnings Per Common Share - filed herewith

   12           Omitted - Inapplicable

   13 Portions of the Annual Report to Shareholders for 1996 - filed herewith

   16           Omitted - Inapplicable

   18           Omitted - Inapplicable

   21           Affiliates of the Registrant - filed herewith

   22           Omitted - Inapplicable

   23           Consent of Independent Auditors - filed herewith

   24           Powers of Attorney - Included on signature pages 11 and 12

   27           Financial Data Schedules - filed herewith