Form 10-Q
period 1997-03-29
BALDOR ELECTRIC CO
filed 1997-05-13
CIK 9342

                        SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D. C.  20549

                      -----------------------------------------
                                      FORM 10-Q
                 --------------------------------------------------


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 29,1997.
         ---------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the transition period
                                                                   ---------.
     Commission File Number 1-7284
                            -------

                           BALDOR ELECTRIC COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Missouri                                43-0168840
        --------------                        -------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)


           5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas  72908
        --------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                (501) 646-4711
       ----------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X    No
                                    ------      ------

     At March 29, 1997, there were 26,366,280 shares of the registrant's common stock outstanding.

     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
     ----------------------------------

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                              THREE MONTHS ENDED
                                            MARCH 29     MARCH 30
                                                1997         1996
                                          ----------   ----------
                                 (In thousands, except share data)

     Net sales                              $129,914     $121,553
     Other income (net)                          575          735
                                          ----------   ----------
                                             130,489      122,288

     Cost and expenses:
          Cost of goods sold                  90,837       85,742
          Selling and administrative          21,702       20,592
          Profit sharing                       2,086        1,795
          Interest                               590          620
                                          ----------   ----------
                                             115,215      108,749
                                          ----------   ----------

     Earnings before income taxes             15,274       13,539
     Income taxes                              5,882        5,212
                                          ----------   ----------
     Net earnings                           $  9,392     $  8,327
                                          ==========   ==========

     Net earnings per common share            $ 0.34       $ 0.30
                                          ==========   ==========

     Dividends paid per common share          $ 0.11       $ 0.09
                                          ==========   ==========
     Weighted average common shares
     outstanding                          27,236,745   27,869,647
                                          ==========   ==========


     See notes to unaudited condensed consolidated financial statements.

                   BALDOR ELECTRIC COMPANY AND AFFILIATES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                           MARCH 29   DECEMBER 28
                                               1997          1996
                                        -----------   -----------
     ASSETS                                   (In thousands)

     CURRENT ASSETS:

        Cash and cash equivalents          $ 13,848       $ 7,950

        Marketable securities                20,024        17,892


        Receivables, less allowances of
            $3,300,000 and $3,200,000,
             respectively                    84,690        80,183

        Inventories:

           Finished products                 63,722        66,528

           Work-in-process                   13,755        13,483

           Raw materials                     39,089        39,162
                                         ----------    ----------
                                            116,566       119,173

           LIFO valuation adjustment
             (deduction)                    (26,859)      (26,786)
                                         ----------    ----------
                                             89,707        92,387
        Other current and deferred tax
           assets                            16,270        19,745
                                         ----------    ----------
     TOTAL CURRENT ASSETS                   224,539       218,157

     OTHER ASSETS                            12,822        11,965

     PROPERTY, PLANT AND EQUIPMENT          204,737       202,470

        Allowances for depreciation and
          amortization (deduction)         (111,018)     (107,106)
                                         ----------    ----------
                                             93,719        95,364
                                         ----------    ----------
                                           $331,080      $325,486
                                         ==========    ==========


     See notes to unaudited condensed consolidated financial statements.

                   BALDOR ELECTRIC COMPANY AND AFFILIATES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                           MARCH 29   DECEMBER 28
                                               1997          1996
                                       ------------  ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY     (In thousands)

     CURRENT LIABILITIES:

        Account payable                    $ 18,108      $ 20,314
        Employee compensation                 7,579         5,932

        Profit sharing                        2,086         7,645

        Anticipated warranty costs            4,600         4,500

        Accrued insurance obligations        14,094        14,286

        Other accrued expenses               18,132        16,626

        Income taxes                          7,485           766
        Current maturities of long-term
           obligations                        1,108         1,113
                                         ----------    ----------
     TOTAL CURRENT LIABILITIES               73,192        71,182

     LONG-TERM OBLIGATIONS                   42,011        45,027

     DEFERRED INCOME TAXES                    6,470         8,952
     SHAREHOLDERS' EQUITY:

        Common stock                          2,868         2,862

        Additional capital                   38,492        37,112

        Retained earnings                   213,569       207,064

        Cumulative translation adjustments     (328)          346

        Treasury stock, at cost             (45,194)      (47,059)
                                         ----------    ----------
     TOTAL SHAREHOLDERS' EQUITY             209,407       200,325
                                         ----------    ----------
                                           $331,080      $325,486
                                         ==========    ==========


      See notes to unaudited condensed consolidated financial statements.

                   BALDOR ELECTRIC COMPANY AND AFFILIATES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED)

                                              THREE MONTHS ENDED
                                            ---------------------
                                            March 29     March 30
                                                1997         1996
                                            --------     --------
                                                (In thousands)
     Operating activities:
       Net earnings                          $ 9,392      $ 8,327
       Depreciation                            4,495        4,043
       Deferred income taxes                  (1,042)        (698)
       Changes in operating assets
           and liabilities:
         Receivables                          (4,607)      (3,464)
         Inventories                           2,679       (5,072)
         Other current assets                  2,035        4,048
         Accounts payable                     (2,206)       3,576
         Accrued expenses and other
           liabilities                          (256)      (1,597)
         Income taxes                          6,719        3,088
         Other (net)                          (1,453)        (517)
                                            --------     --------
      Net cash provided by operating
         activities                           15,756       11,734

     Investing activities:
       Additions to property, plant
         and equipment                        (2,730)      (3,030)
       Sales of available-for-sale securities  3,853       19,000
       Purchases of available-for-sale
         securities                           (5,985)     (12,805)
                                            --------     --------
       Net cash (used in) provided by
        investing activities                  (4,862)       3,165

     Financing activities:
       Additional long-term borrowings                     38,000
       Reduction of long-term obligations     (3,021)         (29)
       Unexpended bond proceeds                  (97)         (93)
       Dividends paid                         (2,887)      (2,328)
       Stock option plans                      1,009          601
       Common stock repurchased                           (40,110)
                                            --------     --------
       Net cash used in financing
        activities                            (4,996)      (3,959)
                                            --------     --------
     Net increase in cash and cash
        equivalents                            5,898       10,940
     Beginning cash and cash equivalents       7,950        6,322
                                            --------     --------
     Ending cash and cash equivalents        $13,848      $17,262
                                            ========     ========

See notes to unaudited condensed consolidated financial statements.

     BALDOR ELECTRIC COMPANY AND AFFILIATES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     March 29, 1997

     BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 1996. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 29, 1997, may not be indicative of the results that may be expected for the fiscal year ending January 3, 1998.

     EARNINGS PER SHARE: In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. This statement established standards for computing and presents earnings per share (EPS) and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires restatement of all prior-period EPS data presented. The company does not believe the adoption of this statement in the fourth quarter of 1997 will have a material impact on EPS.

     RECLASSIFICATION: The Company has reclassified the presentation of certain prior year information to be consistent with the presentation in the current year.

     PART I.     FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition
     ------- ------------------------------------------------------------
             and Results of Operations
             -------------------------

     RESULTS OF OPERATIONS

     For the twenty-first consecutive quarter, sales and earnings set
     records.   Sales for the first quarter of 1997 were $129,914,000, up
     6.9% over sales of $121,553,000 for the first quarter of 1996. International sales (exports and sales by foreign affiliates), which comprise 13.1% of first quarter sales, were up 1.7% over the same period last year. Export sales remained solid, however, European sales were disappointing and not up to expectations. Steps, including strengthening the European management team, are currently being taken to correct this situation.

     Sales growth was broad-based with growth across many product lines, industries, and geographic regions. North American sales increased almost 10%. Sales of motor products were up 10.3% over first quarter 1996, but drive sales were down 5.3% compared to first quarter 1996. While both distributor and OEM sales increased for the quarter, strong OEM sales in the quarter caused a shift between OEM and distributor sales to approximately 52% and 48% of total sales, respectively. Pricing remained firm in the first quarter. No price increases have been announced since October 1995.

     First quarter 1997 net earnings of $9,392,000 were up 12.8% over first quarter 1996 net earnings of $8,327,000. The first quarter 1997 gross margin was 30.1% compared to 29.5% for the first quarter of 1996. First quarter 1997 selling and administrative expense, as a percent of sales, was 16.7% which was flat with the fourth quarter of 1996, but down from 16.9% in the first quarter of 1996. For the quarter, margins benefitted from flattening material costs and the effects of productivity and other cost improvements.

     LIQUIDITY AND CAPITAL RESOURCES

     Through the first three months of 1997, the Company's financial position remained strong. Cash and marketable securities of $33.9 million were up from $25.8 million at December 28, 1996. Working capital increased to $151.3 million at March 29, 1997, from $146.9 million at December 28, 1996. The ratio of long-term borrowing to total capitalization (shareholders' equity and long-term borrowings) was 16.7% at March 29, 1997, compared to 18.4% at December 28, 1996. This decrease reflects the continued reduction of the mid-term debt used to fund the repurchase of 2,000,000 common shares from the estate of Mr. G. A. Schock. The current ratio at March 29, 1997, was 3.1 compared to 3.1 at December 28, 1996.

     At its meeting on May 3, 1997, the Board of Directors declared a 9% increase in the regular quarterly cash dividend to $0.12 per share payable on June 30, 1997, to shareholders of record on June 9, 1997.

     On March 10, 1997, Baldor issued a press release that outlined the Company's strategy for complying with the requirements of the Energy Policy Act (EPAct). EPAct generally requires that all general-purpose motors from 1 to 200 horsepower manufactured after October 24, 1997, for use in the United States meet certain efficiency levels. Baldor will offer customers two broad lines of energy-efficient motors; a standard line upgraded to EPAct efficiency levels and Baldor's Super-E (R) line of premium-efficiency motors.

     Baldor's upgrade effort will encompass nearly 1,000 stock motor ratings and several thousand additional custom specifications. Baldor regrets that the costs to comply with EPAct will ultimately have to be passed along to its customers.


     SUBSEQUENT EVENTS

     On April 5, 1997, Baldor Electric Company acquired all of the outstanding shares of Optimised Control Ltd ("Optimised") with a combination of cash and Baldor Common Stock. Optimised, headquartered in Bristol England, designs and markets an extensive line of motion control products with annual revenues of about $7 million US, principally in the United Kingdom.

     PART II.    OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K
     -------   -----------------------------------------

              a.      Exhibits - See the Exhibit Index.

              b. The registrant did not file any reports on Form 8-K during the most recently completed fiscal quarter.


                             S I G N A T U R E S
                         ---------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BALDOR ELECTRIC COMPANY
                                            (Registrant)

       May 12, 1997                      By: /s/ Lloyd G. Davis
     ---------------------               ---------------------------
          (Date)                         Lloyd G. Davis - Chief Financial
                                         Officer and Executive Vice-
                                         President -Finance (on behalf of
                                         the Registrant and as principal
                                         financial officer)

                                EXHIBIT INDEX


     These Exhibits are numbered in accordance with the Exhibit Table of
     Item 601 of Regulation S-K.


     Exhibits
     Number
     ---------      ----------------------------------------------------
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