Form 10-Q
period 1997-06-28
BALDOR ELECTRIC CO
filed 1997-08-12
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D. C.  20549

                               ----------------------
                                      FORM 10-Q
                               -----------------------

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 1997.
                                                           -------------

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period
                                                      ------------------.

       Commission File Number 1-7284
                              ------

                              BALDOR ELECTRIC COMPANY
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                    Missouri                                    43-0168840
       --------------------------------                   -----------------
       (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)


              5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas  72908
              -----------------------------------------------------------
             (Address of principal executive offices)           (Zip Code)

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

                                   Yes    X    No
                                       -----      -----

       At June 28, 1997, there were 26,867,158 shares of the registrant's common stock outstanding.

       PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements
       ----------------------------------

                          BALDOR ELECTRIC COMPANY AND AFFILIATES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                 JUNE 28    JUNE 29       JUNE 28     JUNE 29
                                    1997       1996          1997        1996
                                -------------------      --------------------

                                    (In thousands, except share data)

       Net sales                $141,929    $129,906     $271,842    $251,459
       Other income (net)            408         718          983       1,453
                               ---------   ---------     --------    --------
                                 142,337     130,624      272,825     252,912

       Cost and expenses:
         Cost of goods sold       99,088      91,481      189,925     177,223
         Selling and
           administrative         23,745      21,861       45,447      42,453
         Profit sharing            2,261       1,839        4,347       3,634
         Interest                    567         855        1,155       1,475
                               ---------   ---------     --------    --------
                                 125,661     116,036      240,874     224,785
                               ---------  ----------     --------    --------

       Earnings before income
         taxes                    16,676      14,588       31,951      28,127
       Income taxes                6,418       5,617       12,301      10,829
                               ---------   ---------     --------     -------
       Net earnings             $ 10,258   $   8,971     $ 19,650    $ 17,298
                               =========   =========     ========    ========

       Net earnings per common
         share                     $0.37       $0.33        $0.71       $.063
                                   =====       =====        =====       =====

       Dividends paid per common
          share                    $0.12       $0.10        $0.23       $0.19
                                   =====       =====        =====       =====

       Weighted average common
          shares outstanding  27,875,000  27,023,000   27,550,000  27,424,000
                              =========== ==========   ==========  ==========


       See the notes to the unaudited condensed consolidated financial statements.

                    BALDOR ELECTRIC COMPANY AND AFFILIATES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                     JUNE 28      DECEMBER 28
                                                        1997             1996
                                               -------------    -------------
       ASSETS                                           (In thousands)
       CURRENT ASSETS:

           Cash and cash equivalents             $     5,746      $     7,950
           Marketable securities                      15,918           17,892
           Receivables, less allowances of
              $3,525,000 and $3,200,000,
              respectively                            90,097           80,183

           Inventories:

              Finished products                       69,414           66,528
              Work-in-process                         12,897           13,483
              Raw materials                           35,844           39,162
                                                   ---------        ---------
                                                     118,155          119,173

              LIFO valuation adjustment (deduction)  (26,595)         (26,786)
                                                   ---------        ---------
                                                      91,560           92,387

           Other current and deferred tax assets      14,533           19,745
                                                   ---------         --------
                   TOTAL CURRENT ASSETS              217,854          218,157

       OTHER ASSETS                                   32,331           11,965

       PROPERTY, PLANT AND EQUIPMENT                 210,064          202,470

         Allowances for depreciation and
           amortization (deduction)                 (115,335)        (107,106)
                                                   ---------         --------
                                                      94,729           95,364
                                                   ---------         --------
                                                    $344,914         $325,486

                                                   =========         ========


      The Condensed Consolidated Balance Sheet at December 28, 1996, has been derived from the audited Consolidated Balance Sheet at that date.

      Also, see the notes to the unaudited condensed consolidated financial statements.

                    BALDOR ELECTRIC COMPANY AND AFFILIATES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                        JUNE 28   DECEMBER 28
                                                           1997          1996
                                                    -----------   -----------
       LIABILITIES AND SHAREHOLDERS' EQUITY               (In thousands)

       CURRENT LIABILITIES:

           Accounts payable                            $ 21,564      $ 20,314
           Employee compensation                          5,218         5,932
           Profit sharing                                 4,347         7,645
           Anticipated warranty costs                     5,200         4,500
           Accrued insurance obligations                 14,801        14,286
           Other accrued expenses                        20,496        16,626
           Income taxes                                   3,247           766
           Current maturities of long-term obligations    1,125         1,113
                                                        -------       -------
                       TOTAL CURRENT LIABILITIES         75,998        71,182


       LONG-TERM OBLIGATIONS                             36,471        45,027

       DEFERRED INCOME TAXES                              3,989         8,952

       SHAREHOLDERS' EQUITY:

             Common stock                                 2,874         2,862
             Additional capital                          41,936        37,112
             Retained earnings                          220,605       207,064
             Cumulative translation adjustments            (259)          346
             Treasury stock, at cost                    (36,700)      (47,059)
                                                      ---------     ---------
                       TOTAL SHAREHOLDERS' EQUITY       228,456       200,325
                                                      ---------     ---------
                                                      $ 344,914     $ 325,486
                                                      =========     =========



       The Condensed Consolidated Balance Sheet at December 28, 1996, has been derived from the audited Consolidated Balance Sheet at that date.

       Also, see the notes to the unaudited condensed consolidated financial statements.

                   BALDOR ELECTRIC COMPANY AND AFFILIATES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                         June 28     June 29
                                                            1997        1996
                                                       ---------   ---------

                                                          (In thousands)
       Operating activities:
            Net earnings                                 $19,650     $17,298
            Depreciation and amortization                  9,295       8,429
            Deferred income taxes                         (2,110)     (3,844)
            Changes in operating assets and liabilities:
                 Receivables                              (8,651)     (6,156)
                 Inventories                               1,801      (5,396)
                 Other current assets                      2,397       3,319
                 Accounts payable                            536         933
                 Accrued expenses and other liabilities    2,039        (805)
                 Income taxes                              2,108      (1,558)
                 Other (net)                              (1,908)     (1,937)
                                                         -------    --------
            Net cash provided by operating activities     25,157      10,283

       Investing activities:
            Additions to property, plant and equipment    (7,907)     (7,899)
            Sales of available-for-sale securities         9,486      27,085
            Purchases of available-for-sale securities    (7,512)    (15,696)
            Optimised Control Ltd.                        (7,597)
                                                         -------     -------
            Net cash provided by (used in)
               investing activities                      (13,530)      3,490

       Financing activities:
            Additional long-term borrowings                           38,000
            Reduction of long-term obligations            (8,544)    (13,022)
            Unexpended debt proceeds                        (184)        522
            Dividends paid                                (6,109)     (4,936)
            Stock option plans                             1,006       2,005
            Common stock repurchased                                 (40,925)
                                                        --------    --------
            Net cash used in financing activities        (13,831)    (18,356)
                                                        --------    --------
      Net decrease in cash and cash equivalents           (2,204)     (4,583)
      Beginning cash and cash equivalents                  7,950       6,322
                                                         -------     -------
      Ending cash and cash equivaelnts                   $ 5,746     $ 1,739
                                                         =======     =======



      See notes to unaudited condensed consolidated financial statements.

       BALDOR ELECTRIC COMPANY AND AFFILIATES

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       June 28, 1997

       BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 1996. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 28, 1997, may not be indicative of the results that may be expected for the fiscal year ending January 3, 1998.

       ACCOUNTING PRONOUNCEMENTS: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for computing primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

       In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement is effective for the Company in 1998. The Company does not anticipate that adoption of this Statement will have a material impact on the current presentation of its financial statements.

       In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The proposal superseded FASB Statement No. 14 on segments. The Statement is effective for the Company in 1998. The Company is currently evaluating the impact that the Statement will have on its reporting.

       RECLASSIFICATION: The Company has reclassified the presentation of certain prior year information to be consistent with the presentation in the current year.

       ACQUISITION: On April 5, 1997, Baldor Electric Company acquired Optimised Control Ltd. ("Optimised") with a combination of cash and Baldor Common Stock. The acquisition of Optimised has been accounted for using the purchase method of accounting and beginning April 5, 1997, the results of Optimised's operations are included in the accompanying statement of income. The results of Optimised's operations in the periods presented prior to April 5, 1997, were not material to the Company.

       PART I.   FINANCIAL INFORMATION

       Item 2. Management's Discussion and Analysis of Financial Condition
       ------  -----------------------------------------------------------
               and Results of Operations
               -------------------------

       RESULTS OF OPERATIONS

       For the 22nd consecutive quarter, sales and earnings set records for both the quarter and the year-to-date periods. Sales for the second quarter of 1997 were $141,929,000, up 9.3% over sales of $129,906,000 for the second quarter of 1996. Year-to-date 1997 sales of $271,842,000 were up 8.1% over year-to-date 1996 sales of $251,459,000. International sales (exports and sales by foreign affiliates), which comprise 13.4% of total year-to-date sales, were about flat for the second quarter and for year-to-date over the same periods in 1996.

       Sales growth was broad-based with growth across many product lines, industries, and geographic regions. Sales growth in North America was strong, up approximately 12%; however, European sales performance was not up to expectations. The corrective actions taken are expected to yield better European sales results in the second half of 1997. Both distributor and OEM sales increased for the quarter and year-to-date. Stronger increases in OEM sales during 1997 have resulted in a shift between OEM and distributor sales to approximately 52% and 48% of total sales, respectively. Year-to-date sales of motor products were up approximately 10% over year-to-date 1996, but year-to-date drives sales were down approximately 4% over the same period of 1996. Pricing remained firm in the first half of 1997 compared to 1996 levels. No price increases have been announced since October 1995.

       Second quarter 1997 net earnings of $10,258,000 were up 14.3% over second quarter 1996 and year-to-date 1997 net earnings of $19,650,000 were up 13.6% over the first six months of 1996. Earnings per common share were $0.37 for the second quarter of 1997 and $0.71 for the first six months of 1997, up 12.1% and 12.7% respectively over 1996 amounts. Earnings per common share increased less than net earnings due largely to the shares issued to purchase Optimised Control Ltd.

       The second quarter 1997 gross margin as a percent of sales was 30.2% and the year-to-date 1997 gross margin was 30.1% compared to 29.6% for the second quarter of 1996 and 29.5% year-to-date 1996. For the quarter and the year, margins have benefitted from steady material costs and the effects of productivity and other cost improvements.

       Second quarter 1997 selling and administrative expenses at 16.7% of sales remained at the same level as first quarter 1997 and second quarter 1996. This continues to be the best leverage for selling and administrative expenses since 1984.

       LIQUIDITY AND CAPITAL RESOURCES

       Through the first six months of 1997, the Company's financial position remained solid. Cash and marketable securities were at $21.7 million compared to $25.8 million at year-end 1996.
       Working capital decreased to $141.9 million at June 28, 1997, from $146.9 million at December 28, 1996, due in part to the cash used to purchase Optimised Control Ltd. in the second quarter. The current ratio at June 28, 1997, remained strong at 2.9 compared to 3.1 at December 28, 1996 and the debt-to-capitalization ratio (shareholders' equity and long-term borrowings) was 13.8%.

       PART II.  OTHER INFORMATION

       Item 4.   Submission of Matters to a Vote of Security Holders
       --------   ------------------------------------------------------
       On May 3, 1997, the Company held its Annual Meeting of Shareholders at which two proposals were voted on. Proposal I was the election of three Directors to the Company's Board of Directors for terms expiring in 2000. Proposal II was a proposal to amend the Baldor Electric Company 1994 Incentive Stock Plan as contained in the Company's Proxy Statement dated March 27, 1997. The following is a list of the Board's slate of nominees (who were the only nominees) each of whom were elected, and the results of shareholder voting on proposal II:

                                  Votes      Votes       Votes       Broker
       Proposal                    FOR      AGAINST     WITHHELD   NON-VOTES
       --------                ---------  ----------   ---------   ---------
       Proposal I
          O. A. Baumann       21,209,521      N/A        373,606       N/A
          John A. McFarland   21,213,299      N/A        369,828       N/A
          Robert L. Proost    21,218,534      N/A        364,593       N/A

       Proposal II            20,849,134    503,943      230,050       N/A

       Messers Jefferson W. Asher, Jr., Fred C. Ballman, R.S. Boreham, Jr., Robert J. Messey, R.L. Qualls and Willis J. Wheat, are the remaining board members, each of whom is expected to serve out his respective term.

       Item 6.   Exhibits and Reports on Form 8-K
       -------     ----------------------------------------
          a.       Exhibits - See the Exhibit Index

          b. The registrant filed a Form 8-K on April 18, 1997, to report the exemption from registration under the Securities Act of 1933 on which the registrant relied when it issued Baldor Common Stock to the former shareholders of Optimised Control Ltd.in connection with the registrant's Acquisition of Optimised Control Ltd.

                              S I G N A T U R E S
                           -------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BALDOR ELECTRIC COMPANY
                                            (Registrant)

       August 12, 1997                  By: /s/ Lloyd G. Davis
       ---------------                     -------------------
            (Date)                      Lloyd G. Davis - Chief Financial
                                        Officer and Executive Vice-President -
                                        Finance (on behalf of the Registrant
                                        and as principal financial officer)

                                 EXHIBIT INDEX


       These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


       Exhibits
       Number
       ---------
          2           Omitted - Inapplicable

          3(i)        Omitted - Inapplicable

          3(ii)       Omitted - Inapplicable

          4           Omitted - Inapplicable

         10(iii)(A)   Omitted - Inapplicable

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