Form 10-Q
period 1997-09-27
BALDOR ELECTRIC CO
filed 1997-10-23
CIK 9342

SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D. C.  20549

                          -------------------------
                                 FORM 10-Q
                          -------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
                  For the quarterly period ended September 27, 1997
                                                 ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
                  For the transition period
                                            ---------------

Commission File Number 1-7284
                      --------

                            BALDOR ELECTRIC COMPANY
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


          Missouri                                         43-0168840
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)


             5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas  72908
             ---------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

                             (501) 646-4711
               -----------------------------------------------------
               (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    X    No
                                   ------       ------

At September 27, 1997, there were 26,949,747 shares of the registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
----------------------------------

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                        THREE MONTHS ENDED              NINE MONTHS ENDED
                     SEPTEMBER 27  SEPTEMBER 28    SEPTEMBER 27  SEPTEMBER 28
                             1997          1996            1997          1996
                     --------------------------    --------------------------
                                   (In thousands, except share data)
Net sales                $142,494      $125,111        $414,336      $376,570
Other income (net)            401           578           1,384         2,032
                        ---------     ---------       ---------     ---------
                          142,895       125,689         415,720       378,602

Cost and expenses:
  Cost of goods sold       99,511        87,800         289,436       265,024
  Selling and
    administrative         23,928        20,993          69,375        63,446
  Profit sharing            2,219         2,062           6,566         5,697
  Interest                    504           633           1,659         2,107
                        ---------     ---------       ---------     ---------
                          126,162       111,488         367,036       336,274
                        ---------     ---------       ---------     ---------

Earnings before income
  taxes                    16,733        14,201          48,684        42,328
Income taxes                6,442         5,467          18,742        16,296
                        ---------     ---------       ---------     ---------
Net earnings             $ 10,291     $   8,734        $ 29,942      $ 26,032
                        =========     =========       =========     =========

Net earnings per common
  share                     $0.37         $0.32           $1.08         $0.95
                            =====         =====           =====         =====

Dividends paid per common
   share                    $0.12         $0.10           $0.35         $0.29
                            =====         =====           =====         =====
Weighted average common
   shares outstanding  28,078,000    27,048,000      27,718,000    27,282,000
                       ==========    ==========      ==========    ==========

See the notes to the unaudited condensed consolidated financial statements.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                              SEPTEMBER 27       DECEMBER 28
                                                      1997              1996
                                            --------------    --------------
ASSETS                                             (In thousands )
CURRENT ASSETS:

    Cash and cash equivalents                     $ 10,139          $  7,950
    Marketable securities                           14,310            17,892
    Receivables, less allowances of
      $3,525,000 and $3,200,000, respectively       94,142            80,183

    Inventories:
       Finished products                            65,763            66,528
       Work-in-process                              12,979            13,483
       Raw materials                                37,117            39,162
                                                  ---------         ---------
                                                   115,859           119,173
       LIFO valuation adjustment (deduction)       (26,395)          (26,786)
                                                  ---------         ---------
                                                    89,464            92,387

    Other current and deferred tax assets           12,358            19,745
                                                  ---------         ---------
                TOTAL CURRENT ASSETS               220,413           218,157

OTHER ASSETS                                        33,527            11,965

PROPERTY, PLANT AND EQUIPMENT                      218,549           202,470

       Allowances for depreciation and
       amortization (deduction)                   (119,441)         (107,106)
                                                 ----------         ---------
                                                    99,108            95,364
                                                 ----------         ---------
                                                  $353,048          $325,486
                                                 ==========        ==========

The Condensed Consolidated Balance Sheet at December 28, 1996, has been derived from the audited Consolidated Balance Sheet at that date.

Also, see the notes to the unaudited condensed consolidated financial state-ments.

                    BALDOR ELECTRIC COMPANY AND AFFILIATES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                              SEPTEMBER 27       DECEMBER 28
                                                      1997              1996
                                            --------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY                 (In thousands)

CURRENT LIABILITIES:

      Accounts payable                           $ 24,593           $ 20,314
      Employee compensation                         7,329              5,932
      Profit sharing                                6,566              7,645
      Anticipated warranty costs                    5,200              4,500
      Accrued insurance obligations                15,472             14,286
      Other accrued expenses                       20,632             16,626
      Income taxes                                                       766
      Current maturities of long-term obligations   1,130              1,113
                                                 ---------          ---------
                TOTAL CURRENT LIABILITIES          80,922             71,182

LONG-TERM OBLIGATIONS                              31,304             45,027

DEFERRED INCOME TAXES                               4,852              8,952

SHAREHOLDERS' EQUITY:

      Common stock                                  2,884              2,862
      Additional capital                           43,334             37,112
      Retained earnings                           227,499            207,064
      Cumulative translation adjustments             (537)               346
      Treasury stock, at cost                     (37,210)           (47,059)
                                                 ---------          ---------
                TOTAL SHAREHOLDERS' EQUITY        235,970            200,325
                                                 ---------          ---------
                                                 $353,048           $325,486
                                                ==========         ==========

The Condensed Consolidated Balance Sheet at December 28, 1996, has been derived from the audited Consolidated Balance Sheet at that date.

Also, see the notes to the unaudited condensed consolidated financial statements.

                    BALDOR ELECTRIC COMPANY AND AFFILIATES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      NINE MONTHS ENDED

                                               September 27      September 28
                                                       1997              1996
                                             --------------    --------------
                                                      (In thousands)
Operating activities:
     Net earnings                                   $29,942           $26,032
     Depreciation and amortization                   14,282            12,872
     Deferred income taxes                              844            (3,973)
     Changes in operating assets and liabilities:
           Receivables                              (12,696)           (5,512)
           Inventories                                3,896            (6,407)
           Other current assets                       2,483             1,528
           Accounts payable                           3,564             1,967
           Accrued expenses and other liabilities     7,176             6,617
           Income taxes                              (1,139)           (3,597)
           Other (net)                               (3,774)           (1,232)
                                                   ---------         ---------
     Net cash provided by operating activities       44,578            28,295

Investing activities:
     Additions to property, plant and equipment     (16,960)          (13,560)
     Sales of available-for-sale securities          15,051            38,200
     Purchases of available-for-sale securities     (11,469)          (26,865)
     Optimised Control Ltd                           (7,597)
                                                   ---------         ---------
     Net cash used in investing activities          (20,975)           (2,225)
Financing activities:
     Additional long-term borrowings                                   38,000
     Reduction of long-term obligations             (13,706)          (15,952)
     Unexpended debt proceeds                          (269)              440
     Dividends paid                                  (9,343)           (7,554)
     Stock option plans                               1,904             2,580
     Common stock repurchased                                         (41,488)
                                                   ---------         ---------
     Net cash used in financing activities          (21,414)          (23,974)
                                                   ---------         ---------
Net increase in cash and cash equivalents             2,189             2,096
Beginning cash and cash equivalents                   7,950             6,322
                                                   ---------         ---------
Ending cash and cash equivalents                   $ 10,139          $  8,418
                                                  ==========        ==========

See notes to unaudited condensed consolidated financial statements.

BALDOR ELECTRIC COMPANY AND AFFILIATES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


September 27, 1997

BASIS OF PRESENTATION: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 1996. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 27, 1997, may not be indicative of the results that may be expected for the fiscal year ending January 3, 1998.

ACCOUNTING PRONOUNCEMENTS: In February 1997, the Financial Accounting
Standards Board issued Statement No. 128, Earnings Per Share, which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic earnings per share" (which will replace the term "primary earnings per share"), the dilutive effect of stock options will be excluded. The difference between basic earnings per share and previously reported primary earnings per share is expected to be immaterial for each quarter presented.

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

PART I.   FINANCIAL INFORMATION

Item 2.        Management's Discussion and Analysis of Financial Condition and
-------        ---------------------------------------------------------------
               Results of Operations
               -------------------------

RESULTS OF OPERATIONS

For the 23rd consecutive quarter, sales and earnings set records for both the quarter and the first nine months of 1997. Sales for the third quarter of 1997 were $142,494,000, up 13.9% over sales of $125,111,000 for the third quarter of 1996. Year-to-date 1997 sales of $414,336,000 were up 10.0% over year-to-date 1996 sales of $376,570,000. International sales (exports and sales by foreign affiliates), which comprise 13.8% of total year-to-date sales, were up 19.2% for the third quarter and up 6.9% for year-to-date over the same periods in 1996.

Sales growth was broad-based with growth across many product lines, industries, and geographic regions. Third quarter 1997 sales growth in North America was strong, up approximately 14% over third quarter 1996 levels. European sales performance improved in the third quarter 1997 with double digit increases compared to third quarter 1996. Both distributor and OEM sales increased for the quarter and year-to-date. Stronger increases in distributor sales during the third quarter resulted in a shift between OEM and distributor sales to approximately 51% and 49% of total sales, respectively. Third quarter sales of motor products were up approximately 11% over the same period last year. For the same period, sales of controls and servo products (which now include the products of Optimised) were up approximately 27% from third quarter 1996. Year-to-date sales of motor products were up approximately 11% over year-to-date 1996, and year-to-date drives sales were up approximately 7% over the same period of 1996. Pricing softened slightly in third quarter 1997 compared to third quarter 1996. A price increase goes into effect this October for EPAct-related products only.

Third quarter 1997 net earnings of $10,291,000 were up 17.8% over third quarter 1996 and year-to-date 1997 net earnings of $29,942,000 were up 15.0% over the first nine months of 1996. Earnings per common share were $0.37 for the third quarter of 1997 and $1.08 for the first nine months of 1997, up 15.6% and 13.7% respectively over 1996 amounts. Earnings per common share increased less than net earnings due largely to the shares issued to purchase Optimised Control Ltd. Third quarter 1997 pre-tax margins were 11.7% compared to 11.3% for third quarter 1996 and year-to-date pre-tax margins were 11.7% compared to 11.2% for the same period of 1996.

The third quarter 1997 gross margin as a percent of sales was 30.2% and the year-to-date 1997 gross margin was 30.1% compared to 29.8% for the third quarter of 1996 and 29.6% year-to-date 1996. For the quarter and the year, margins have benefitted from stable material costs and the effects of productivity and other cost improvements.

Third quarter 1997 selling and administrative expenses at 16.8% of sales remained about flat with the first and second quarter 1997 and with third quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained solid through the first nine months of 1997. Cash and marketable securities were at $24.4 million compared to $25.8 million at year-end 1996. Working capital decreased to $139.5 million at September 27, 1997, from $146.9 million at December 28, 1996, due in part to the cash used to purchase Optimised Control Ltd. in the second quarter. The current ratio at September 27, 1997, remained strong at 2.8 compared to 3.1 at December 28, 1996 and the debt-to-capitalization ratio (shareholders' equity and long-term borrowings) was 11.5%.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------
  a.      Exhibits - See the Exhibit Index

  b. The registrant did not file any reports on Form 8-K during the most recently completed fiscal quarter.


                                    S I G N A T U R E S
                                 -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                          BALDOR ELECTRIC COMPANY
                                                 (Registrant)

October 23, 1997                          By: /s/ Lloyd G. Davis
--------------------                      -------------------------
     (Date)                               Lloyd G. Davis - Chief Financial
                                          Officer and Executive Vice-President -
                                          Finance (on behalf of the Registrant
                                          and as  principal financial officer)

                                    EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibits
Number
---------            ------------------------------------------------
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