Form 10-K405
period 1998-01-03
BALDOR ELECTRIC CO
filed 1998-03-27
CIK 9342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACTOF 1934

   For the fiscal year ended:                          Commission File Number:
       January 3, 1998                                          1-7284
       ---------------                                          ------

                             BALDOR ELECTRIC COMPANY
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Missouri                                       43-0168840
              --------                                       ----------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

      5711 R. S. Boreham, Jr St,
     Fort Smith, Arkansas  72908                            (501) 646-4711
-----------------------------------------                   ---------------
 (Address of principal executive offices)                 (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
     Title of Each Class                                   which registered
     -------------------                                   ----------------
  Common Stock, $0.10 Par Value                        New York Stock Exchange
  Common Stock Purchase Rights                         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on February 27, 1998, was $689,146,181.

At February 27, 1998, there were 36,111,501 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended January 3, 1998 (the "Annual Report to Shareholders for 1997"), are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 1998 (the "1998 Proxy Statement"), are incorporated by reference into Parts I and III.

PART I

Item 1.    Business
--------------------------

Baldor Electric Company ( "Baldor" or the "Company") was incorporated in Missouri in 1920. The Company operates in one industry segment which includes the design, manufacture, and sale of electric motors and drives. In addition to electric motors and drives, products include speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts. Baldor has made several small acquisitions; however, the majority of its growth has come internally through broadening its markets and product lines.

Products

Sales of industrial electric motors represented approximately 76% of the Company's business in 1997, 76% in 1996 and 78% in 1995. The AC motor product line presently ranges in size from 1/50 through 800 horsepower. The DC motor product line presently ranges from 1/50 through 700 horsepower.

The Company also sells industrial control products, which include servo products, DC controls, position controls, and inverter and vector drives. The Company's line of adjustable speed controls ranges from 1/50 to 600 horsepower. With these products, the Company provides its customers the ability to purchase a "Drive" which Baldor defines as an industrial motor and an electronic control, from one manufacturer. Sales of drives were approximately 23% of total 1997 sales, 22% of total 1996 sales, and 20% of total 1995 sales.

Baldor's motors and drives are designed, manufactured, and marketed for general purpose uses ("stock products") and for individual customer requirements and specifications ("custom products"). Stock product sales represented approximately 62% of the Company's total sales in 1997, 63% in 1996, and 62% in 1995. Most stock product sales are to customers who place their orders for immediate shipment from current inventory. Custom products generally are shipped within four weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.


Sales and Marketing

The products of the Company are marketed throughout the United States and in more than 55 foreign countries. The company's field sales organization consists of more than 50 groups of independent manufacturer's representatives, including 28 in the United States. The remainder of the Company's representatives are located in various parts of the world, including Canada, Europe, Latin America, Australia, and the Far East.

Custom products and stock products are sold to original equipment manufacturers ("OEMs") . Stock products are also sold to independent distributors for resale, often as replacement components in industrial machinery which is being modernized or upgraded for improved performance.

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

The raw materials necessary for the Company's manufacturing operations are available from several sources. These materials include steel, copper wire, gray iron castings, aluminum, and insulating materials, many of which are purchased from more than one supplier; the Company believes that alternative sources are available for such materials.

Research and Engineering

The Company's design and development of electric motors and drives includes both the development of products which extend the product lines and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to $22,900,000 in 1997, $19,900,000 in 1996, and $17,200,000 in 1995.

Environment

Compliance with laws relating to the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have such an effect.

Employees

As of January 3, 1998, the Company had 3,843 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations

For each of the three fiscal years in the period ended January 3, 1998, export and international sales revenues have increased and represented 15.1% of consolidated sales in 1997, 14.5% in 1996, and 14.0% in 1995. See also Note H on page 24 of the Annual Report to Shareholders for 1997.

The Company's products are distributed in more than 55 foreign countries, principally in Canada, Europe, Australia, the Far East, and Latin America. The Company's international operations include the Baldor ASR group of companies which was acquired in 1983. Baldor ASR has sales offices in Switzerland, Germany, Italy, and the United Kingdom. Baldor ASR also has development and manufacturing operations in Germany. In April 1997, the Company acquired the UK-based Optimised Control Ltd. Baldor Optimised Control has sales offices, development and manufacturing facilities located in the U.K. The Company also owns majority interests in Baldor Electric (Far East) Pte. Ltd., located in Singapore, and Australian Baldor Pty. Limited which has locations in Sydney and Melbourne. The Company wholly owns Baldor de Mexico, S.A. de C.V., located in Mexico City.

The company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a significant adverse effect on the Company's business.

Item 2.  Properties
---------------------------

The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table sets forth certain information with respect to the Company's properties.

                                                                        AREA
LOCATION                      PRIMARY USE                             (SQ.FT.)
--------                      -----------                            ----------

Fort Smith, AR             AC motor production                         298,150
                           Distribution and service center             208,000
                           Administration and engineering offices       70,950
                           Aluminum die casting                         76,400

St. Louis County, MO       Metal stamping and engineering toolroom     133,850
                           DC and miscellaneous motor production        55,600

Columbus, MS               AC motor production                         191,000

Westville, OK              AC and DC motor production                  207,900

Fort Mill, SC              DC motor, AC motor                          108,000
                           and tachometer production

Clarksville, AR            Subfractional motor, gear motor,            167,000
                           and worm-gear speed reducer production

Ozark, AR                  AC motor production                          84,050

Five other                 Metal stamping and motor, drives,
domestic locations         and servomotor production                   141,900

Ten foreign                Sales and distribution centers
locations                  and servodrive production                    84,200
                                                                     ----------
                                                                     1,827,000

Certain properties listed above (486,400 sq. ft. in the aggregate) are leased, principally pursuant to Industrial Revenue Bond agreements, and where material, are accounted for as capitalized lease obligations. Certain lease agreements contain purchase options at varying prices and/or renewal options at reduced rentals for extended additional periods.

Item 3.  Legal Proceedings
--------------------------------------

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

Not applicable.

PART II


Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters
-------------------------------------------------------

Information under the captions "Dividends paid", "Common stock price range", and "Shareholders" on page 29 of the Annual Report to Shareholders for 1997 is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

Information under the caption "Eleven-Year Summary of Financial Data" only for years 1993 through 1997 for net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets on page 14 of the Annual Report to Shareholders for 1997 is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 and 17 of the Annual Report to Shareholders for 1997 is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data
-----------------------------------------------------

The consolidated financial statements of the Company on pages 18 through 26, the "Report of Ernst & Young LLP, Independent Auditors," on page 26, and the "Summary of Quarterly Results of Operations (Unaudited)" on page 19 of the Annual Report to Shareholders for 1997 are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
----------------------------------------------------------

None.

PART III


Item 10.  Directors and Executive Officers of the Registrant
--------------------------------------------------------------

The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

                                                               Served as
                                                                Officer
Name                 Age    Position                              Since
----                 ---    --------                              -----
R. S. Boreham, Jr.   73   Chairman of the Board                   1961

R. L. Qualls         64   Vice Chairman                           1986

John A. McFarland    46   President                               1990

Robert D. Butler     55   Executive Vice President -              1996
                          Operations

Ronald E. Tucker     40   Controller                              1997

Charles H. Cramer    53   Vice President - Personnel              1984

Lloyd G. Davis       50   Chief Financial Officer,                1992
                          Executive Vice President-Finance,
                          Secretary, and Treasurer

Gene J. Hagedorn     50   Vice President - Materials              1994

James R. Kimzey      59   Executive Vice President -              1984
                          Research and Engineering

Randy L. Colip       38   Vice President - Sales                  1997

Jerry D. Peerbolte   41   Vice President - Marketing              1990

Randal G. Waltman    48   Vice President - Engineering            1997


Each of the executive officers, except Robert D. Butler, has served as an officer or in a management capacity with the Company for the last five years.

Mr. Butler, who joined the Company in 1996, previously operated Manufacturing Services International which provided manufacturing consulting services to small and medium sized U.S. based companies for more than the previous five years.

There are no family relationships among the directors or executive officers. The information under the caption "Election of Directors" of the 1998 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation
-------------------------------------------------

Information contained in the 1998 Proxy Statement under the caption "Information About the Board of Directors and Committees of the Board -- Director Compensation" and information under the caption "Executive Compensation", except for the information contained in the sub-captions "Report of the Executive and Stock Option Committees" and "Performance Graph" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
---------------------------------------------------------------------------

The security ownership by officers and directors included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1998 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

None

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------------

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


          Exhibit 4(i)(a) - Rights Agreement dated May 6, 1988, between Baldor Electric Company and Wachovia Bank of North Carolina, N.A. (formerly Wachovia Bank & Trust Company, N.A.), as Rights Agent originally filed as Exhibit 1 to Registrant's Form 8-K Current Report, dated May 13, 1988, and refiled as Exhibit 4(i) to Form 10- K for the year ended December 31, 1994.

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


          Exhibit (10) - Exhibits 10(iii)(A)(1) through 10(iii)(A)(6) were previously submitted as exhibits and are incorporated herein by reference:

            * 10(iii)(A)(1)  1982 Incentive Stock Option Plan (originally  filed as Exhibit 10.8 to Form 10-K for year ended December 31, 1981, refiled as Exhibit 10.1 to For 10-K for the year ended December 28, 1991).

            * 10(iii)(A)(2)  Officers  Compensation  Plan  (originally  filed as
              Exhibit 10.6 to Form 10-K for year ended December 31, 1988, and refiled as Exhibit 10(iii)(A)(2) to Form 10-K for the year ended December 31, 1994).

            * 10(iii)(A)(3) 1987  Incentive  Stock  Plan  (originally filed  as
              Appendix A to Registrant's Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to Form 10-K for the year ended December 31, 1994.

            * 10(iii)(A)(4)  1989 Stock Option Plan for  Non-Employee  Directors
              (filed as Exhibit 10 to Form 10-Q for quarter ended
              September 29, 1990).

            * 10(iii)(A)(5)(a)  1994  Incentive  Stock  Option  Plan  (filed as
              Exhibit A to Registrant's Proxy Statement dated April 4, 1994).

            * 10(iii)(A)(5)(b)  Amendment #1 to the 1994 Incentive Stock Option
              Plan filed as Exhibit 10(iii)(A)(5)(b) to Form 10-K for the year ended December 28, 1996.

            * 10(iii)(A)(6)  1996 Stock Option Plan for  Non-Employee  Directors
              (filed as Exhibit A to Registrant's Proxy Statement dated
              March 28, 1996).



For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the exhibits listed above under Exhibit 10.

         Exhibit (11) - Incorporated by reference in Note J of the Annual Report to Shareholders for 1997 filed as Exhibit (13).

         Exhibit (13) - Portions of the Annual Report to Shareholders for 1997. The Annual Report is being filed as an exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the Annual Report not specifically incorporated are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.

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


                                           BALDOR ELECTRIC COMPANY
                                               (Registrant)



                                           By   /s/ R. S. Boreham, Jr.
                                      ----------------------------------------
                                              Chairman
                                             (Principal Executive Officer)





Date:  March 27, 1998



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

Signature                           Title                             Date
---------                           -----                             ----

/s/ R. S. Boreham, Jr.         Chairman and Director          )
------------------------------ (Principal Executive Officer)  )
R. S. Boreham, Jr.                                            )
                                                              )
/s/ R. L. Qualls               Vice Chairman and Director     )
------------------------------                                )
R. L. Qualls                                                  )
                                                              )
                                                              )
/s/ John A. McFarland          President and Director         )
------------------------------                                )
John A. McFarland                                             )
                                                              )
                                                              )
/s/ Lloyd G. Davis             Chief Financial Officer,       )
------------------------------ Executive Vice President -     )
Lloyd G. Davis                 Finance, Secretary, and        )
                               Treasurer (Principal Financial )
                               and Accounting Officer)        )
                                                              )
/s/ Jefferson W. Asher, Jr.    Director                       )  March 27, 1998
------------------------------                                )
Jefferson W. Asher, Jr.                                       )
                                                              )
/s/ Fred C. Ballman            Director                       )
------------------------------                                )
Fred C. Ballman)                                              )
                                                              )
/s/ O. A. Baumann              Director                       )
------------------------------                                )
O. A. Baumann                                                 )
                                                              )
                                                              )
/s/ Robert J. Messey           Director                       )
------------------------------                                )
Robert J. Messey                                              )
                                                              )
                                                              )
/s/ Robert L. Proost           Director                       )
------------------------------                                )
Robert L. Proost                                              )
                                                              )
/s/ Willis J. Wheat            Director                       )
------------------------------                                )
Willis J. Wheat                                               )

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) and (2), (c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                           YEAR ENDED JANUARY 3, 1998

                             BALDOR ELECTRIC COMPANY

                              FORT SMITH, ARKANSAS

                        FORM 10-K, ITEM 14(a)(1) and (2)
          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                     BALDOR ELECTRIC COMPANY AND AFFILIATES




The following consolidated financial statements of Baldor Electric Company and Affiliates, included in the Annual Report to Shareholders for 1997, are incorporated by reference in Item 8:

        *   Consolidated Balance Sheets
                  - January 3, 1998 and December 28, 1996

        *   Consolidated Statements of Earnings
                  - for the three years in the period ended January 3, 1998

        *   Consolidated Statements of Cash Flows
                  - for the three years in the period ended January 3, 1998

        *   Consolidated Statements of Shareholders' Equity
                  - for the three years in the period ended January 3, 1998

        *   Notes to Consolidated Financial Statements


The following consolidated financial statement schedule of Baldor Electric Company and Affiliates is included in Item 14(d):


   *   Schedule II               Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

Column A       Column B               Column C              Column D    Column E
--------       --------               --------              --------    --------
               Additions
                             ---------------------------
                              Charged to      Charged to
               Balance at       Costs           Other                   Balance
               Beginning        and            Accounts    Deductions  at End of
Description    of Period      Expenses         Describe     Describe     Period
-----------    ---------      --------         --------     --------     ------
                                 (In thousands)

 Deducted from current assets:

      Allowance for doubtful accounts

    1997         $3,200       $  509          $  184(A)                  $3,525
    1996          2,800          695             295(A)                   3,200
    1995          2,250          886             336(A)                   2,800


 Included in current liabilities:

      Anticipated warranty costs

    1997         $4,500       $  700(B)                                  $5,200
    1996          4,100          400(B)                                   4,500
    1995          3,700          400(B)                                   4,100


(A) Net uncollectible accounts written off during year.
(B) Additions to reserve for anticipated warranty costs, net of expenses incurred.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES

                                INDEX OF EXHIBITS



       EXHIBIT
       NUMBER                     DESCRIPTION
    -------------             ---------------------


         11 Computation of Earnings Per Common Share-Incorporated by reference in Note J of the Annual Report to Shareholders for 1997 in Exhibit (13)

         13           Portions of the Annual Report to Shareholders for
                      1997- filed herewith

         21           Affiliates of the Registrant - filed herewith

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


                                        BALDOR ELECTRIC COMPANY
                                             (Registrant)



                                   By     /s/ R. S. Boreham, Jr.
                                        -------------------------------------
                                          R. S. Boreham, Jr.
                                       Chairman and Principal Executive Officer





Date:  March 27, 1998



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