Form 10-Q
period 1998-04-04
BALDOR ELECTRIC CO
filed 1998-05-18
CIK 9342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998
                  --------------------------------------------

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-7284
                          -----------------------------

                             BALDOR ELECTRIC COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)

               Missouri                                  43-0168840
               --------                                  ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                     Identification No.)


            5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas 72908
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (501) 646-4711
                                 --------------
              (Registrant's Telephone Number, including Area Code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 4, 1998, there were 37,141,992 shares of the registrant's common stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements


                     BALDOR ELECTRIC COMPANY AND AFFILIATES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                    -----------------------
                                                       APRIL 4      MARCH 29
(In thousands, except share data)                         1998          1997
                                                   -----------   -----------
Net sales                                          $   154,209   $   129,914
Other income (net)                                         503           575
                                                   -----------   -----------
                                                       154,712       130,489
Cost and expenses:    Cost of goods sold               107,626        90,837
                      Selling and administrative        25,526        21,702
                      Profit sharing                     2,507         2,086
                      Interest                             375           590
                                                   -----------   -----------
                                                       136,034       115,215
                                                   -----------   -----------
Earnings before income taxes                            18,678        15,274
Income taxes                                             7,098         5,882
                                                   -----------   -----------
                               NET EARNINGS        $    11,580   $     9,392
                                                   ===========   ===========

Net earnings per share-diluted                     $      0.31   $      0.26
                                                   ===========   ===========
Net earnings per share-basic                       $      0.32   $      0.27
                                                   ===========   ===========
Weighted average shares outstanding-diluted         37,810,122    36,315,651
                                                   ===========   ===========
Weighted average shares outstanding-basic           36,427,538    34,999,062
                                                   ===========   ===========
Dividends paid per common share                    $      0.10   $      0.08
                                                   ===========   ===========






See notes to unaudited condensed consolidated financial statements.


                     BALDOR ELECTRIC COMPANY AND AFFILIATES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                     APRIL 4         JANUARY 3
                                                        1998              1998
                                                        ----              ----

ASSETS (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                       $   8,983         $   9,575
   Marketable securities                              11,221            11,900
   Receivables, less allowances
   of $4,050 and $3,300,  respectively.               97,611            88,740
   Inventories:  Finished products                    73,923            71,616
                 Work in process                      10,344            10,675
                 Raw materials                        42,145            41,793
                                                    --------          --------
                                                     126,412           124,084
                 LIFO valuation adjustment
                 (deduction)                         (27,548)          (27,543)
                                                    --------          --------
                                                      98,864            96,541
   Other current and deferred tax assets              12,713            12,684
                                                    --------          --------
   TOTAL CURRENT ASSETS                              229,392           219,440
OTHER ASSETS                                          29,023            32,352
NET PROPERTY, PLANT AND EQUIPMENT                    104,429           104,097
                                                    ========          ========
                                                   $ 362,844         $ 355,889
                                                    ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                $  21,956         $  19,935
   Employee compensation                               8,303             5,684
   Profit sharing                                      2,495             8,858
   Anticipated warranty costs                          5,500             5,200
   Accrued insurance obligations                      16,700            13,836
   Other accrued expenses                             18,735            22,003
   Income Taxes                                        3,103             1,586
   Current portion of long-term obligations            1,070             1,070
                                                    --------          --------
   TOTAL CURRENT LIABILITIES                          77,862            78,172
LONG-TERM OBLIGATIONS                                 27,929            27,929
DEFERRED INCOME TAXES                                  6,089             6,354
SHAREHOLDERS' EQUITY
   Common stock                                        3,816             3,795
   Additional capital                                 28,285            44,606
   Retained earnings                                 243,976           233,637
   Cumulative translation adjustment                  (4,939)             (617)
   Treasury stock , at cost                          (20,174)          (37,987)
                                                    --------          --------
   TOTAL SHAREHOLDERS' EQUITY                        250,964           243,434
                                                    --------          --------
                                                   $ 362,844         $ 355,889
                                                    ========          ========


See notes to unaudited condensed consolidated financial statements.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                     ---------------------
                                                      APRIL 4    MARCH 29
                                                         1998        1997
                                                     --------    --------
(In thousands)
Operating activities:
     Net earnings                                    $ 11,580    $  9,392
     Depreciation and amortization                      5,570       4,495
     Deferred income taxes                                823      (1,042)
     Changes in operating assets and liabilities:
          Receivables                                  (8,197)     (4,607)
          Inventories                                  (1,671)      2,679
          Other current assets                              9       2,035
          Accounts payable                              1,776      (2,206)
          Accrued expenses                             (5,436)       (256)
          Income taxes                                  1,847       6,719
          Other, net                                   (1,535)     (1,453)
                                                     --------    --------
     Net cash from operating activities                 4,766      15,756

Investing activities:
     Additions to property, plant and equipment        (4,340)     (2,730)
     Marketable securities purchased                   (6,344)     (5,985)
     Marketable securities sold                         7,023       3,853
     Cash acquired in acquisition                         732
                                                     --------    --------
     Net cash used in investing activities             (2,929)     (4,862)

Financing activities:
     Reduction of long-term obligations                            (3,021)
     Unexpended debt proceeds                             (97)        (97)
     Dividends paid                                    (3,707)     (2,887)
     Stock option plans                                 1,375       1,009
                                                     --------    --------
     Net cash used in financing  activities            (2,429)     (4,996)
                                                     --------    --------

Net (decrease) increase in cash & cash equivalents       (592)      5,898
Beginning cash and cash equivalents                     9,575       7,950
                                                     --------    --------
Ending cash and cash equivalents                     $  8,983    $ 13,848
                                                     ========    ========


See notes to unaudited condensed consolidated financial statements.

BALDOR ELECTRIC COMPANY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 4, 1998

Note A   Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 3, 1998. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 4, 1998, may not be indicative of the results that may be expected for the fiscal year ending January 2, 1999.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires companies to classify components of other comprehensive income by their nature in a financial statement and disclose the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. The Company's only other comprehensive income item is the cumulative translation adjustment and historically it is not material to the Company's results of operation.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement requires public companies to report financial and descriptive information about their reportable operating segments. Currently, the Company has only one reportable segment; therefore, management expects the adoption of this statement to have no material effect.

Acquisition: In March 1998, the Company acquired Northern Magnetics, Inc. (Normag) of Santa Clarita, California in a transaction accounted for as a pooling. Becausr the financial results of operations for Normag for prior years are not material, the Company's financial statments for prior years have not been restated.

Reclassifications: The Company has reclassified the presentation of certain prior year information to be consistent with the presentation in the current year.

Note B  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):
                                               April 4, 1998   March 29, 1997
                                               -------------   --------------
Numerator Reconciliation:
   The numerator is the same for basic
      and diluted EPS:
         Net earnings (in thousands) .........   $    11,580      $     9,392
                                                 ===========      ===========

Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares .............    36,427,538       34,999,062
         Effect of dilutive securities:
               Stock options .................     1,382,584        1,316,589
                                                 -----------      -----------
   The denominator for diluted EPS-adjusted
         weighted average shares .............    37,810,122       36,315,651
                                                 ===========      ===========

Basic earnings per share .....................   $      0.32      $      0.27
                                                 ===========      ===========
Diluted earnings per share ...................   $      0.31      $      0.26
                                                 ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Baldor continues to post record sales and earnings for the 25th consecutive quarter, resulting in net earnings for the quarter totaling $11,580,000 or $0.31 per share. Sales for the first quarter of 1998 were $154,209,000, up 18.7% over sales of $129,914,000 for the first quarter of 1997. Sales from international operations (foreign affiliates and exports), which comprise 15.7% of first quarter sales, were up 42.8% over the same period last year. The increase from international operations included double digit sales growth in Europe, Mexico and Latin America, with lighter growth in Canada. Sales in Australia and the Far East were weaker due to the condition of these economies.

Sales growth was broad-based with growth across several product lines, industries, and geographic regions. North American sales increased almost 14.9%. Sales of motor products were up 12.4%, while drive sales increased 34.6% comparing the first quarter of 1998 to 1997. Distributor and OEM sales increased 13.6% and 15.9% over the first quarter of 1997, while the mix remained stable with Distributor comprising approximately 48% and OEM representing 52%.

First quarter 1998 net earnings of $11,580,000 were up 23.3% over first quarter 1997 net earnings of $9,392,000. The first quarter 1998 gross margin was 30.2% compared to 30.1% for the first quarter of 1997. First quarter 1998 selling and administrative expense, as a percent of sales, was 16.6% down slightly from 16.7% for the same period in 1997. Profit margin increased to 7.5% in 1998 compared to 7.2% in 1997, coupled with a decrease in the effective tax rate in the first quarter of 1998 of 38.0% from 38.5% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position continues to remain strong through the first three months of 1998. Cash and marketable securities were $20.2 million at the first quarter of 1998 compared to $21.5 million at January 4, 1998. Working capital increased to $151.5 million at quarter end, from $141.3 million at year end 1997. The ratio of debt to capitalization (shareholders' equity and long-term borrowings) was 10.0% at April 4, 1998, compared to 10.3% at January 4, 1998. The current ratio remained relatively flat comparing 2.9 at April 4, 1998, to 2.8 at January 4, 1998.

YEAR 2000

The Company continues its previously announced implementation of a new, fully-integrated company-wide information system that has been certified by the vendor to be Year 2000 compliant. Full implementation is scheduled by early 1999. Strategic business partners are being contacted to ensure that they are becoming Year 2000 compliant. Contingency plans will be developed as needed.

PART II.    OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

On March 5, 1998, the Company acquired all of the outstanding shares of common stock of Northern Magnetics, Inc. ("Normag"), a California corporation, in consideration of 951,053 shares of Baldor common stock, in a transaction accounted for as a pooling. The consideration shares were treasury shares.

During the first quarter of 1998, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the DM Plan). The exercise price paid by the District Manager equaled the fair market value on the date of grant. The total amount of shares granted under the DM Plan is less than 1% of the outstanding shares of Baldor common stock.

None of the transactions involving the sale and transfer of common stock, referenced above, were registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by
Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of shareholders for Normag and a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.


Item 6.  Exhibits and Reports on Form 8-K

     a.    Exhibit Number                    Description

              11                Computation of Earning per Common
                                Share-Incorporated by reference in Note B of the Form 10-Q for April 4, 1998.
              27 Financial Data Schedules-filed herewith in electronic filing of Form 10-Q.

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



                                      BALDOR ELECTRIC COMPANY
                                               (Registrant)

  Date: May  18, 1998                   By: /s/ Lloyd G. Davis
        ------------                   ----------------------
                                     Lloyd G. Davis - Executive Vice President-
                                     Finance, Chief Financial Officer,Secretary
                                     and Treasurer(on behalf of the Registrant
                                     and as principal financial officer)

                                  EXHIBIT INDEX

     Exhibit No.               Description
     -----------               -----------
          11                   Computation of Earnings Per Common Share- filed
                               by reference in Note B of Form 10-Q.

          27                   Filed in electronic format only.