Form 10-Q
period 1998-07-04
BALDOR ELECTRIC CO
filed 1998-08-17
CIK 9342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1998
                   -------------------------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At July 4, 1998, there were 37,214,776 shares of the registrant's common stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                BALDOR ELECTRIC COMPANY AND AFFILIATES
                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      -------------------------   ------------------------
                                                          JULY 4       JUNE 28        JULY 4       JUNE 28
(In thousands, except share data)                           1998          1997          1998          1997
                                                      ----------    -----------   ----------    ----------
Net sales .........................................  $   152,083   $   141,929   $   306,292   $   271,842
Other income (net) ................................          323           408           827           983
                                                      -----------   -----------   -----------   ----------
                                                         152,406       142,337       307,119       272,825
Cost and expenses:   Cost of goods sold ...........      105,961        99,088       213,588       189,925
                     Selling and administrative ...       25,225        23,745        50,750        45,447
                     Profit sharing ...............        2,225         2,261         4,732         4,347
                     Interest .....................          375           567           750         1,155
                                                     -----------   -----------   -----------   -----------
                                                         133,786       125,661       269,820       240,874
                                                     -----------   -----------   -----------   -----------
Earnings before income taxes ......................       18,620        16,676        37,299        31,951
Income taxes ......................................        7,076         6,418        14,174        12,301
                                                     -----------   -----------   -----------   -----------
                     NET EARNINGS .................  $    11,544   $    10,258   $    23,125   $    19,650
                                                     ===========   ===========   ===========   ===========

Net earnings per share-diluted ....................  $      0.30   $      0.28   $      0.61   $      0.54
                                                     ===========   ===========   ===========   ===========
Net earnings per share-basic ......................  $      0.31   $      0.29   $      0.63   $      0.56
                                                     ===========   ===========   ===========   ===========
Weighted average shares outstanding-diluted .......   38,582,552    37,166,195    38,166,175    36,733,172
                                                     ===========   ===========   ===========   ===========
Weighted average shares outstanding-basic .........   37,187,291    35,747,415    36,807,415    35,373,238
                                                     ===========   ===========   ===========   ===========
Dividends paid per common share ...................  $      0.10   $      0.09   $      0.20   $      0.17
                                                     ===========   ===========   ===========   ===========





See notes to unaudited condensed consolidated financial statements

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                            JULY 4    JANUARY 3
                                                              1998         1998
                                                         ---------     --------
ASSETS  (in thousands)
CURRENT ASSETS
   Cash and cash equivalents .........................   $   2,209    $   9,575
   Marketable securities .............................      12,515       11,900
   Receivables, less allowances
   of $4,100  and $3,300,  respectively ..............      98,061       88,740
   Inventories:  Finished products ...................      78,903       71,616
                 Work in process .....................       9,680       10,675
                 Raw materials .......................      43,957       41,793
                                                         ---------    ---------
                                                           132,540      124,084
                 LIFO valuation adjustment (deduction)     (27,522)     (27,543)
                                                         ---------    ---------
                                                           105,018       96,541
   Other current and deferred tax assets .............      16,774       12,684
                                                         ---------    ---------
   TOTAL CURRENT ASSETS ..............................     234,577      219,440
OTHER ASSETS .........................................      31,569       32,352
NET PROPERTY, PLANT AND EQUIPMENT ....................     112,653      104,097
                                                         =========    =========
                                                         $ 378,799    $ 355,889
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ..................................   $  24,850    $  19,935
   Employee compensation .............................       5,065        5,684
   Profit sharing ....................................       4,703        8,858
   Anticipated warranty costs ........................       5,500        5,200
   Accrued insurance obligations .....................      15,957       13,836
   Other accrued expenses ............................      19,416       22,003
   Income Taxes ......................................         202        1,586
   Current portion of long-term obligations ..........       1,100        1,070
                                                         ---------    ---------
   TOTAL CURRENT LIABILITIES .........................      76,793       78,172
LONG-TERM OBLIGATIONS ................................      33,104       27,929
DEFERRED INCOME TAXES ................................       6,465        6,354
SHAREHOLDERS' EQUITY
   Common stock ......................................       3,825        3,795
   Additional capital ................................      29,716       44,606
   Retained earnings .................................     251,800      233,637
   Cumulative translation adjustment .................      (2,084)        (617)
   Treasury stock , at cost ..........................     (20,820)     (37,987)
                                                         ---------    ---------
   TOTAL SHAREHOLDERS' EQUITY ........................     262,437      243,434
                                                         ---------    ---------
                                                         $ 378,799    $ 355,889
                                                         =========    =========

See notes to unaudited condensed consolidated financial statements.

                    BALDOR ELECTRIC COMPANY AND AFFILIATES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     SIX MONTHS ENDED
                                                  --------------------
                                                    JULY 4     JUNE 28
                                                      1998        1997
                                                  --------    --------
(In thousands)
Operating activities:
   Net earnings ...............................   $ 23,125    $ 19,650
   Depreciation and amortization ..............     10,367       9,295
   Deferred income taxes ......................      1,014      (2,110)
   Changes in operating assets and liabilities:
        Receivables ...........................     (8,697)     (8,651)
        Inventories ...........................     (7,825)      1,801
        Other current assets ..................     (3,867)      2,397
        Accounts payable ......................      4,670         536
        Accrued expenses and other liabilities      (6,527)      2,039
        Income taxes ..........................     (1,054)      2,108
        Other , net ...........................       (995)     (1,908)
                                                  --------    --------
   Net cash provided from operating activities      10,211      25,157

Investing activities:
   Additions to property, plant and equipment .    (17,491)     (7,907)
   Sales of available-for-sale securities .....     10,822       9,486
   Purchases of available-for-sale securities .    (11,437)     (7,512)
   Acquisitions ...............................        732      (7,597)
                                                  --------    --------
   Net cash used in investing activities ......    (17,374)    (13,530)

Financing activities:
   Additional long-term borrowings ............      5,750
   Reduction of long-term obligations .........       (545)     (8,544)
   Unexpended debt proceeds ...................       (150)       (184)
   Dividends paid .............................     (7,428)     (6,109)
   Stock option plans .........................      2,170       1,006
                                                  --------    --------
   Net cash used in financing  activities .....       (203)    (13,831)
                                                  --------    --------

Net decrease in cash & cash equivalents .......     (7,366)     (2,204)
Beginning cash and cash equivalents ...........      9,575       7,950
                                                  --------    --------
Ending cash and cash equivalents ..............   $  2,209    $  5,746
                                                  ========    ========

See notes to unaudited condensed consolidated financial statements.

BALDOR ELECTRIC COMPANY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 4, 1998

Note A   Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 3, 1998. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended July 4, 1998, may not be indicative of the results that may be expected for the fiscal year ending January 2, 1999.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires companies to classify components of other comprehensive income by their nature in a financial statement and disclose the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. The Company's only "other comprehensive income" item is the cumulative translation adjustment. Net comprehensive income was approximately $13,314,000 and $10,301,000 for the second quarter of 1998 and 1997, and was approximately $21,833,000 and $19,275,000 for the six months ending July 4, 1998 and June 28, 1997, respectively.

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

Computer  Software Costs: In March 1998, the AICPA issued  Statement of Position
(SOP) 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP is effective for fiscal years beginning after December 15, 1998, with early adoption encouraged. The Company adopted the SOP during the second quarter of 1998. The SOP requires the capitalization of certain costs incurred with developing or obtaining software for internal-use. The adoption of SOP 98-1 did not have a material effect on the Company's results of operations.

Acquisition: In March 1998, the Company acquired Northern Magnetics, Inc. (Normag) of Santa Clarita, California in a transaction accounted for as a pooling. Because the financial results of operations for Normag for prior years are not material, the Company's financial statements for prior years have not been restated.

Reclassifications: The Company has reclassified the presentation of certain prior year information to be consistent with the presentation in the current year.

Note B  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                 July 4, 1998   June 28, 1997
                                                  ------------    -----------
Numerator Reconciliation:
   The numerator is the same for basic and diluted EPS:
         Net earnings (in thousands) ..........   $    23,125     $    19,650
                                                  ===========     ===========

Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares ..............    36,807,415      35,373,238
         Effect of dilutive securities:
               Stock options ..................     1,358,760       1,359,934
                                                  -----------     -----------
   The denominator for diluted EPS-adjusted
         weighted average shares ..............    38,166,175      36,733,172
                                                  ===========     ===========

Basic earnings per share ......................   $      0.63     $      0.56
                                                  ===========     ===========
Diluted earnings per share ....................   $      0.61     $      0.54
                                                  ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Baldor posted record sales and earnings for the 26th consecutive quarter, resulting in net earnings for the quarter totaling $11,544,000 or $0.30 per share. A quarterly increase of 7% in sales was leveraged into an increase in net earnings of 13% through productivity gains in eight of the twelve production facilities. Operating margins improved to record levels of 13.7% for the six month period in 1998 compared to 13.4% for the same period in 1997. Sales for the second quarter of 1998, which had two less selling days than 1997, were $152,083,000 and year-to-date sales were $306,292,000. Sales from international operations (foreign affiliates and exports), which comprised approximately 15% of consolidated sales for both the second quarter and six month period, increased 9% over the second quarter of 1997 and 24% over the same six month period in 1997. The increase from international operations included growth in Mexico and Europe, while sales in Australia were weaker.

Sales growth was broad-based with growth across several product lines, industries, and geographic regions. North American sales increased 7% for the quarter. Sales of motor products were up 7% and 10% compared to 1997 for the second quarter and six month period, respectively. Distributor and OEM sales experienced moderate growth and the mix remained stable. Drive sales increased 15% for the second quarter compared to 1997, while year-to-date drive sales increased 31% over 1997. In order to maximize the potential in the drives business, management will begin an initiative to evaluate the drives production to determine possible opportunities for increased productivity, profitability and greater value for our shareholders.

Selling and administrative expense for the first six months of 1998, as a percent of sales, was 16.6% down slightly from the same period in 1997. Profit margin increased to 7.6% in 1998 compared to 7.2% in 1997, coupled with a decrease in the effective tax rate of 38.0% from 38.5% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position continues to remain strong. The current ratio increased to 3.1 at July 4, 1998, compared to 2.8 at January 4, 1998. Working capital increased to $157.8 million at end of the second quarter, from $141.3 million at year end 1997. Cash and marketable securities were $14.7 million at the end of the second quarter compared to $21.5 million at January 4, 1998. The ratio of debt to total capitalization was 11.2% at July 4, 1998, compared to 10.3% at January 4, 1998.

YEAR 2000

The Company continues its previously announced implementation of a new, fully integrated company-wide information system that has been certified by the vendor to be Year 2000 compliant. The Company also has initiated discussions with its customers, suppliers and financial institutions to ensure that they have appropriate plans. Contingency plans will be developed as needed.

The Company's comprehensive Year 2000 initiative is being managed internally. The Company's activities are designed to attempt to ensure that there is no material adverse effect on operations and that transactions with customers, suppliers and financial institutions will not be interrupted. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material adverse to the Company's results of operation or financial position.

This Form 10-Q may contain statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and
Section 21 of the Securities Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ from those contemplated by such forward-looking statements.

PART II.    OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

During the second quarter of 1998, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the DM Plan). The exercise price paid by the District Manager equaled the fair market value on the date of grant. The total amount of shares granted under the DM Plan is less than 1% of the outstanding shares of Baldor common stock.

None of the transactions were registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 2, 1998 at which three proposals were voted on by the shareholders. Proposal I was the election of three Directors to the Company's Board of Directors for terms expiring in 2001. Proposal II was to amend the Company's Restated Articles of Incorporation, as Amended, as described in the Company's Proxy Statement dated March 27, 1998. Proposal III was to amend the Baldor Electric Company 1994 Incentive Stock Plan as contained in the Company's Proxy Statement dated March 27, 1998. The following is a list of the Board's slate of nominees (who were only nominees) each of whom were elected, and the results of shareholder voting on each proposal:

                          Votes                Votes                Votes
Proposal                   For                Against              Withheld
--------                   ---                -------              --------
Proposal I
   Fred C. Ballman      24,836,076                 N/A             1,182,171
   R.S. Boreham, Jr.    24,836,235                 N/A             1,182,012
   R.L. Qualls          24,835,962                 N/A             1,182,285

Proposal II             22,008,534           3,960,021                49,692

Proposal III            21,540,714           3,964,171               513,362

Messers Jefferson W. Asher, Jr., O. A. Baumann, John A. McFarland, Robert J. Messey, Robert L. Proost and Willis J. Wheat, are the remaining board members, each of whom is expected to serve out his respective term.

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibit Number                    Description

                3i Articles of Incorporation as amended at the Company's Annual Meeting on May 2, 1998-filed herewith.

               10 (iii)A.1             1994 Incentive Stock Plan as amended at
                                       the Company's Annual Meeting on May
                                       2, 1998.-filed herewith.

               10 (iii)A.2             1989 Stock Option Plan for Non-Employee
                                       Directors as amended at the Board of
                                       Directors Meeting August 10, 1998-
                                       filed herewith.

               10 (iii)A.3             1996 Stock Option Plan for Non-Employee
                                       Directors as amended at the Baord of
                                       Directors Meeting August 10, 1998-
                                       filed herewith.

               11 Computation of Earning per Common Share-Incorporated by reference to Note B of the Form 10-Q for July 4, 1998.

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


                                    BALDOR ELECTRIC COMPANY
                                        (Registrant)

  Date: August 17, 1998             By: /s/ Lloyd G. Davis
        ----------------            ----------------------
                                    Lloyd G. Davis - Executive Vice President-
                                    Finance, Chief Financial Officer, Secretary
                                    and Treasurer(on behalf of the Registrant
                                    and as  principal financial officer)