Form 10-Q
period 1998-10-03
BALDOR ELECTRIC CO
filed 1998-11-16
CIK 9342

11






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1998

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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At October 3, 1998, there were 37,017,682 shares of the registrant's common stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements


                     BALDOR ELECTRIC COMPANY AND AFFILIATES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                               ---------------------------      -------------------------
                                                   OCTOBER 3  SEPTEMBER 27        OCTOBER 3  SEPTEMBER 27
(In thousands, except share data)                       1998          1997             1998          1997
                                                ------------   -----------      -----------   -----------
Net sales                                      $     147,358  $    142,494     $    453,650  $    414,336
Other income (net)                                       482           401            1,309         1,384
                                                ------------   -----------      -----------   -----------
                                                     147,840       142,895          454,959       415,720
Cost and expenses: Cost of goods sold                102,808        99,511          316,396       289,436
                   Selling and administrative         24,269        23,928           75,020        69,375
                   Profit sharing                      2,406         2,219            7,138         6,566
                   Interest                              292           504            1,042         1,659
                                                ------------   -----------      -----------   -----------
                                                     129,775       126,162          399,596       367,036
                                                ------------   -----------      -----------   -----------
Earnings before income taxes                          18,065        16,733           55,363        48,684
Income taxes                                           6,873         6,442           21,047        18,742
                                                ------------   -----------      -----------   -----------
                   NET EARNINGS                $      11,192  $     10,291     $     34,316  $     29,942
                                                ============   ===========      ===========   ===========

Net earnings per share-diluted                         $0.29         $0.27            $0.90         $0.81
                                                ============   ===========      ===========   ===========
Net earnings per share-basic                           $0.30         $0.29            $0.93         $0.84
                                                ============   ===========      ===========   ===========
Weighted average shares outstanding-diluted       38,352,475    37,437,925       38,194,842    36,956,750
                                                ============   ===========      ===========   ===========
Weighted average shares outstanding-basic         37,224,591    35,875,787       36,946,473    35,540,755
                                                ============   ===========      ===========   ===========
Dividends paid per common share                        $0.10         $0.09            $0.30         $0.26
                                                ============   ===========      ===========   ===========



See notes to unaudited condensed consolidated financial statements.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                             OCTOBER 3               JANUARY 3
                                                                  1998                    1998
                                                       ----------------          --------------
ASSETS  (in thousands)
CURRENT ASSETS
  Cash and cash equivalents                           $           8,845         $         9,575
  Marketable securities                                           8,566                  11,900
  Receivables, less allowances
  of $4,100  and $3,300,  respectively.                          96,941                  88,740
  Inventories:  Finished products                                70,039                  71,616
                Work in process                                  13,472                  10,675
                Raw materials                                    43,377                  41,793
                                                        ----------------          --------------
                                                                126,888                 124,084
                LIFO valuation adjustment (deduction)           (27,536)                (27,543)
                                                        ----------------          --------------
                                                                 99,352                  96,541
  Other current and deferred tax assets                          23,989                  12,684
                                                       ----------------          --------------
  TOTAL CURRENT ASSETS                                          237,693                 219,440
OTHER ASSETS                                                     31,263                  32,352
NET PROPERTY, PLANT AND EQUIPMENT                               117,072                 104,097
                                                       ================          ==============
                                                      $         386,028         $       355,889
                                                       ================          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                     $          23,342         $        19,935
 Employee compensation                                            5,696                   5,684
 Profit sharing                                                   7,107                   8,858
 Anticipated warranty costs                                       5,500                   5,200
 Accrued insurance obligations                                   15,723                  13,836
 Other accrued expenses                                          19,069                  22,003
 Income Taxes                                                       199                   1,586
 Current portion of long-term obligations                         1,635                   1,070
                                                        ----------------          --------------
TOTAL CURRENT LIABILITIES                                        78,271                  78,172
LONG-TERM OBLIGATIONS                                            32,419                  27,929
DEFERRED INCOME TAXES                                            10,646                   6,354
SHAREHOLDERS' EQUITY
 Common stock                                                     3,836                   3,795
 Additional capital                                              30,991                  44,606
 Retained earnings                                              259,388                 233,637
 Cumulative translation adjustment                               (2,088)                   (617)
 Treasury stock , at cost                                       (27,435)                (37,987)
                                                         ----------------          --------------
 TOTAL SHAREHOLDERS' EQUITY                                     264,692                 243,434
                                                         ----------------          --------------
                                                      $         386,028         $       355,889
                                                         ================          ==============


See notes to unaudited condensed consolidated financial statements.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                      --------------------------------
                                                          OCTOBER 3       SEPTEMBER 27
                                                               1998               1997
                                                       -------------     --------------
(In thousands)
Operating activities:
     Net earnings                                     $      34,316      $      29,942
     Depreciation and amortization                           15,295             14,282
     Deferred income taxes                                    2,933                844
     Changes in operating assets and liabilities:
           Receivables                                       (7,727)           (12,696)
           Inventories                                       (2,159)             3,896
           Other current assets                              (8,818)             2,483
           Accounts payable                                   3,162              3,564
           Accrued expenses and other liabilities            (4,074)             7,176
           Income taxes                                      (1,057)            (1,139)
           Other , net                                         (252)            (3,774)
                                                        ------------       ------------
     Net cash provided from operating activities             31,619             44,578

Investing activities:
     Additions to property, plant and equipment             (26,737)           (16,960)
     Sales of available-for-sale securities                  15,362             15,051
     Purchases of available-for-sale securities             (12,029)           (11,469)
     Acquisitions                                               732             (7,597)
                                                        ------------       ------------
     Net cash used in investing activities                  (22,672)           (20,975)

Financing activities:
     Additional long-term borrowings                          6,270
     Reduction of long-term obligations                      (1,215)           (13,706)
     Unexpended debt proceeds                                  (415)              (269)
     Dividends paid                                         (11,158)            (9,343)
     Common stock repurchase                                 (5,938)
     Stock option plans                                       2,779              1,904
                                                        ------------       ------------
     Net cash used in financing  activities                  (9,677)           (21,414)
                                                        ------------       ------------

Net decrease in cash & cash equivalents                        (730)             2,189
Beginning cash and cash equivalents                           9,575              7,950
                                                        ------------       ------------
Ending cash and cash equivalents                      $       8,845      $      10,139
                                                        ============       ============


See notes to unaudited condensed consolidated financial statements.

BALDOR ELECTRIC COMPANY AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 3, 1998

Note A   Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 3, 1998. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended October 3, 1998, may not be indicative of the results that may be expected for the fiscal year ending January 2, 1999.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires companies to classify components of other comprehensive income by their nature in a financial statement and disclose the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. The Company's only "other comprehensive income" item is the cumulative translation adjustment. Net comprehensive income was approximately $11.2 million and $10.1 million for the third quarter of 1998 and 1997, and was approximately $33.4 million and $29.4 million for the nine months ending October 3, 1998 and September 27, 1997, respectively.

Segment Reporting: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement requires public companies to report financial and descriptive information about their reportable operating segments. The Company has only one reportable segment; therefore, management expects the adoption of this Statement to have no material effect.

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

Financial Derivatives: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement becomes effective for fiscal year 2000. The Company's use of derivatives is minimal, therefore management expects the adoption of this Statement to have no material effect.

Acquisition: In March 1998, the Company acquired Northern Magnetics, Inc. (Normag) of Santa Clarita, California in a transaction accounted for as a pooling. Because the financial results of operations for Normag for prior years are not material, the Company's financial statements for prior years have not been restated.


Note B  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                            October 3, 1998  September 27, 1997
                                            ---------------  ------------------
Numerator Reconciliation:
   The numerator is the same for basic
     and diluted EPS:
         Net earnings (in thousands)               $ 34,316            $ 29,942
                                                   ========            ========

Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                 36,946,473          35,540,755
         Effect of dilutive securities:
               Stock options                      1,248,369           1,415,994
                                                  ---------           ---------
   The denominator for diluted EPS-adjusted
         weighted average shares                 38,194,842          36,956,749
                                                 ==========          ==========

Basic earnings per share                             $ 0.93              $ 0.84
                                                     ======              ======
Diluted earnings per share                           $ 0.90              $ 0.81
                                                     ======              ======

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Baldor posted record sales and earnings for the 27th consecutive quarter, resulting in net earnings for the quarter totaling $11.2 million or $0.29 per share-diluted. An increase of 3% in sales, over the third quarter of 1997, was leveraged into an 9% increase in net earnings. Operating margins improved to a record 14% reflecting our ongoing efforts to improve productivity and reduce operating costs. Sales for the third quarter of 1998 were $147.4 million and year-to-date sales were $453.7 million. Sales from international operations (foreign affiliates and exports) comprised approximately 14% of consolidated sales for the third quarter and 15% for the nine month period. International sales for the third quarter decreased 8% compared to 1997, due to softened conditions in Australia and the Far East, while nine month sales increased 12% over the same period in 1997. The year-to-date increase from international operations included growth in Mexico and Europe.

Sales growth was broad-based with growth across several product lines, industries, and geographic regions. North American sales increased 5% for the quarter. Sales of motor products were up 5% and 8% compared to 1997 for the third quarter and nine month period, respectively. Distributor and OEM sales both grew and the mix remained stable. Drive sales decreased 4% for the third quarter compared to 1997, while year-to-date drive sales increased 17% over 1997. During the third quarter, the Company consolidated two smaller plants in Fort Smith and relocated our drives manufacturing from Seattle. The three facilities have been combined into one manufacturing plant in Fort Smith designed to increase productivity, reduce operating costs and improve customer service in our drives business.

Selling and administrative expense for the first nine months of 1998, as a percent of sales, was 16.5% down slightly from the same period in 1997. Profit margin increased to 7.6% in 1998 compared to 7.2% in 1997, coupled with a decrease in the effective tax rate of 38.0% from 38.5% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remains strong. The current ratio was 3.0 at October 3, 1998, compared to 2.8 at January 4, 1998. Working capital increased to $159.4 million at end of the third quarter, from $141.3 million at year end 1997. The increase in working capital is after the effects of stock repurchases during the third quarter of 1998 totaling $5.9 million. Subsequent to October 3, 1998, the Company borrowed $25 million on a long-term basis to fund additional stock repurchases. Also, shareholders received approximately $11.2 million in dividends for the nine month period in 1998. Cash and marketable securities were $17.4 million at the end of the third quarter compared to $21.5 million at January 4, 1998. The ratio of debt to total capitalization was 10.9% at October 4, 1998, compared to 10.3% at January 4, 1998.

YEAR 2000

The Company's comprehensive Year 2000 initiative is being managed internally. The Company's activities ensure that there is no material adverse effect on operations and that transactions with customers, vendors and financial institutions will be operational in the year 2000. A new Company-wide information system that is certified by the vendor to be Year 2000 compliant was purchased in 1996. This fully integrated information reporting system was purchased to improve visibility and reaction time to customer orders, reduce lead times, support international operations, improve productivity and better manage inventory. The Company is adhering to its implementation schedule with 75% completion as of the third quarter, with the remaining scheduled for completion early 1999.

The only product that the Company presently produces that utilizes a real-time clock and a date stamp is the "SmartMotor". This date stamp is used only for run time and fault logging. It is not used in any control function and in this capacity will function in the year 2000.

The Company has evaluated other potential areas, such as vendor compliance, shop floor technology, and other infrastructure such as phone and alarm systems.
These non-information systems are expected to function properly in the year 2000. The cost of addressing these systems for the year 2000 is not expected to be material.

Recently, a review of vendors was completed with written verification of their compliance status. Based on the certifications received, the Year 2000 problem is not expected to have a material adverse effect on business operations with our vendors. The Company's financial institutions have provided reasonable assurance, they are Year 2000 operational. While we can not guarantee the performance of outside parties, we will establish contingency plans, when needed, in an attempt to minimize disruptions.


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

PART II.    OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

During the third quarter of 1998, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the DM Plan). The exercise price paid by the District Manager equaled the fair market value on the date of grant. The total amount of shares granted under the DM Plan is less than 1% of the outstanding shares of Baldor common stock.

None of the transactions were registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 5. Other Information

Under Section 7 of Article III of the Company's Bylaws, any shareholder proposal submitted with respect to Baldor's 1999 Annual Meeting of Stockholders, outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered timely if notice is received by the Company from January 31, 1999 to March 2, 1999.

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibit Number         Description

             3ii Amendment to the Company's Bylaws as approved at the Board of Directors meeting November 1998-filed herewith.

              11 Computation of Earning per Common Share-Incorporated by reference to Note B of the Form 10-Q for October 3, 1998.

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

                                BALDOR ELECTRIC COMPANY
                                     (Registrant)

  Date: November 13, 1998       By: /s/ Lloyd G. Davis
        -----------------       ----------------------
                                Lloyd G. Davis - Executive Vice President-
                                Finance, Chief Financial Officer, Secretary and
                                Treasurer(on behalf of the Registrant and
                                as principal financial officer)