Form 10-K
period 1999-01-02
BALDOR ELECTRIC CO
filed 1999-03-26
CIK 9342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended:                      Commission File Number:
         January 2, 1999                                     1-7284

                    B A L D O R  E L E C T R I C  C O M P A N Y
             (Exact name of registrant as specified in its charter)

           Missouri                                        43-0168840
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

 5711 R. S. Boreham, Jr St, Fort Smith, Arkansas  72908       (501) 646-4711
(Address of principal executive offices)        (Zip Code)   (Telephone Number)

   Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
    Title of Each Class                                which registered
Common Stock, $0.10 Par Value                      New York Stock Exchange
Common Stock Purchase Rights                       New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price on February 27, 1999, was $ 505,116,323.

At February 27, 1999, there were 36,222,522 shares of the registrant's common stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended January 2, 1999 (the "Annual Report to Shareholders for 1998"), are incorporated by reference into Part I and Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 1999 (the "1999 Proxy Statement"), are incorporated by reference into Parts I and III.

PART I

Item 1.    Business
Baldor Electric Company ("Baldor" or the "Company") was incorporated in Missouri in 1920. The Company operates in one industry segment which includes the design, manufacture, and sale of electric motors and drives. In addition to electric motors and drives, products include speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts. Baldor has made several small acquisitions; however, the majority of its growth has come internally through broadening its markets and product lines.

Products
Sales of industrial electric motors represented approximately 76% of the Company's net sales in 1998, 1997 and 1996. The AC motor product and controls line presently ranges in size from 1/50 up to 1000 horsepower. The DC motor product line presently ranges from 1/50 through 700 horsepower.

The Company also sells industrial control products, which include servo products, DC controls, position controls, and inverter and vector drives. The Company's line of adjustable speed controls ranges from 1/50 to 800 horsepower. With these products, the Company provides its customers the ability to purchase a "Drive" which Baldor defines as an industrial motor and an electronic control, from one manufacturer. Sales of drives were approximately 23% of total 1998 and 1997 sales, and 22% of total 1996 sales.

Baldor's motors and drives are designed, manufactured, and marketed for general purpose uses ("stock products") and for individual customer requirements and specifications ("custom products"). Stock product sales represented approximately 63% of sales for 1998, 1997 and 1996. Most stock product sales are to customers who place their orders for immediate shipment from current inventory. Custom products generally are shipped within three weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.

Sales and Marketing
The products of the Company are marketed throughout the United States and in more than 60 foreign countries. The company's field sales organization, comprised of independent manufacturer's representatives and company sales offices, consists of more than 51 groups, including 37 in the United States. The remainder of the Company's representatives are located in various parts of the world, including Canada, Europe, Latin America, Australia, and the Far East.

Custom products and stock products are sold to original equipment manufacturers ("OEMs") . Stock products are also sold to independent distributors for resale, often as replacement components in industrial machinery which is being modernized or upgraded for improved performance.

No single customer accounted for more than 4% of sales, therefore the Company does not believe that the loss of any single customer would have a material effect on its total business.

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

Research and Engineering
The Company's design and development of electric motors and drives includes both the development of products which extend the product lines and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to $25,300,000 in 1998, $22,900,000 in 1997, and $19,900,000 in 1996.

Environment
Compliance with laws relating to the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have such an effect.

Employees
As of January 2, 1999, the Company had 3,865 employees.

Executive Officers of the Registrant
Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations
For each of the three fiscal years in the period ended January 2, 1999, export and international sales revenues have increased and represented approximately 15% of consolidated sales. See also Note H on page 24 of the Annual Report to Shareholders for 1998, incorporated by reference.

The Company's products are distributed in more than 60 foreign countries, principally in Canada, Europe, Australia, the Far East, and Latin America. The Company's international operations include the Baldor Europe group of companies which was acquired in 1983. Baldor Europe has sales offices in Switzerland, Germany, Italy, and the United Kingdom. Baldor Europe also has development and manufacturing operations in Germany. In April 1997, the Company acquired the UK-based Optimised Control Ltd to create Baldor England. Baldor England has sales offices and two development and manufacturing facilities. The Company also owns majority interests in Baldor Electric (Far East) Pte. Ltd., located in Singapore, and Australian Baldor Pty. Limited which has locations in Sydney and Melbourne. The Company wholly owns Baldor de Mexico, S.A. de C.V., located in Leon, Mexico.

The Company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a significant adverse effect on the Company's business.

Item 2.  Properties
The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The Company also has other properties for possible future expansion. The following table sets forth certain information with respect to the Company's properties.

                                                                      AREA
LOCATION                PRIMARY USE                                (SQ.  FT.)
--------                -----------                                 ---------

Fort Smith, AR          AC motor production                          298,150
                        Distribution and service center              208,000
                        Administration and engineering offices        70,950
                        Aluminum die casting                          76,400
                        Drives production center                      98,500

St. Louis County, MO    Metal stamping and engineering toolroom      133,850
                        DC and miscellaneous motor production         55,600

Columbus, MS            AC motor production                          191,000

Westville, OK           AC and DC motor production                   207,900

Fort Mill, SC           DC motor, AC motor                           108,000
                        and tachometer production

Clarksville, AR         Subfractional motor, gear motor,             167,000
                        and worm-gear speed reducer production

Ozark, AR               AC motor production                           84,050

Four other              Metal stamping and motor, drives,
domestic locations      and servomotor production                     85,900

Ten foreign             Sales and distribution centers
locations               and servodrive production                     84,200
                                                                   ---------
                                                                   1,869,500
                                                                   =========

Certain properties listed above (430,400 sq. ft. in the aggregate) are leased, principally pursuant to Industrial Revenue Bond agreements, and where material, are accounted for as capitalized lease obligations. Certain lease agreements contain purchase options at varying prices and/or renewal options at reduced rentals for extended additional periods.

Item 3.  Legal Proceedings
The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.


PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters Information under the captions "Dividends paid", "Common stock price range", and "Shareholders" on page 29 of the Annual Report to Shareholders for 1998 is incorporated herein by reference.

During the forth quarter of 1998, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the DM Plan). The exercise price paid by the District Manager equaled the fair market value on the date of grant. The total amount of shares granted under the DM Plan is less than 1% of the outstanding shares of Baldor common stock.

None of the transactions were registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 6.  Selected Financial Data
Information under the caption "Eleven-Year Summary of Financial Data" only for years 1994 through 1998 for net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets on page 14 of the Annual Report to Shareholders for 1998 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
"Management's  Discussion and Analysis of Financial Condition and
Results of Operations" on pages 16 and 17 of the Annual Report to Shareholders for 1998, is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative  Disclosure about Market Risk
Information under the caption "Market Risk" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 17 of the Annual Report to Shareholders for 1998, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
The consolidated financial statements of the Company on pages 18 through 26, the "Report of Ernst & Young LLP, Independent Auditors," on page 26, and the "Summary of Quarterly Results of Operations (Unaudited)" on page 19 of the Annual Report to Shareholders for 1998, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III

 Item 10.  Directors and Executive Officers of the Registrant
Information contained in the 1999 Proxy Statement under the caption "Proposal 1 -- Election of Directors -- Information Regarding the Nominees for Directors to be Elected in 1999 for Terms Ending in 2002" and under the caption "-- Information the Directors who are Not Nominees for Election and Whose Terms
Continue Beyond 1999 or Expire during 1999," is incorporated herein by reference.

The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

                                                                      Served as
                                                                        Officer
Name                      Age    Position                                 Since
----                      ---    --------                                 -----
R. S. Boreham, Jr.        74     Chairman of the Board                     1961

R. L. Qualls              65     Vice Chairman                             1986

John A. McFarland         47     President                                 1990

Charles H. Cramer         54     Vice President-Personnel                  1984

Lloyd G. Davis            51     Chief Financial Officer,                  1992
                                 Executive Vice President - Finance,
                                 Secretary, and Treasurer

Gene J. Hagedorn          51     Vice President - Materials                1994

James R. Kimzey           60     Executive Vice President -                1984
                                 Research and Engineering

Randy L. Colip            39     Vice President - Sales                    1997

Jerry D. Peerbolte        42     Vice President - Marketing                1990

Randal G. Waltman         49     Vice President - Engineering              1997
                                 and Motor Operations

Ronald E. Tucker          41     Controller                                1997

John L. Peeples, III      46     Vice President-International              1998

Eddie L. Holderfield      59     Vice President-Fort Smith                 1999
                                 Motor Manufacturing


Each of the executive officers, has served as an officer or in a management capacity with the Company for the last five years. There are no family relationships among the directors or executive officers.

Item 11.  Executive Compensation
Information contained in the 1999 Proxy Statement under the caption "Information About the Board of Directors and Committees of the Board -- Director Compensation" and information under the caption "Executive Compensation" and all sub-captions thereof, except for the information contained in sub-captions "Report of the Executive and Stock Option Committees" and "Performance Graph" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
Information   contained  under  the  caption  "Security   Ownership  of  Certain
Beneficial Owners and Management" of the 1999 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
Information about Mr. Richard E. Jaudes under the caption "Proposal 1 -- Election of Directors -- Information Regarding the Nominees for Directors to be Elected in 1999 for Terms Ending in 2002" and information about Mr. Robert L. Proost under the caption "-- Information the Directors who are Not Nominees for Election and Whose Terms Continue Beyond 1999 or Expire during 1999," is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this Report at page 13 hereof.

    (3)   Listing of Exhibits

          Exhibit 3(i) - The Restated Articles of Incorporation (as amended) of Baldor Electric Company, incorporated herein by reference as
          Exhibit 3(i) to Form 10-Q for the quarter ended July 4, 1998.

          Exhibit 3(ii) - Bylaws of Baldor Electric Company (as amended) incorporated herein by reference as Exhibit 3(ii) to Form 10-Q for the quarter ended October 3, 1998.

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

          Exhibit (10) - Exhibits 10(iii)(A)(1) through 10(iii)(A)(6) were previously submitted as exhibits and are incorporated herein by reference:

          o 10(iii)(A)(1) 1982 Incentive Stock Option Plan (originally filed as Exhibit 10.8 to Form 10-K for year ended December 31, 1981, filed as Exhibit 10.1 to Form10-K for the year ended December 28,
               1991).

          o    10(iii)(A)(2)  Officers  Compensation  Plan (originally  filed as
               Exhibit 10.6 to Form 10-K for year ended December 31, 1988, and filed as Exhibit 10(iii)(A)(2) to Form 10-K for the year ended December 31, 1994).

          o 10(iii)(A)(3) 1987 Incentive Stock Plan (originally filed as Appendix A to Registrant's Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to Form 10-K for the year ended December 31, 1994.

          o 10(iii)(A)(4) 1989 Stock Option Plan for Non-Employee Directors (as amended) incorporated herein by reference to Exhibit 10 (iii)
               A.2 to Form 10-Q for quarter ended July 4,1998.

          o 10(iii)(A)(5) 1994 Incentive Stock Option Plan as (amended) incorporated herein by reference as Exhibit 10(iii)A.1 to Form 10-Q for the quarter ended July 4, 1998.

          o    10(iii)(A)(6)  1996 Stock Option Plan for Non-Employee  Directors
               (as  amended)  incorporated  herein  by  reference  as  Exhibit A
               (iii)A.3 to Form 10-Q for the quarter ended July 4, 1998).

          For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the exhibits listed above under Exhibit 10.

          Exhibit (11) - Incorporated by reference in Note J of the Annual Report to Shareholders for 1998 filed as Exhibit (13).

          Exhibit (13) - Portions of the Annual Report to Shareholders for 1998.
               The Annual Report is being filed as an exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the Annual Report not specifically incorporated are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.

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


                                   BALDOR ELECTRIC COMPANY
                                        (Registrant)



                                     By   /s/ R. S. Boreham, Jr.
                                     ---------------------------
                                            Chairman
                                     (Principal Executive Officer)





Date:  March 26, 1999



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

Signature                      Title                                Date
---------                      -----                                ----

/s/ R. S. Boreham, Jr.         Chairman and Director            March 26, 1999
----------------------
R. S. Boreham, Jr.             (Principal Executive Officer)

/s/ R. L. Qualls               Vice Chairman and Director       March 26, 1999
----------------
R. L. Qualls

/s/ John A. McFarland          President and Director           March 26, 1999
---------------------
John A. McFarland

/s/ Lloyd G. Davis             Chief Financial Officer,         March 26, 1999
------------------
Lloyd G. Davis                 Executive Vice President -
                               Finance, Secretary, and
                               Treasurer (Principal Financial
                               and Accounting Officer)

/s/ Jefferson W. Asher, Jr.    Director                         March 26, 1999
---------------------------
Jefferson W. Asher, Jr.

/s/ Fred C. Ballman            Director                         March 26, 1999
-------------------
Fred C. Ballman

/s/ O. A. Baumann              Director                         March 26, 1999
O. A. Baumann

/s/ Robert J. Messey           Director                         March 26, 1999
--------------------
Robert J. Messey

/s/ Robert L. Proost           Director                         March 26, 1999
--------------------
Robert L. Proost
/s/ Willis J. Wheat            Director                         March 26, 1999
-------------------
Willis J. Wheat

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) and (2), (c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                           YEAR ENDED JANUARY 2, 1999

                             BALDOR ELECTRIC COMPANY

                              FORT SMITH, ARKANSAS

                        FORM 10-K, ITEM 14(a)(1) and (2)
          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                     BALDOR ELECTRIC COMPANY AND AFFILIATES




The following consolidated financial statements of Baldor Electric Company and Affiliates, included in the Annual Report to Shareholders for 1998, are incorporated by reference in Item 8:

        o   Consolidated Balance Sheets
                  - January 2, 1999 and January 3, 1998

        o   Consolidated Statements of Earnings
                  - for the three years in the period ended January 2, 1999

        o   Consolidated Statements of Cash Flows
                  - for the three years in the period ended January 2, 1999

        o   Consolidated Statements of Shareholders' Equity
                  - for the three years in the period ended January 2, 1999

        o   Notes to Consolidated Financial Statements


The following consolidated financial statement schedule of Baldor Electric Company and Affiliates is included in Item 14(d):


        o   Schedule II                   Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

Column A       Column B               Column C           Column D    Column E
--------       --------               --------           --------    --------

                                     Additions
                            ---------------------------
                             Charged to    Charged to
               Balance at      Costs        Other                      Balance
               Beginning        and        Accounts      Additions   at End of
Description    of Period      Expenses     Describe      Describe      Period
-----------    ---------      --------     --------      --------      ------
                                 (In thousands)

Deducted from current assets:
    Allowance for doubtful accounts

  1998           $3,525       $ 511         $206(A)       $520(C)      $4,350
  1997            3,200         509          184(A)                     3,525
  1996            2,800         695          295(A)                     3,200


Included in current liabilities:
    Anticipated warranty costs

  1998           $5,200       $ 725(B)                                 $5,925
  1997            4,500         700(B)                                  5,200
  1996            4,100         400(B)                                  4,500


(A) Net uncollectible accounts written off during year.

(B) Additions to reserve for anticipated warranty costs, net of expenses incurred.

(C) Additions to reserve for acquisition, net of expenses incurred.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES

                                INDEX OF EXHIBITS



  EXHIBIT
  NUMBER                 DESCRIPTION
  ----------             ---------------------


      11 Computation of Earnings Per Common Share - Incorporated by reference in Note J of the Annual Report to Shareholders for 1998 in Exhibit (13)

      13 Portions of the Annual Report to Shareholders for 1998-filed herewith

      21         Affiliates of the Registrant - filed herewith

      23         Consent of Independent Auditors - filed herewith

      24         Powers of Attorney - Included on signature pages 11 and 12

      27         Financial Data Schedules - filed herewith