Form 10-Q
period 1999-04-03
BALDOR ELECTRIC CO
filed 1999-05-07
CIK 9342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-7284

                             BALDOR ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

              Missouri                                  43-0168840
     (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                     Identification No.)


            5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas 72908
               (Address of principal executive offices) (Zip Code)


                                 (501) 646-4711
              (Registrant's Telephone Number, including Area Code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 3, 1999, there were 36,178,916 shares of the registrant's common stock outstanding.

                                      Index

                     Baldor Electric Company and Affiliates

Part 1.   Financial Information

   Item 1.  Financial  Statements (Unaudited)

            Condensed consolidated statements of earnings-Three months ended April 3, 1999 and April 4, 1998

            Condensed consolidated balance sheets-April 3, 1999 and January 2, 1999

            Condensed consolidated statements of cash flow-Three months ended April 3, 1999 and April 4, 1998

            Notes to condensed consolidated financial statements-April 3, 1999

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part 2.  Other Information

   Item 2.  Recent Sales of Unregistered Securities

   Item 6.  Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements


                     Baldor Electric Company and Affiliates
            Condensed Consolidated Statement of Earnings (Unaudited)


                                                      Three Months Ended
                                              ----------------------------------
                                                    April 3             April 4
(In thousands, except share data)                      1999                1998
                                               -------------      --------------
Net sales                                    $      142,133     $       154,209
Other income (net)                                      524                 503
                                               -------------      --------------
                                                    142,657             154,712
Cost and expenses:
   Cost of goods sold                                98,494             107,626
   Selling and administrative                        23,850              25,526
   Profit sharing                                     2,321               2,507
   Interest                                             684                 375
                                               -------------      --------------
                                                    125,349             136,034
                                               -------------      --------------
Earnings before income taxes                         17,308              18,678
Income taxes                                          6,577               7,098
                                               -------------      --------------
   NET EARNINGS                              $       10,731     $        11,580
                                               =============      ==============

Net earnings per share-diluted                        $0.29               $0.31
                                               =============      ==============
Net earnings per share-basic                          $0.30               $0.32
                                               =============      ==============
Weighted average shares outstanding-diluted      37,146,814          37,810,122
                                               =============      ==============
Weighted average shares outstanding-basic        36,373,226          36,427,538
                                               =============      ==============
Dividends paid per common share                       $0.11               $0.10
                                               =============      ==============






See notes to unaudited condensed consolidated financial statements.

                     Baldor Electric Company and Affiliates
                      Condensed Consolidated Balance Sheets


                                                  April 3           January 2
                                                     1999                1999
                                               -----------         -----------
ASSETS (in thousands)
CURRENT ASSETS
  Cash and cash equivalents                  $     18,676        $     24,793
  Marketable securities                            13,415              13,996
  Receivables, less allowance of $4,350            92,999              90,045
  Inventories:
     Finished products                             73,572              74,561
     Work in process                               12,513              12,939
     Raw materials                                 44,835              42,477
                                               -----------         -----------
                                                  130,920             129,977
     LIFO valuation adjustment (deduction)        (25,926)            (26,170)
                                               -----------         -----------
                                                  104,994             103,807
  Other current and deferred tax assets            18,746              23,847
                                               -----------         -----------
  TOTAL CURRENT ASSETS                            248,830             256,488
OTHER ASSETS                                       33,433              32,301
NET PROPERTY, PLANT AND EQUIPMENT                 122,640             123,137
                                               ===========         ===========
                                             $    404,903        $    411,926
                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                           $     20,478        $     18,900
  Employee compensation                             7,354               5,620
  Profit sharing                                    2,293               9,420
  Anticipated warranty costs                        5,925               5,925
  Accrued insurance obligations                    14,864              15,960
  Other accrued expenses                           17,188              20,052
  Income Taxes                                      8,603               3,505
  Current portion of long-term obligations            910                 980
                                               -----------         -----------
  TOTAL CURRENT LIABILITIES                        77,615              80,362
LONG-TERM OBLIGATIONS                              57,098              57,015
DEFERRED INCOME TAXES                              10,531              10,257
SHAREHOLDERS' EQUITY
  Common stock                                      3,854               3,841
  Additional capital                               32,925              31,495
  Retained earnings                               271,294             264,545
  Accumulated other comprehensive income             (963)               (428)
  Treasury stock , at cost                        (47,451)            (35,161)
                                               -----------         -----------
  TOTAL SHAREHOLDERS' EQUITY                      259,659             264,292
                                               -----------         -----------
                                             $    404,903        $    411,926
                                               ===========         ===========


See notes to unaudited condensed consolidated financial statements.

                     Baldor Electric Company and Affiliates
                 Condensed Consolidated Statements of Cash Flow

                                                         Three Months Ended
                                                     --------------------------
                                                       April 3        April 4
                                                          1999           1998
                                                      ---------        -------
(In thousands)
Operating activities:
      Net earnings                                   $  10,731       $ 11,580
      Depreciation and amortization                      5,178          5,570
      Deferred income taxes                                               823
      Changes in operating assets and liabilities:
           Receivables                                  (2,954)        (8,197)
           Inventories                                  (1,187)        (1,671)
           Other current assets                          5,101              9
           Accounts payable                              1,578          1,776
           Accrued expenses                             (9,353)        (5,436)
           Income taxes                                  5,098          1,847
           Other, net                                   (3,436)        (1,535)
                                                      ---------       --------
      Net cash from operating activities                10,756          4,766

Investing activities:
      Additions to property, plant and equipment        (2,568)        (4,340)
      Marketable securities purchased                   (5,709)        (6,344)
      Marketable securities sold                         6,290          7,023
      Cash acquired in acquisition                                        732
                                                      ---------       --------
      Net cash used in investing activities             (1,987)        (2,929)

Financing activities:
      Reduction of long-term obligations                    13
      Unexpended debt proceeds                             (71)           (97)
      Dividends paid                                    (3,981)        (3,707)
      Stock repurchases                                (11,531)
      Stock option plans                                   684          1,375
                                                      ---------       --------
      Net cash used in financing  activities           (14,886)        (2,429)
                                                      ---------       --------

Net decrease in cash & cash equivalents                 (6,117)          (592)
Beginning cash and cash equivalents                     24,793          9,575
                                                      ---------       --------
Ending cash and cash equivalents                     $  18,676       $  8,983
                                                      =========       ========


See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
April 3, 1999

Note A   Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 2, 1999. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 3, 1999, may not be indicative of the results that may be expected for the fiscal year ending January 1, 2000.

Comprehensive Income: Total comprehensive income was approximately $10.4 million and $9.5 million for the first quarter of 1999 and 1998. Cumulative translation adjustments are the only significant items included in other comprehensive income.

Segment Reporting: The Company has only one reportable segment; therefore, the consolidated financial statements reflect segment information.

Computer Software Costs: In 1998, the AICPA issued Statement of Position (SOP) 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The Company adopted the SOP during the second quarter of 1998. The adoption of SOP 98-1 did not have a material effect on the Company's results of operations.

Financial Derivatives: In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement becomes effective for fiscal year 2000. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. The Company's use of derivatives is minimal, and management continues to study the effects of adopting the standard and currently believes the adoption will not have a material effect.

Note B  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

(In thousands, except per share data)         April 3, 1999   April 4, 1998
                                              -------------   -------------
Numerator Reconciliation:
         Net earnings                              $ 10,731        $ 11,580
                                                   ========        ========
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                 36,373,226      36,427,538
         Effect of dilutive securities:
               Stock options                        773,588       1,382,584
                                                    -------       ---------
   The denominator for diluted EPS-adjusted
         weighted average shares                 37,146,814      37,810,122
                                                 ==========      ==========

Basic earnings per share                             $ 0.30          $ 0.32
                                                     ======          ======
Diluted earnings per share                           $ 0.29          $ 0.31
                                                     ======          ======


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the 1st quarter of 1999 decreased 7.8% compared to the same period in 1998, due to a decrease in volume. Sales increased 4.7% over the 4th quarter of 1998. Gross margin improved to 30.7% for the 1st quarter of 1999 compared to 30.2% for same period in 1998. The operating margin for 1999 was 13.9% compared to 13.7% for the 1st quarter in 1998. This was the best operating margin since 1981.

First quarter 1999 net earnings of $10,731,000 were down 7.3% over 1998 net earnings of $11,580,000. Pre-tax margins were 12.2% for the first quarter compared to 12.1% for the same period last year. The mix between Distributor and OEM sales remained constant at 49% and 51% of consolidated sales. Motor products were 78.5% of consolidated sales in 1999 compared to 75.1% in 1998.

Sales from foreign affiliates were 14.5% of consolidated sales for the 1st quarter of 1999 compared to 15.7% of sales for the same period in 1998. The Far East returned to profitability by doubling sales in the 1st quarter of 1999.

Liquidity and Capital Resources

Baldor's financial position remains solid with cash and marketable securities at $32.1 million compared to a balance of $38.8 million at the end of 1998. The current ratio remained strong at 3.2 and the debt-to-capitalization ratio was 18.0% compared to 17.7% at the end of 1998. Baldor has announced a 10% dividend increase and has repurchased 1,250,000 shares since our stock repurchase program was authorized in September 1998.

Year 2000

The Company's comprehensive Year 2000 initiative is being managed internally. The Company's goal is to ensure that there is no material adverse effect on operations and that transactions with customers, vendors and financial institutions will be operational in the year 2000. A new Company-wide information system that is certified by the vendor to be Year 2000 compliant was purchased in 1996. This fully integrated information reporting system was purchased to improve visibility and reaction time to customer orders, reduce lead times, support international operations, improve productivity and better manage inventory. The Company is adhering to its implementation schedule with 90% completion as of the first quarter of 1999, with the remaining scheduled for completion in mid 1999.

The only product that the Company presently produces that utilizes a real-time clock and a date stamp is the Baldor "SmartMotor". This date stamp is used only for run time and fault logging. It is not used in any control function and in this capacity will function in the year 2000.

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

Based upon the procedures described and results achieved, the Company does not anticipate a materially adverse affect from the Year 2000. We will continue to monitor our vendors, customers and financial institutions for any adverse reactions to their Year 2000 compliance. If the situation arises, we will establish contingency plans to address complications.


This Form 10-Q may contain statements which may constitute "forward-looking statements". Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors, possibly including changes in economic conditions, competition, fluctuations in raw materials, and other unanticipated events and conditions. These statements are only as of the date of this Form 10-Q.

Item 3.  Market Risk

There have been no material changes in market risk or market risk factors since the 1998 Annual Report to Shareholders.

PART II.    OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

During the first quarter of 1999, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the DM Plan). The exercise price paid by the District Manager equaled the fair market value on the date of grant. The total amount of shares granted under the DM Plan is less than 1% of the outstanding shares of Baldor common stock.

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

                                          BALDOR ELECTRIC COMPANY
                                               (Registrant)

  Date: May 6, 1999                         By: /s/ Lloyd G. Davis
        -----------                        ----------------------
                                    Lloyd G. Davis - Executive Vice President-
                               Finance, Chief Financial Officer, Secretary and
                                   Treasurer(on behalf of the Registrant and
                                         as principal financial officer)