Form 10-Q
period 1999-07-03
BALDOR ELECTRIC CO
filed 1999-08-17
CIK 9342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At July 3, 1999, there were 38,563,486 shares of the registrant's common stock outstanding.

                                      Index

                     Baldor Electric Company and Affiliates

Part 1.   Financial Information

  Item 1.   Financial  Statements (Unaudited)

     Condensed consolidated statements of earnings-Three months and six months ended July 3, 1999 and July 4, 1998

     Condensed consolidated balance sheets-July 3, 1999 and January 2, 1999

     Condensed consolidated statements of cash flow-Six months ended July 3, 1999 and July 4, 1998

     Notes to condensed consolidated financial statements-July 3, 1999

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Part 2.    Other Information

 Item 2.    Recent Sales of Unregistered Securities

 Item 4.    Submission of Matters to a Vote of Security Holders

 Item 6.    Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements


                     BALDOR ELECTRIC COMPANY AND AFFILIATES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            -------------------------        ------------------------
                                                                July 3         July 4            July 3        July 4
(In thousands, except share data)                                 1999           1998              1999          1998
                                                            -----------    -----------       -----------   -----------
Net sales                                                 $    152,130    $   152,083       $   294,263   $   306,292
Other income (net)                                                 350            323               874           827
                                                            -----------    -----------       -----------   -----------
                                                               152,480        152,406           295,137       307,119
Cost and expenses:       Cost of goods sold                    105,794        105,961           204,288       213,588
                         Selling and administrative             25,584         25,225            49,435        50,750
                         Profit sharing                          2,492          2,225             4,813         4,732
                         Interest                                  826            375             1,509           750
                                                            -----------    -----------       -----------   -----------
                                                               134,696        133,786           260,045       269,820
                                                            -----------    -----------       -----------   -----------
Earnings before income taxes                                    17,784         18,620            35,092        37,299
Income taxes                                                     6,754          7,076            13,331        14,174
                                                            -----------    -----------       -----------   -----------
                         NET EARNINGS                     $     11,030    $    11,544       $    21,761   $    23,125
                                                            ===========    ===========       ===========   ===========

Net earnings per share-diluted                                   $0.30          $0.30             $0.59         $0.61
                                                            ===========    ===========       ===========   ===========
Net earnings per share-basic                                     $0.30          $0.31             $0.60         $0.63
                                                            ===========    ===========       ===========   ===========
Weighted average shares outstanding-diluted                 36,952,028     38,582,552        37,042,383    38,166,175
                                                            ===========    ===========       ===========   ===========
Weighted average shares outstanding-basic                   36,170,533     37,187,294        36,271,880    36,807,415
                                                            ===========    ===========       ===========   ===========
Dividends paid per common share                                  $0.11          $0.10             $0.22         $0.20
                                                            ===========    ===========       ===========   ===========





See notes to unaudited condensed consolidated financial statements.

                     Baldor Electric Company and Affiliates
                      Condensed Consolidated Balance Sheets


                                                                          July 3        January 2
                                                                            1999             1999
                                                                        --------        ---------
ASSETS  (in thousands)
CURRENT ASSETS
             Cash and cash equivalents                                 $  13,856        $  24,793
             Marketable securities                                        18,676           13,996
             Receivables, less allowance of $4,350                       101,582           90,045
             Inventories:     Finished products                           72,444           74,561
                              Work in process                              9,641           12,939
                              Raw materials                               44,970           42,477
                                                                        ---------        ---------
                                                                         127,055          129,977
                              LIFO valuation adjustment (deduction)      (25,826)         (26,170)
                                                                        ---------        ---------
                                                                         101,229          103,807
             Other current and deferred tax assets                        18,195           23,847
                                                                        ---------        ---------
             TOTAL CURRENT ASSETS                                        253,538          256,488
OTHER ASSETS                                                              32,902           32,301
NET PROPERTY, PLANT AND EQUIPMENT                                        122,766          123,137
                                                                        =========        =========
                                                                       $ 409,206        $ 411,926
                                                                        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
             Accounts payable                                          $  22,970        $  18,900
             Employee compensation                                         5,764            5,620
             Profit sharing                                                4,785            9,420
             Anticipated warranty costs                                    6,070            5,925
             Accrued insurance obligations                                14,420           15,960
             Other accrued expenses                                       16,136           20,052
             Income Taxes                                                  4,256            3,505
             Current portion of long-term obligations                        940              980
                                                                        ---------        ---------
             TOTAL CURRENT LIABILITIES                                    75,341           80,362
LONG-TERM OBLIGATIONS                                                     56,493           57,015
DEFERRED INCOME TAXES                                                     12,103           10,257
SHAREHOLDERS' EQUITY
             Common stock                                                  3,856            3,841
             Additional capital                                           33,211           31,495
             Retained earnings                                           277,929          264,545
             Accumulated other comprehensive income                         (675)            (428)
             Treasury stock , at cost                                    (49,052)         (35,161)
                                                                        ---------        ---------
             TOTAL SHAREHOLDERS' EQUITY                                  265,269          264,292
                                                                        ---------        ---------
                                                                       $ 409,206        $ 411,926
                                                                        =========        =========


See notes to unaudited condensed consolidated financial statements.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                         -----------------------------
                                                           July 3              July 4
                                                             1999                1998
                                                         ---------           --------
(In thousands)
Operating activities:
     Net earnings                                       $  21,761           $  23,125
     Depreciation and amortization                         10,387              10,367
     Deferred income taxes                                                      1,014
     Changes in operating assets and liabilities:
           Receivables                                    (11,512)             (8,697)
           Inventories                                      2,578              (7,825)
           Other current assets                             5,652              (3,867)
           Accounts payable                                 4,070               4,670
           Accrued expenses and other liabilities          (9,802)             (6,527)
           Income taxes                                       751              (1,054)
           Other , net                                     (3,945)               (995)
                                                         ---------           ---------
     Net cash provided from operating activities           19,940              10,211

Investing activities:
     Additions to property, plant and equipment            (5,393)            (17,491)
     Sales of available-for-sale securities                 8,106              10,822
     Purchases of available-for-sale securities           (12,786)            (11,437)
     Acquisitions                                               0                 732
                                                         ---------           ---------
     Net cash used in investing activities                (10,073)            (17,374)

Financing activities:
     Additional long-term borrowings                            0               5,750
     Reduction of long-term obligations                      (562)               (545)
     Unexpended debt proceeds                                (124)               (150)
     Dividends paid                                        (7,958)             (7,428)
     Common stock repurchases                             (13,035)
     Stock option plans                                       875               2,170
                                                         ---------           ---------
     Net cash used in financing  activities               (20,804)               (203)
                                                         ---------           ---------

Net decrease in cash & cash equivalents                   (10,937)             (7,366)
Beginning cash and cash equivalents                        24,793               9,575
                                                         ---------           ---------
Ending cash and cash equivalents                        $  13,856           $   2,209
                                                         =========           =========


See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
July 3, 1999

Note A   Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 2, 1999. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended July 3, 1999, may not be indicative of the results that may be expected for the fiscal year ending January 1, 2000.

Comprehensive Income: Total comprehensive income was approximately $11.1 million and $13.3 million for the second quarter of 1999 and 1998 and was approximately $21.5 million and $22.8 million for the six months ending July 3, 1999, and July 4, 1998. Cumulative translation adjustments are the only significant items included in other comprehensive income.

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

Financial Derivatives: In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement becomes effective for the first quarter in fiscal year 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. The Company's use of derivatives is minimal, and management continues to study the effects of adopting the standard and currently believes the adoption will not have a material effect.

Note B  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):


                                                       Three Months Ended
                                                       ------------------
(In thousands, except per share data)           July 3, 1999    July 4, 1998
                                                ------------    ------------
Numerator Reconciliation:
         Net earnings                               $ 11,030        $ 11,544
                                                    ========        ========
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                      36,171          37,187
         Effect of dilutive securities:
               Stock options                             781           1,396
                                                         ---           -----
   The denominator for diluted EPS-adjusted
         weighted average shares                      36,952          38,583
                                                      ======          ======

Basic earnings per share                              $ 0.30          $ 0.31
                                                      ======          ======
Diluted earnings per share                            $ 0.30          $ 0.30
                                                      ======          ======

                                                       Six Months Ended
                                                       ----------------
(In thousands, except per share data)           July 3, 1999    July 4, 1998
                                                ------------    ------------
Numerator Reconciliation:
         Net earnings                               $ 21,761        $ 23,125
                                                    ========        ========
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                      36,272          36,807
         Effect of dilutive securities:
               Stock options                             770           1,359
                                                         ---           -----
   The denominator for diluted EPS-adjusted
         weighted average shares                      37,042          38,166
                                                      ======          ======

Basic earnings per share                              $ 0.60          $ 0.63
                                                      ======          ======
Diluted earnings per share                            $ 0.59          $ 0.61
                                                      ======          ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second quarter sales for 1999 increased over the same quarter of 1998 to become a record sales quarter. Second quarter 1999 sales increased 7% over first quarter 1999 and 12% over fourth quarter 1998 sales. The mix between Distributor and OEM sales remained split at approximately 50%.

Second quarter 1999 net earnings of $11,030,000 were down 4.4% over 1998 net earnings of $11,544,000. Net earnings for the six month period in 1999 was $21,761,000 compared to $23,125,000 for 1998. The decline in net earnings is due partially to interest costs from debt and a decline in European operations. Gross margin improved to 30.6% for the first six months of 1999 compared to 30.3% for same period in 1998. The operating margin for the first six months in 1999 was 13.8% compared to 13.7% for 1998.

Sales from foreign affiliates were approximately 14% of consolidated sales for the six month period in 1999 compared to 15.0% of sales for the same period in 1998. Comparing the first six months of 1999 to 1998, international operations included growth in Australia and the Far East, while sales and earnings declined in Europe.

Liquidity and Capital Resources

Baldor's financial position remains solid with cash and marketable securities at $32.5 million compared to a balance of $38.8 million at the end of 1998. The current ratio strengthened to 3.4 and the debt-to-capitalization ratio was 17.6% compared to 17.7% at the end of 1998. Cash flows from operations increased to $19.9 million compared to $10.2 million for the six months of 1999 and 1998. The Company's strong balance sheet and cash flows have allowed the repurchase of 1.5 million shares of common stock since our stock repurchase program began in September 1998. The Company has also authorized another stock repurchase program to buy back an additional 1.5 million shares through December 2000.

Year 2000

The Company's comprehensive Year 2000 initiative is being managed internally. The Company's goal is to ensure that there is no material adverse effect on operations and that transactions with customers, vendors and financial institutions will be operational in the year 2000. A new Company-wide information system that is certified by the vendor to be Year 2000 compliant was purchased in 1996. This fully integrated information reporting system was purchased to improve visibility and reaction time to customer orders, reduce lead times, support international operations, improve productivity and better manage inventory. The Company has adhered to its implementation schedule and completed installation in July 1999. The system is in operation and we will complete final testing in our off-site recovery location in the fourth quarter of 1999.

The Company has evaluated other potential areas, such as vendor compliance, shop floor technology, and other infrastructure such as phone and alarm systems. These non-information systems are expected to function properly in the year 2000. Our manufacturing process equipment has been checked and is expected to be operational in the Year 2000. The cost of addressing these systems for the year 2000 is not material.

We continue to monitor suppliers and financial institutions obtaining written verification of their compliance status. While we can not guarantee the performance of outside parties, our suppliers and financial institutions are indicating that they will be Y2K compliant. We will continue to evaluate suppliers; and if necessary, establish contingency plans in an attempt to minimize disruptions.

The only product that the Company presently produces that utilizes a real-time clock and a date stamp is the Baldor SmartMotor . This date stamp is used only for run time and fault logging. It is not used in any control function and in this capacity will function in the year 2000.

Based upon the procedures described and results achieved, the Company does not anticipate a materially adverse affect from the Year 2000. Our Company views the Year 2000 with seriousness and is pleased with the status of our Year 2000 readiness. We will continue to test and monitor our preparedness and address any complications that may arise.


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

PART II.    OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

During the second quarter of 1999, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the DM Plan). The exercise price paid by the District Manager equaled the fair market value on the date of grant. The total amount of shares granted under the DM Plan is less than 1% of the outstanding shares of Baldor common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 1, 1999, at which shareholders voted on one proposal. Proposal I was the election of three Directors to the Company's Board of Directors for terms expiring in 2002. The following is a list of the Board's slate of nominees (who were the only nominees) each of whom were elected, and the results of shareholder voting on Proposal I:


                                  Votes            Votes          Votes
Proposal                           For            Against        Withheld
--------                           ---            -------        --------
Proposal I
    Jefferson W. Asher, Jr.      27,216,754          N/A          291,528
    Richard E. Jaudes            27,213,674          N/A          294,608
    Robert J. Messey             27,220,508          N/A          287,774

The remaining board members are listed below and each is expected to serve out his respective term:

 Fred C. Ballman          R. S. Boreham, Jr.           Robert L. Proost
 O. A. Baumann            John A. McFarland            R. L. Qualls


Item 6.  Exhibits and Reports on Form 8-K

    a.  Exhibit Number   Description

        4(i)(c) Second amendment to the Shareholders' Rights Agreement dated February 5, 1996, filed as Exhibit 2 to Registrant's Form 8-A/A dated march 21, 1996.

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

                                    BALDOR ELECTRIC COMPANY
                                           (Registrant)

  Date: August 17, 1999             By: /s/ Lloyd G. Davis
        ---------------             ----------------------
                                    Lloyd G. Davis - Executive Vice President-
                                    Finance, Chief Financial Officer, Secretary
                                    and Treasurer(on behalf of the Registrant
                                    and as principal financial officer)