Form 10-Q
period 1999-10-02
BALDOR ELECTRIC CO
filed 1999-11-16
CIK 9342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 01-07284

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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 2, 1999, there were 35,902,068 shares of the registrant's common stock outstanding.

                                      Index

                     Baldor Electric Company and Affiliates

Part 1.   Financial Information

   Item 1.   Financial  Statements (Unaudited)

     Condensed consolidated statements of earnings-Three months and nine months ended October 2, 1999 and October 3, 1998

     Condensed consolidated balance sheets-October 2, 1999 and January 2, 1999

     Condensed consolidated statements of cash flow-Nine months ended October 2, 1999 and October 3, 1998

     Notes to condensed consolidated financial statements-October 2, 1999

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Part 2.     Other Information

  Item 2.    Recent Sales of Unregistered Securities

  Item 6.    Exhibits and Reports on Form 8-K

Item 1. Financial Statements


                     BALDOR ELECTRIC COMPANY AND AFFILIATES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            ---------------------------------        -------------------------------
                                                                October 2          October 3            October 2         October 3
(In thousands, except share data)                                    1999               1998                 1999              1998
                                                            --------------     --------------        -------------    --------------
Net sales                                                 $       144,349    $       147,358       $      438,612   $       453,650
Other income (net)                                                    568                482                1,442             1,309
                                                            --------------     --------------        -------------    --------------
                                                                  144,917            147,840              440,054           454,959
Cost and expenses:       Cost of goods sold                       100,111            102,808              304,399           316,396
                         Selling and administrative                24,110             24,269               73,545            75,020
                         Profit sharing                             2,154              2,406                6,967             7,138
                         Interest                                     725                292                2,235             1,042
                                                            --------------     --------------        -------------    --------------
                                                                  127,100            129,775              387,146           399,596
                                                            --------------     --------------        -------------    --------------
Earnings before income taxes                                       17,817             18,065               52,908            55,363
Income taxes                                                        6,774              6,873               20,105            21,047
                                                            --------------     --------------        -------------    --------------
                         NET EARNINGS                     $        11,043    $        11,192       $       32,803   $        34,316
                                                            ==============     ==============        =============    ==============

Net earnings per share-diluted                                      $0.30              $0.29                $0.89             $0.90
                                                            ==============     ==============        =============    ==============
Net earnings per share-basic                                        $0.31              $0.30                $0.91             $0.93
                                                            ==============     ==============        =============    ==============
Weighted average shares outstanding-diluted                    36,653,008         38,352,475           36,901,065        38,194,842
                                                            ==============     ==============        =============    ==============
Weighted average shares outstanding-basic                      35,982,533         37,224,591           36,175,431        36,946,473
                                                            ==============     ==============        =============    ==============
Dividends paid per common share                                     $0.11              $0.10                $0.33             $0.30
                                                            ==============     ==============        =============    ==============






See notes to unaudited condensed consolidated financial statements.

                     Baldor Electric Company and Affiliates
                      Condensed Consolidated Balance Sheets


                                                                    October 2           January 2
                                                                         1999                1999
                                                                   -----------         -----------
ASSETS    (in thousands)
  CURRENT ASSETS
       Cash and cash equivalents                                 $      7,918        $     24,793
       Marketable securities                                           28,196              13,996
       Receivables, less allowance of $4,350                          105,997              90,045
       Inventories:     Finished products                              67,279              74,561
                        Work in process                                 9,945              12,939
                        Raw materials                                  46,624              42,477
                                                                   -----------         -----------
                                                                      123,848             129,977
                        LIFO valuation adjustment (deduction)         (25,702)            (26,170)
                                                                   -----------         -----------
                                                                       98,146             103,807
       Other current and deferred tax assets                           18,550              23,847
                                                                   -----------         -----------
       TOTAL CURRENT ASSETS                                           258,807             256,488
  OTHER ASSETS                                                         32,597              32,301
  NET PROPERTY, PLANT AND EQUIPMENT                                   122,940             123,137
                                                                   ===========         ===========
                                                                 $    414,344        $    411,926
                                                                   ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
       Accounts payable                                          $     24,776        $     18,900
       Employee compensation                                            7,155               5,620
       Profit sharing                                                   6,939               9,420
       Anticipated warranty costs                                       6,100               5,925
       Accrued insurance obligations                                   14,403              15,960
       Other accrued expenses                                          14,861              20,052
       Income Taxes                                                       699               3,505
       Current portion of long-term obligations                           940                 980
                                                                   -----------         -----------
       TOTAL CURRENT LIABILITIES                                       75,873              80,362
  LONG-TERM OBLIGATIONS                                                56,493              57,015
  DEFERRED INCOME TAXES                                                15,325              10,257
  SHAREHOLDERS' EQUITY
       Common stock                                                     3,862               3,841
       Additional capital                                              33,872              31,495
       Retained earnings                                              285,045             264,545
       Accumulated other comprehensive income                          (2,073)               (428)
       Treasury stock , at cost                                       (54,053)            (35,161)
                                                                   -----------         -----------
       TOTAL SHAREHOLDERS' EQUITY                                     266,653             264,292
                                                                   -----------         -----------
                                                                 $    414,344        $    411,926
                                                                   ===========         ===========


See notes to unaudited condensed consolidated financial statements.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                         ----------------------------
                                                          October 2        October 3
                                                               1999             1998
                                                         ----------        ----------
(In thousands)
Operating activities:
     Net earnings                                      $     32,803      $     34,316
     Depreciation and amortization                           15,672            15,295
     Deferred income taxes                                                      2,933
     Changes in operating assets and liabilities:
           Receivables                                      (15,952)           (7,727)
           Inventories                                        5,661            (2,159)
           Other current assets                               5,296            (8,818)
           Accounts payable                                   5,876             3,162
           Accrued expenses and other liabilities            (7,518)           (4,074)
           Income taxes                                      (2,806)           (1,057)
           Other , net                                       (3,718)             (252)
                                                         -----------       -----------
     Net cash provided from operating activities             35,314            31,619

Investing activities:
     Additions to property, plant and equipment              (8,967)          (26,737)
     Sales of available-for-sale securities                  12,463            15,362
     Purchases of available-for-sale securities             (26,663)          (12,029)
     Acquisitions                                                 0               732
                                                         -----------       -----------
     Net cash used in investing activities                  (23,167)          (22,672)

Financing activities:
     Additional long-term borrowings                              0             6,270
     Reduction of long-term obligations                        (562)           (1,215)
     Unexpended debt proceeds                                   (54)             (415)
     Dividends paid                                         (11,912)          (11,158)
     Common stock repurchases                               (17,915)           (5,938)
     Stock option plans                                       1,421             2,779
                                                         -----------       -----------
     Net cash used in financing  activities                 (29,022)           (9,677)
                                                         -----------       -----------

Net decrease in cash & cash equivalents                     (16,875)             (730)
Beginning cash and cash equivalents                          24,793             9,575
                                                         -----------       -----------
Ending cash and cash equivalents                       $      7,918      $      8,845
                                                         ===========       ===========


See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
October 2, 1999

Note A   Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 2, 1999. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended October 2, 1999, may not be indicative of the results that may be expected for the fiscal year ending January 1, 2000.

Comprehensive Income: Total comprehensive income was approximately $10.3 million and $11.2 million for the third quarter of 1999 and 1998 and was approximately $31.8 million and $34.0 million for the nine months ending October 2, 1999, and October 3, 1998. Cumulative translation adjustments are the only significant items included in other comprehensive income.

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

Note B  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):


                                                      Three Months Ended
                                                      ------------------
(In thousands, except per share data)        October 2, 1999    October 3, 1998
                                             ---------------    ---------------
Numerator Reconciliation:
         Net earnings                               $ 11,043           $ 11,192
                                                    ========           ========
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                      35,983             37,225
         Effect of dilutive securities:
               Stock options                             670              1,127
                                                         ---              -----
   The denominator for diluted EPS-adjusted
         weighted average shares                      36,653             38,352
                                                      ======             ======

Basic earnings per share                              $ 0.31             $ 0.30
                                                      ======             ======
Diluted earnings per share                            $ 0.30             $ 0.29
                                                      ======             ======

                                                      Nine Months Ended
                                                      -----------------
(In thousands, except per share data)        October 2, 1999    October 3, 1998
                                             ---------------    ---------------
Numerator Reconciliation:
         Net earnings                               $ 32,803           $ 34,316
                                                    ========           ========
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                      36,175             36,946
         Effect of dilutive securities:
               Stock options                             726              1,249
                                                         ---              -----
   The denominator for diluted EPS-adjusted
         weighted average shares                      36,901             38,195
                                                      ======             ======

Basic earnings per share                              $ 0.91             $ 0.93
                                                      ======             ======
Diluted earnings per share                            $ 0.89             $ 0.90
                                                      ======             ======

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

While total sales for the 3rd quarter were down 2%, sales for September were the highest for any month in history. Our ability to ship to our customers and to quickly process their orders was hurt by the July 1 implementation of our new company-wide software information system. With those start-up problems now behind us, we believe the investments made in this system will lower costs, reduce leadtimes, and provide more information to our customers and salespeople. Year-to-date sales were down 3% compared to same period in 1998. The balance between OEM and Distributor sales remained approximately 50% for each.

Third quarter 1999 earnings of $11,043,000 were up compared to the two previous quarters of 1999, but declined 1% compared to the 3rd quarter of 1998. Year-to-date earnings for 1999 were down 4% compared to 1998. Gross margins were 30.6% for both the 3rd quarter and nine months period in 1999. This is an improvement compared to 30.2% for the 3rd quarter and 30.3% for the nine months period of 1998. Operating margins improved to a record 13.9% for the quarter compared to 13.8% for the third quarter of 1998 and were a year-to-date improvement of 13.8% for 1999 compared to 13.7% in 1998.

Selling and administrative expenses, as a percentage of sales, were 16.7% for the quarter, down slightly from the second quarter of 1999 and up slightly from 16.5% for the third quarter of 1998. Year-to-date SG&A expenses were 16.8% compared to 16.5% in 1998. Pre-tax margins climbed to an all-time record 12.3% for the third quarter of 1999.

Liquidity and Capital Resources

Baldor's financial position remains solid with cash and marketable securities at $36.1 million compared to a balance of $38.8 million at the end of 1998. The current ratio remained at 3.4 and the debt-to-capitalization ratio was 17.5% compared to 10.9% for the 3rd quarter of 1998. Return on average equity was 16.2% compared to 17.9% for the 3rd quarter of 1998. Baldor's cash flows from operations increased to $35.3 million for 1999 compared to $31.6 million for the same period last year. Baldor's strong balance sheet and healthy cash flows have allowed the repurchase of 1.6 million shares since our stock repurchase program was authorized in September 1998.

Year 2000

The Company's comprehensive Year 2000 initiative is being managed internally. The Company's goal is to ensure that there is no material adverse effect on operations and that transactions with customers, vendors and financial institutions will be operational in the year 2000. A new Company-wide information system that is certified by the vendor to be Year 2000 compliant was purchased in 1996. This fully integrated information reporting system was purchased to improve visibility and reaction time to customer orders, reduce lead times, support international operations, improve productivity and better manage inventory. The Company has adhered to its implementation schedule and completed installation in July 1999. The system is in operation.


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

We continue to monitor suppliers and financial institutions obtaining written verification of their compliance status. While we can not guarantee the performance of outside parties, our suppliers and financial institutions are indicating that they will be Y2K compliant. Contingency plans have not been developed due to the responses received from suppliers and financial institutions and the internal procedures performed by the Company.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk or market risk factors since the 1998 Annual Report to Shareholders.


PART II.    OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

During the third quarter of 1999, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the DM Plan). The exercise price paid by the District Manager equaled the fair market value on the date of grant. The total amount of shares granted under the DM Plan is less than 1% of the outstanding shares of Baldor common stock.

None of the transactions were registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 5.  Other Information

Under Section 7 of Article III of the Company's Bylaws, any shareholder proposal submitted with respect to Baldor's 2000 Annual Meeting of Stockholders, outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered timely if notice is received at the principal office of the corporation not less than 120 days nor more than 180 days before the first anniversary of the date the corporation mailed its proxy statement in connection with the previous year's annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibit Number             Description

               3 ii Amendment to the Company's Bylaws as approved at the Board of Directors meeting November 1999 -filed herewith.

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

  Date: November 15, 1999          By: /s/ Lloyd G. Davis
        -----------------          ----------------------
                                   Lloyd G. Davis - Executive Vice President-
                                   Finance, Chief Financial Officer, Secretary
                                   and Treasurer(on behalf of the Registrant and
                                   as principal financial officer)