Form 10-K
period 2000-01-01
BALDOR ELECTRIC CO
filed 2000-03-22
CIK 9342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the fiscal year ended:                   Commission File Number:
     --------------------------                   ------------------------
          January 1, 2000                                 01-07284

                    B A L D O R  E L E C T R I C  C O M P A N Y
                    -------------------------------------------
             (Exact name of registrant as specified in its charter)

            Missouri                                    43-0168840
            --------                                    ----------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

5711 R. S. Boreham, Jr. St, Fort Smith, Arkansas  72908         (501) 646-4711
-------------------------------------------------------          --------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on February 29, 2000, was $391,956,517.

At February 29, 2000, there were 34,110,183 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended January 1, 2000 (the "Annual Report to Shareholders for 1999"), are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2000 (the "2000 Proxy Statement"), are incorporated by reference into Parts I and III.

PART I

Item 1.    Business

Baldor Electric Company ("Baldor" or the "Company") was incorporated in Missouri in 1920. The Company operates in one industry segment which includes the design, manufacture, and sale of electric motors and drives and related products. Baldor has made several small acquisitions; however, the majority of its growth has come internally through broadening its markets and product lines.

Products

The AC motor product and controls line presently ranges in size from 1/50 up to 1200 horsepower. The DC motor product line presently ranges from 1/50 through 700 horsepower. The adjustable speed controls product line ranges from 1/50 to 1000 horsepower. The Company's industrial control products include servo products, DC controls, position controls, and inverter and vector drives. With these products, the Company provides its customers the ability to purchase a "Drive" from one manufacturer. Baldor defines a "Drive" as an industrial motor and an electronic control. Sales of industrial electric motors represented approximately 79% of the Company's business in 1999 and 76% in each of the years 1998 and 1997. The bulk of the remaining sales are the results of sales from the drives product line. In addition to electric motors and drive products, Baldor's other product lines include speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts.

Baldor's motors and drives are designed, manufactured, and marketed for general purpose uses ("stock products") and for individual customer requirements and specifications ("custom products"). Stock product sales represented approximately 63% of sales for each of the years 1999, 1998, and 1997. Most stock product sales are to customers who place their orders for immediate shipment from current inventory. Custom products generally are shipped within three weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.

Sales and Marketing

The products of the Company are marketed throughout the United States and in more than 60 foreign countries. The Company's field sales organization, comprised of independent manufacturer's representatives and Company sales offices, consists of more than 51 groups, including 40 in North America. The remainder of the Company's representatives is located in various parts of the world including Europe, Latin America, Australia, and the Far East.

Custom products and stock products are sold to original equipment manufacturers ("OEMs") . Stock products are also sold to independent distributors for resale, often as replacement components in industrial machinery which is being modernized or upgraded for improved performance.

No single customer accounted for more than 5% of sales; therefore, the Company does not believe that the loss of any single customer would have a material effect on its total business.

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

The Company is not aware of any industry-wide statistics from which it can precisely determine its relative position in the industrial electric motor industry. In the United States certain industry statistics are available from the U.S. Department of Commerce and the National Electric Manufacturers Association. However, these sources do not include all competitors or all sizes of motors. The Company believes that it is a significant factor in the markets it serves and that its share of the market has increased over the past several years.

Manufacturing

The Company manufactures many of the components used in its products including laminations, motor hardware, and aluminum die castings. Manufacturing many of its own components permits the Company to better manage cost, quality, and availability. In addition to the manufacturing of components, the Company's motor manufacturing operations include machining, welding, winding, assembling, and finishing operations.

The raw materials necessary for the Company's manufacturing operations are available from several sources. These materials include steel, copper wire, gray iron castings, aluminum, and insulating materials, many of which are purchased from more than one supplier. The Company believes that alternative sources are available for such materials.

Research and Engineering

The Company's design and development of electric motors and drives includes both the development of products which extend the product lines and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to $24,881,000 in 1999, $25,300,000 in 1998, and $22,900,000 in 1997.

Environment

Compliance with laws relating to the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have such an effect.

Employees

As of January 1, 2000, the Company had 3,854 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations

Sales from international operations (foreign affiliates and exports) were approximately 14% of total sales in 1999 and 15% of total sales for 1998 and 1997. See also Note H on page 24 of the Annual Report to Shareholders for 1999.

The Company's products are distributed in more than 60 foreign countries, principally in Canada, Europe, Australia, the Far East, and Latin America. In April 1997, the Company acquired the UK-based Optimised Control Ltd. This wholly-owned affiliate has sales offices in New Zealand and the UK and a development facility and a manufacturing facility in the UK. The Baldor Europe group of companies has sales offices in Switzerland, Germany, Italy, and the United Kingdom, and development and manufacturing operations in Germany. The Company owns majority interests in Australian Baldor Pty. Limited, which has locations in Sydney and Melbourne. The Company wholly owns Baldor Electric (Far
East) Pte. Ltd., located in Singapore, and in the last two years, the Company has opened sales offices in Taiwan, Japan, and the Philippines. The Company also wholly owns Baldor de Mexico, S.A. de C.V., located in Leon, Mexico.

The Company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a significant adverse effect on the Company's business.

Item 2.  Properties

The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table contains information with respect to the Company's properties.
                                                                        AREA
LOCATION                  PRIMARY USE                                 (SQ.FT.)
--------                  -----------                                ----------

Fort Smith, AR           AC motor production                           298,150
                         Distribution   and  service
                         center                                        208,000
                         Administration and engineering offices         70,950
                         Aluminum die casting                           79,330
                         Drives production center                      162,000

St. Louis County, MO     Metal stamping and engineering toolroom       108,560
                         DC and miscellaneous motor production          78,825

Columbus, MS             AC motor production                           156,000

Westville, OK            AC and DC motor production                    207,250

Fort Mill, SC            DC motor, AC motor                            108,000
                         and tachometer production

Clarksville, AR          Subfractional motor, gear motor,             *165,735
                         and worm-gear speed reducer production

Ozark, AR                AC motor production                            84,070

Four other               Metal stamping and motor, drives,
domestic locations       and servomotor production                     133,158

Ten foreign              Sales and distribution centers
locations                and servodrive production                      84,200
                                                                     ---------
                                                                     1,944,228

Certain properties listed above (*165,735 sq. ft. in the aggregate) are leased, principally pursuant to Industrial Revenue Bond agreements, and where material, are accounted for as capitalized lease obligations. Certain lease agreements contain purchase options at varying prices and/or renewal options at reduced rentals for extended additional periods. The Company also has available approximately 350,000 sq. ft. of space available for expansion.

Item 3.  Legal Proceedings

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters


Information under the captions "Ticker", "Dividends paid", "Common stock price range", and "Shareholders" on page 29 of the Annual Report to Shareholders for 1999 is incorporated herein by reference.

Item 6.  Selected Financial Data

Information concerning net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets for the years ended 1995 through 1999 is contained under the caption "Eleven-Year Summary of Financial Data" on page 14 of the Annual Report to Shareholders for 1999 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information  under  the  captions  "Management's   Discussion  and  Analysis  of
Financial Condition" and "Results of Operations" on pages 16 and 17 of the Annual Report to Shareholders for 1999 is incorporated herein by reference.

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk

Information under the sub-caption "Market Risk" of the captions "Management's Discussion and Analysis of Financial Condition" and "Results of Operations" on page 17 of the Annual Report to Shareholders for 1999 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company and related notes on pages 18 through 26, the "Report of Ernst & Young LLP, Independent Auditors" on page 27, and the "Summary of Quarterly Results of Operations (Unaudited)" on page 19 of the Annual Report to Shareholders for 1999 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information contained in the 2000 Proxy Statement under the caption "Proposal 1-Election of Directors" is incorporated herein by reference. The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

                                                                    Served as
                                                                     Officer
Name                        Age    Position                           Since
----                        ---    --------                           -----

R. S. Boreham, Jr.          75     Chairman                            1961

R. L. Qualls                66     Vice Chairman                       1986

John A. McFarland           48     President and                       1990
                                   Chief Executive Officer

Charles H. Cramer           55     Vice President - Personnel          1984

Lloyd G. Davis              52     Executive Vice President,           1992
                                   Chief Operating Officer, and
                                   Secretary

Ronald E. Tucker            42     Chief Financial Officer and         1997
                                   Treasurer

Gene J. Hagedorn            52     Vice President - Materials          1994

James R. Kimzey             61     Executive Vice President -          1984
                                   Research and Reliability

Randy L. Colip              40     Vice President - Sales              1997

Jerry D. Peerbolte          43     Vice President - Marketing          1990

Randal G. Waltman           50     Vice President - Motor              1997
                                   Engineering and Operations

John L. Peeples, III        47     Vice President - International      1998

Eddie L. Holderfield, Sr.   60     Vice President - Fort Smith         1999
                                   Motor Manufacturing

Each of the executive officers has served as an officer or in a management capacity with the Company for the last five years. There are no family relationships among the directors or executive officers.

Item 11.  Executive Compensation

Information contained in the 2000 Proxy Statement under the caption "Executive Compensation", except for the information contained in the sub-captions "Report of the Board of Directors on Executive Compensation" and "Performance Graph" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The security ownership by officers and directors included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2000 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following consolidated financial statements of Baldor Electric Company and its affiliates, included in the Annual Report to Shareholders for 1999, are incorporated by reference in Item 8 of this
         Report:

o        Consolidated Balance Sheets
              - January 1, 2000 and January 2, 1999

o        Consolidated Statements of Earnings
              - for each of the three years in the period ending January 1, 2000

o        Consolidated Statements of Cash Flows
              - for each of the three years in the period ending January 1, 2000

o        Consolidated Statements of Shareholders' Equity
              - for each of the three years in the period ending January 1, 2000

o        Notes for Consolidated Financial Statements

     (2) The following consolidated financial statement schedule of Baldor Electric Company and its affiliates is included in Item 14(d) of this
         Report:

o        Schedule II  Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable.

     (3) See Exhibit Index at page 13 of this Report.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

(c)  Exhibits

     See Exhibit Index at page 13 of this Report.

(d)  Financial Statement Schedules

     The response to this portion of Item 14 is submitted as a separate section of this Report at page 12 hereof.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BALDOR ELECTRIC COMPANY
                                             (Registrant)



                                        By   /s/     R. S. Boreham, Jr.
                                        -----------------------------
                                                 Chairman
                                        (Principal Executive Officer)





Date:  March 24, 2000



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

Signature                         Title                           Date
---------                         -----                           ----

/s/    R. S. Boreham, Jr.         Chairman and                    March 24, 2000
------------------------------
       R. S. Boreham, Jr.         Director

/s/    R. L. Qualls               Vice Chairman and               March 24, 2000
------------------------------
       R. L. Qualls               Director

/s/    John A. McFarland          President,                      March 24, 2000
------------------------------
       John A. McFarland          Chief Executive Officer, and
                                  Director
                                  (Principal Executive Officer)

/s/    Lloyd G. Davis             Executive Vice President,       March 24, 2000
------------------------------
       Lloyd G. Davis             Chief Operating Officer, and
                                  Secretary

/s/    Ronald E. Tucker           Chief Financial Officer and     March 24, 2000
------------------------------
       Ronald E. Tucker           Treasurer
                                  (Principal Financial Officer)

/s/    Jefferson W. Asher, Jr.    Director                        March 24, 2000
------------------------------
       Jefferson W. Asher, Jr.

/s/    Fred C. Ballman            Director                        March 24, 2000
------------------------------
       Fred C. Ballman

/s/    O. A. Baumann              Director                        March 24, 2000
------------------------------
       O. A. Baumann

/s/    Richard E. Jaudes          Director                        March 24, 2000
------------------------------
       Richard E. Jaudes

/s/    Robert J. Messey           Director                        March 24, 2000
------------------------------
       Robert J. Messey

/s/    Robert L. Proost           Director                        March 24, 2000
------------------------------
       Robert L. Proost



                     BALDOR ELECTRIC COMPANY AND AFFILIATES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS



Column A              Column B                   Column C                  Column D              Column E
--------              --------                   --------                  --------              --------

                                              Additions
                                     Charged to         Charged to
                      Balance at          Costs              Other                               Balance
                      Beginning            and            Accounts          Additions          at End of
Description           of Period        Expenses           Describe           Describe             Period
-----------           ---------        --------           --------           --------             ------
                                            (In thousands)

Deducted from current assets:
    Allowance for doubtful accounts

1999              $4,350         $ 568               $ 568(A)              $   0            $4,350
1998               3,525           511                 206(A)                520(C)          4,350
1997               3,200           509                 184(A)                                3,525


Included in current liabilities:
    Anticipated warranty costs

1999              $5,925         $    0                                                     $5,925
1998               5,200            725(B)                                                   5,925
1997               4,500            700(B)                                                   5,200


(A)  Net uncollectible accounts written off during year.

(B) Additions to reserve for anticipated warranty costs, net of expenses incurred.

(C)  Additions to reserve for acquisition, net of expenses incurred.

                     BALDOR ELECTRIC COMPANY AND AFFILIATES

                                INDEX OF EXHIBITS




Exhibit No.       Description

3(i) * Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as
                  Exhibit 3(i) to the Registrant's Current Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii) * Bylaws of Baldor Electric Company (as restated and amended), dated August 2, 1999, filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.

4(i) * Rights Agreement, dated May 6, 1998, between Baldor Electric Company and Wachovia Bank of North Carolina, N.A. (formerly Wachovia Bank & Trust Company, N.A.), as Rights Agent, originally filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated May 13, 1988, and refiled as Exhibit 4(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

4(ii) * Amendment Number 1 to the Rights Agreement, dated February 5, 1996, filed as Exhibit 2 to the Registrant's Registration Statement on Form 8-A/A dated March 21, 1996.

4(iii) * Amendment Number 2 to the Rights Agreement, dated June 1, 1999, filed as Exhibit 4(i)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

10(i)             * + 1982  Incentive  Stock  Option Plan,  originally  filed as
                  Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1981, refiled as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1991.

10(ii)            * + Officers  Compensation  Plan,  originally filed as Exhibit
                  10.6 to the Registrant's Annual Report on Form 10-K for year ended December 31, 1988, and refiled as Exhibit 10(iii)(A)(2) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10(iii) * + 1987 Incentive Stock Plan, originally filed as Appendix A to Registrant's Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


                            (continued on next page)

                     BALDOR ELECTRIC COMPANY AND AFFILIATES

                                INDEX OF EXHIBITS

                         (continued from previous page)


Exhibit No.       Description

10(iv)     * +    1989 Stock Option Plan for  Non-Employee  Directors,  as
                  restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.2 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(v)      * +    1994 Incentive  Stock Option Plan, as restated and amended at the  Company's  Annual  Meeting  on May 2,  1998,  filed as
                  Exhibit  10(iii)A.1 to the  Registrant's  Quarterly  Report on
                  Form 10-Q for the quarter ended July 4, 1998.

10(vi)     * +    1996 Stock Option Plan for  Non-Employee  Directors,  as
                  restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.3 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

11 Computation of Earnings Per Share, incorporated by reference in Note J of the Annual Report to Shareholders for 1999 filed as Exhibit 13.

13                Portions of the Annual Report to  Shareholders  for 1999.
                  The Annual Report is being filed as an exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the Annual Report not specifically incorporated are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.

21                Affiliates of the Registrant.

23                Consent of Independent Auditors.

24                Powers of Attorney (set forth on signature page hereto).

27                Financial Data Schedule.

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, pursuant to Item 601(b)(iii) of Regulation S-K, copies of instruments defining the rights of the holders of long-term debt of the Registrant and its consolidated affiliates.

--------------

           *      Previously filed.

           +      Management contract or compensatory plan or arrangement.