Form 10-Q
period 2000-04-01
BALDOR ELECTRIC CO
filed 2000-05-16
CIK 9342

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended April 1, 2000
             --------------------------------------------

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


       5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas 72908
       --------------------------------------------------------
          (Address of principal executive offices)(Zip Code)


                            (501) 646-4711
                            --------------
         (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 1, 2000, there were 34,056,165 shares of the registrant's common stock outstanding.

                                Index

                Baldor Electric Company and Affiliates

Part 1.   Financial Information

     Item 1.   Financial Statements (Unaudited)

               Condensed consolidated statements of earnings-Three months ended April 1, 2000 and April 3, 1999

               Condensed consolidated balance sheets-April 1, 2000 and January 1, 2000

               Condensed consolidated statements of cash flow-Three months ended April 1, 2000 and April 3, 1999

               Notes to condensed consolidated financial statements-
               April 1, 2000

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

     Item 6.   Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   BALDOR ELECTRIC COMPANY AND AFFILIATES
          CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                    -------------------------
                                                        APRIL 1       APRIL 3
(In thousands, except share data)                          2000          1999
                                                    -----------   -----------
Net sales                                           $   156,074   $   142,133
Other income (net)                                          327           524
                                                        156,401       142,657
Cost and expenses: Cost of goods sold                   107,060        98,494
                   Selling and administrative            26,190        23,850
                   Profit sharing                         2,524         2,321
                   Interest                               1,076           684
                                                    -----------   -----------
                                                        136,850       125,349
                                                    -----------   -----------
Earnings before income taxes                             19,551        17,308
Income taxes                                              7,331         6,577
                                                    -----------   -----------
                   NET EARNINGS                     $    12,220   $    10,731
                                                    ===========   ===========

Net earnings per share-diluted                            $0.35         $0.29
                                                    ===========   ===========
Net earnings per share-basic                              $0.35         $0.30
                                                    ===========   ===========
Weighted average shares outstanding-diluted          35,070,064    37,146,814
                                                    ===========   ===========
Weighted average shares outstanding-basic            34,569,291    36,373,226
                                                    ===========   ===========
Dividends paid per common share                           $0.12         $0.11
                                                    ===========   ===========

See notes to unaudited condensed consolidated financial statements.

                           BALDOR ELECTRIC COMPANY AND AFFILIATES
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    APRIL 1        JANUARY 1
                                                                       2000             2000
                                                                   --------         --------
ASSETS (in thousands)
CURRENT ASSETS
         Cash and cash equivalents                                 $  1,837         $ 12,103
         Marketable securities                                       21,725           30,805
         Receivables, less allowance of $4,350                      107,424           98,470
         Inventories:    Finished products                           77,253           75,351
                         Work in process                             10,406            9,728
                         Raw materials                               45,749           47,677
                                                                   --------         --------
                                                                    133,408          132,756
                         LIFO valuation adjustment (deduction)      (26,390)         (26,571)
                                                                   --------         --------
                                                                    107,018          106,185
         Other current and deferred tax assets                       22,635           24,767
                                                                   --------         --------
         TOTAL CURRENT ASSETS                                       260,639          272,330
OTHER ASSETS                                                         26,299           26,809
NET PROPERTY, PLANT AND EQUIPMENT                                   124,193          124,802
                                                                   --------         --------
                                                                   $411,131         $423,941
                                                                   ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                          $ 27,325         $ 26,774
         Employee compensation                                        8,897            6,021
         Profit sharing                                               2,494            9,417
         Anticipated warranty costs                                   5,925            5,925
         Accrued insurance obligations                               14,429           15,675
         Other accrued expenses                                      16,373           18,205
         Income Taxes                                                11,763            5,752
         Current portion of long-term obligations                       605              605
                                                                   --------         --------
         TOTAL CURRENT LIABILITIES                                   87,811           88,374
LONG-TERM OBLIGATIONS                                                62,305           56,305
DEFERRED INCOME TAXES                                                13,532           13,153
SHAREHOLDERS' EQUITY
         Common stock                                                 3,880            3,872
         Additional capital                                          35,829           34,971
         Retained earnings                                          299,599          291,741
         Accumulated other comprehensive income                      (3,116)          (2,676)
         Treasury stock, at cost                                    (88,709)         (61,799)
                                                                   --------         --------
         TOTAL SHAREHOLDERS' EQUITY                                 247,483          266,109
                                                                   --------         --------
                                                                   $411,131         $423,941
                                                                   ========         ========

See notes to unaudited condensed consolidated financial statements.

                           BALDOR ELECTRIC COMPANY AND AFFILIATES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                       THREE MONTHS ENDED
                                                                   -------------------------
                                                                    APRIL 1          APRIL 3
                                                                       2000             1999
                                                                   --------         --------
(In thousands)
OPERATING ACTIVITIES:
         Net earnings                                              $ 12,220         $ 10,731
         Depreciation and amortization                                5,095            5,143
         Deferred income taxes                                          380              274
         Changes in operating assets and liabilities:
              Receivables                                            (8,954)          (2,954)
              Inventories                                              (833)          (1,187)
              Other current assets                                    2,132            5,101
              Accounts payable                                          531            1,578
              Accrued expenses                                       (7,104)          (9,353)
              Income taxes                                            6,011            5,098
              Other, net                                             (1,243)          (3,436)
                                                                   --------         --------
         Net cash from operating activities                           8,235           10,995

INVESTING ACTIVITIES:
         Additions to property, plant and equipment                  (3,447)          (2,807)
         Marketable securities purchased                             (3,146)          (5,709)
         Marketable securities sold                                  12,226            6,290
                                                                   --------         --------
         Net cash used in investing activities                        5,633           (2,226)

FINANCING ACTIVITIES:
         Additional long-term obligations                             6,000               13
         Unexpended debt proceeds                                        (8)             (71)
         Dividends paid                                              (4,084)          (3,981)
         Stock repurchases                                          (26,837)         (11,531)
         Stock option plans                                             795              684
                                                                   --------         --------
         Net cash used in financing activities                      (24,134)         (14,886)
                                                                   --------         --------

NET DECREASE IN CASH & CASH EQUIVALENTS                             (10,266)          (6,117)
BEGINNING CASH AND CASH EQUIVALENTS                                  12,103           24,793
                                                                   --------         --------
ENDING CASH AND CASH EQUIVALENTS                                   $  1,837         $ 18,676
                                                                   ========         ========

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2000

NOTE A   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 2000. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 1, 2000, may not be indicative of the results that may be expected for the fiscal year ending December 30, 2000.

COMPREHENSIVE INCOME: Total comprehensive income was approximately $11.8 and $10.4 million for the first quarter of 2000 and 1999.
Cumulative translation adjustments are the only significant items included in other comprehensive income.

SEGMENT REPORTING:  The Company has only one reportable segment;
therefore, the consolidated financial statements reflect segment information.

FINANCIAL DERIVATIVES: In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 to defer the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 now becomes effective for Baldor in the first quarter of 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. The Company's use of derivatives is minimal, and management continues to study the effects of adopting the standard and currently believes the adoption will not have a material effect.


NOTE B   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                            April 1, 2000  April 3, 1999
                                                            -------------  -------------
(In thousands, except per share data)
Numerator Reconciliation:
      Net earnings                                            $   12,220     $   10,731
                                                              ==========     ==========
Denominator Reconciliation:
   The denominator for basic EPS:
      Weighted average shares                                 34,569,291     36,373,226

      Effect of dilutive securities:
         Stock options                                           500,773        773,588
                                                              ----------     ----------

   The denominator for diluted EPS-adjusted
      weighted average shares                                 35,070,064     37,146,814
                                                              ==========     ==========

Diluted earnings per share                                         $0.35          $0.29
                                                                   =====          =====
Basic earnings per share                                           $0.35          $0.30
                                                                   =====          =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First quarter sales for 2000 were the highest quarterly sales ever for the Company, up 10% from first quarter 1999 and 12.5% over fourth quarter 1999. Gross margins and operating margins also set new records. Gross margins improved to 31.4% in first quarter 2000 compared to 30.7% for first quarter 1999 and 31.2% for fourth quarter 1999. Operating margins were 14.6% compared to 13.9% and 14.5% for first and fourth quarters 1999, respectively. The first quarter effective tax rate of 37.5% was down slightly from 38% in 1999.

Earnings of $12,220,000 for the first quarter increased 14% compared to the same quarter of 1999. Earnings per share of $0.35 increased 21% in the first quarter compared to the same quarter of 1999 in part due to the stock repurchase plan authorized by the Board. Pretax margins increased to $19,500,000 compared to $17,300,000 for first quarter 1999 and $17,600,000 for fourth quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

Baldor's financial position remains solid. The current ratio was 3.0 and the debt-to-capitalization ratio increased to 20.1% for first quarter versus 18.0% for first quarter 1999. Return on average equity was 17.8% compared to 17.1% for first quarter 1999. An additional 1.5 million shares was authorized by the Board, subsequent to the balance sheet date, to be repurchased bringing the total repurchase authorized to 6.0 million shares. During the first quarter Baldor repurchased 1.7 million shares under the stock repurchase program. A total of 3.7 million of the authorized 6.0 million shares have been repurchased since the stock repurchase program began in September 1998.

YEAR 2000

The Company's comprehensive Year 2000 initiative was implemented timely and successfully with no significant problems. We did not experience any disruptions from our suppliers or financial institutions nor has any Baldor product been affected by the 2000 date. We are ready with our new Company-wide information system to improve visibility and reaction time to customer orders, reduce lead times, support international operations, improve productivity and better manage inventory for the new millennium.

This Form 10-Q may contain statements that may constitute "forward-looking statements". Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that actual results and experience may differ materially from the forward-looking statements as a result of many factors, possibly including changes in economic conditions, competition, fluctuations in raw materials, and other unanticipated events and conditions. These statements are only as of the date of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk or market risk factors since the 1999 Annual Report to Shareholders.


PART II.  OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the first quarter of 2000, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the DM
Plan). The exercise price paid by the District Manager equaled the fair market value on the date of grant. The total amount of shares granted under the DM Plan is less than 1% of the outstanding shares of Baldor common stock.

None of the transactions were registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibit Number                  Description
         --------------                  -----------

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


                            BALDOR ELECTRIC COMPANY
                                  (Registrant)

Date: May 6, 2000           By: /s/ Ronald E. Tucker
      --------------           ----------------------------
                            Ronald E. Tucker - Chief Financial Officer
                            (on behalf of the Registrant and as
                            Chief Financial Officer)