Form 10-Q
period 2000-07-01
BALDOR ELECTRIC CO
filed 2000-08-15
CIK 9342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000
                  -------------------------------------------

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


At July 1, 2000, there were 33,815,218 shares of the registrant's common stock outstanding.

                                      Index

                     Baldor Electric Company and Affiliates

Part 1.   Financial Information

     Item 1.   Financial Statements (Unaudited)

               Condensed consolidated statements of earnings-Six months ended July 1, 2000 and July 3, 1999

               Condensed consolidated balance sheets-July 1, 2000 and January 1, 2000

               Condensed consolidated statements of cash flow-Six months ended July 1, 2000 and July 3, 1999

               Notes to condensed consolidated financial statements-July 1, 2000

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Part 2.   Other Information

     Item 2.   Recent Sales of Unregistered Securities

     Item 6.   Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                                      BALDOR ELECTRIC COMPANY AND AFFILIATES
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             --------------------------    --------------------------
                                                                  JULY 1         JULY 3         JULY 1         JULY 3
(In thousands, except share data)                                   2000           1999           2000           1999
                                                             -----------    -----------    -----------    -----------
Net sales                                                    $   160,970    $   152,130    $   317,044    $   294,263
Other income (net)                                                   563            350            890            874
                                                             -----------    -----------    -----------    -----------
                                                                 161,533        152,480        317,934        295,137
Cost and expenses:   Cost of goods sold                          110,853        105,794        217,913        204,288
                     Selling and administrative                   27,054         25,584         53,244         49,435
                     Profit sharing                                2,722          2,492          5,246          4,813
                     Interest                                        847            826          1,924          1,509
                                                             -----------    -----------    -----------    -----------
                                                                 141,476        134,696        278,327        260,045
                                                             -----------    -----------    -----------    -----------
Earnings before income taxes                                      20,057         17,784         39,607         35,092
Income taxes                                                       7,522          6,754         14,852         13,331
                                                             -----------    -----------    -----------    -----------
                     NET EARNINGS                            $    12,535    $    11,030    $    24,755    $    21,761
                                                             ===========    ===========    ===========    ===========

Net earnings per share-diluted                                     $0.36          $0.30          $0.71          $0.59
                                                             ===========    ===========    ===========    ===========
Net earnings per share-basic                                       $0.37          $0.30          $0.72          $0.60
                                                             ===========    ===========    ===========    ===========
Weighted average shares outstanding-diluted                   34,507,770     36,952,028     34,784,879     37,042,383
                                                             ===========    ===========    ===========    ===========
Weighted average shares outstanding-basic                     33,926,099     36,170,533     34,247,695     36,271,880
                                                             ===========    ===========    ===========    ===========
Dividends paid per common share                                    $0.12          $0.11          $0.24          $0.22
                                                             ===========    ===========    ===========    ===========




See notes to unaudited condensed consolidated financial statements.

                       BALDOR ELECTRIC COMPANY AND AFFILIATES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  JULY 1      JANUARY 1
                                                                    2000           2000
                                                                --------      ---------
ASSETS (in thousands)
CURRENT ASSETS
       Cash and cash equivalents                                $  1,751       $ 12,103
       Marketable securities                                      15,192         30,805
       Receivables, less allowance of $4,350                     111,138         98,470
       Inventories:  Finished products                            82,493         75,351
                     Work in process                              10,686          9,728
                     Raw materials                                44,570         47,677
                                                                --------       --------
                                                                 137,749        132,756
                     LIFO valuation adjustment (deduction)       (26,299)       (26,571)
                                                                --------       --------
                                                                 111,450        106,185
       Other current and deferred tax assets                      21,146         24,767
                                                                --------       --------
       TOTAL CURRENT ASSETS                                      260,677        272,330
OTHER ASSETS                                                      26,770         26,809
NET PROPERTY, PLANT AND EQUIPMENT                                124,250        124,802
                                                                --------       --------
                                                                $411,697       $423,941
                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                         $ 23,957       $ 26,774
       Employee compensation                                       5,618          6,021
       Profit sharing                                              5,216          9,417
       Anticipated warranty costs                                  5,925          5,925
       Accrued insurance obligations                              14,344         15,675
       Other accrued expenses                                     16,808         18,205
       Income Taxes                                                9,038          5,752
       Current portion of long-term obligations                      640            605
                                                                --------       --------
       TOTAL CURRENT LIABILITIES                                  81,546         88,374
LONG-TERM OBLIGATIONS                                             65,665         56,305
DEFERRED INCOME TAXES                                             13,601         13,153
SHAREHOLDERS' EQUITY
       Common stock                                                3,884          3,872
       Additional capital                                         36,334         34,971
       Retained earnings                                         308,095        291,741
       Accumulated other comprehensive income                     (3,606)        (2,676)
       Treasury stock , at cost                                  (93,822)       (61,799)
                                                                --------       --------
       TOTAL SHAREHOLDERS' EQUITY                                250,885        266,109
                                                                --------       --------
                                                                $411,697       $423,941
                                                                ========       ========


See notes to unaudited condensed consolidated financial statements.

                        BALDOR ELECTRIC COMPANY AND AFFILIATES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                -----------------------
                                                                  JULY 1         JULY 3
                                                                    2000           1999
                                                                --------       --------
(In thousands)
OPERATING ACTIVITIES:
   Net earnings                                                 $ 24,755       $ 21,761
   Depreciation and amortization                                  10,071         10,387
   Deferred income taxes                                             495          1,787
   Changes in operating assets and liabilities:
      Receivables                                                (12,668)       (11,512)
      Inventories                                                 (5,264)         2,578
      Other current assets                                         3,573          5,652
      Accounts payable                                            (2,837)         4,070
      Accrued expenses and other liabilities                      (7,310)        (9,802)
      Income taxes                                                 3,286            751
      Other, net                                                  (3,024)        (5,732)
                                                                --------       --------
   Net cash provided from operating activities                    11,077         19,940

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                     (7,640)        (5,393)
   Sales of available-for-sale securities                         19,625          8,106
   Purchases of available-for-sale securities                     (4,012)       (12,786)
   Acquisitions                                                        0              0
                                                                --------       --------
   Net cash used in investing activities                           7,973        (10,073)

FINANCING ACTIVITIES:
   Additional long-term borrowings                                 9,395              0
   Reduction of long-term obligations                                  0           (562)
   Unexpended debt proceeds                                           (5)          (124)
   Dividends paid                                                 (8,144)        (7,958)
   Common stock repurchases                                      (31,852)       (13,035)
   Stock option plans                                              1,204            875
                                                                --------       --------
   Net cash used in financing activities                         (29,402)       (20,804)
                                                                --------       --------

NET DECREASE IN CASH & CASH EQUIVALENTS                          (10,352)       (10,937)
BEGINNING CASH AND CASH EQUIVALENTS                               12,103         24,793
                                                                --------       --------
ENDING CASH AND CASH EQUIVALENTS                                $  1,751       $ 13,856
                                                                ========       ========


See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2000

NOTE A   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 2000. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended July 1, 2000, may not be indicative of the results that may be expected for the fiscal year ending December 30, 2000.

COMPREHENSIVE INCOME: Total comprehensive income was approximately $12.2 and $11.1 million for the second quarter of 2000 and 1999 and was approximately $24.0 million and $21.5 million for the six months ended July 1, 2000 and July 3, 1999. Cumulative translation adjustments are the only significant items included in other comprehensive income.

SEGMENT REPORTING: The Company has only one reportable segment;
therefore, the consolidated financial statements reflect segment information.

FINANCIAL DERIVATIVES: In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 to defer the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 now becomes effective for Baldor in the second quarter of 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. The Company's use of derivatives is minimal, and management continues to study the effects of adopting the standard and currently believes the adoption will not have a material effect.

NOTE B  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                                 Three Months Ended
                                                                 ------------------

(In thousands, except per share data)                       July 1, 2000   July 3, 1999
                                                            ------------   ------------
Numerator Reconciliation:
      Net earnings                                               $12,535        $11,030
                                                                 =======        =======
Denominator Reconciliation:
   The denominator for basic EPS:
      Weighted average shares                                     33,926         36,171
      Effect of dilutive securities:
         Stock options                                               582            781
                                                                     ---            ---
   The denominator for diluted EPS-adjusted
      weighted average shares                                     34,508         36,952
                                                                  ======         ======

Basic earnings per share                                           $0.37          $0.30
                                                                   =====          =====
Diluted earnings per share                                         $0.36          $0.30
                                                                   =====          =====

                                                                  Six Months Ended
                                                                  ----------------

(In thousands, except per share data)                       July 1, 2000   July 3, 1999
                                                            ------------   ------------
Numerator Reconciliation:
      Net earnings                                               $24,755        $21,761
                                                                 =======        =======
Denominator Reconciliation:
   The denominator for basic EPS:
      Weighted average shares                                     34,248         36,272

      Effect of dilutive securities:
         Stock options                                               537            770
                                                                     ---            ---
   The denominator for diluted EPS-adjusted
      weighted average shares                                     34,785         37,042
                                                                  ======         ======

Basic earnings per share                                           $0.72          $0.60
                                                                   =====          =====
Diluted earnings per share                                         $0.71          $0.59
                                                                   =====          =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second quarter 2000 sales were the highest quarterly sales ever for the Company, increasing 5.8% over second quarter 1999 and 3.1% over first quarter 2000. Gross margin improved to 31.1% in second quarter 2000 compared to 30.5% for second quarter 1999. For the first six months gross margin improved to 31.3% compared to 30.6% for the same period in 1999. Operating margin for the second quarter increased to 14.3% from 13.6% for the same period in 1999. Operating margin for the first six months improved to 14.5% compared to 13.8% in 1999. The second quarter effective tax rate of 37.5% was down slightly from 38% in 1999.

Net earnings of $12,535,000 for the second quarter increased 13.6% compared to the same quarter of 1999. Earnings of $24,755,000 for the first six months of 2000 were a 13.8% improvement over the same period in 1999. Earnings per share of $0.36 increased 20% in the second quarter compared to the same quarter of 1999 in part due to the stock repurchase plan authorized by the Board. EPS of $.71 for the first six months of 2000 advanced 20% from $.59 for the same period in 1999. Pretax earnings for second quarter 2000 grew 12.8% to $20,057,000 compared to $17,784,000 for second quarter 1999. Pretax earnings of $24,755,000 for the first six months of 2000 improved 12.9% from the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Baldor's financial position remains solid. The current ratio was 3.2 and the debt-to-capitalization ratio increased to 20.7% for second quarter versus 17.6% for second quarter 1999. Return on average equity was 18.1% compared to 16.4% for second quarter 1999. During the second quarter Baldor repurchased 252,000 shares under the stock repurchase program. To date 3.97 million of the authorized 6.0 million shares have been repurchased since the stock repurchase program began in September 1998.

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


PART II.  OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the second quarter of 2000, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the DM
Plan). The exercise price paid by the District Manager equaled the fair market value on the date of grant. The total amount of shares granted under the DM Plan is less than 1% of the outstanding shares of Baldor common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on April 29, 2000, at which shareholders voted on one proposal. Proposal I was the election of three Directors to the Company's Board of Directors for terms expiring in 2003. The following is a list of the Board's slate of nominees (who were the only nominees) each of whom were elected, and the results of shareholder voting on Proposal I:

                                        Votes         Votes        Votes
   Proposal                              For         Against     Withheld
   --------                              ---         -------     --------

   Proposal I
      Merlin J. Augustine, Jr.        27,328,719       N/A        608,083
      John A. McFarland               26,419,619       N/A      1,517,183
      Robert L. Proost                27,453,529       N/A        483,273

The remaining board members are listed below and each is expected to serve out his respective term:

      Jefferson W. Asher, Jr.     R. S. Boreham, Jr.     Robert L. Proost
      Fred C. Ballman             Robert J. Messey       R. L. Qualls

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


                               BALDOR ELECTRIC COMPANY
                                    (Registrant)

Date: August 14, 2000          By: /s/ Ronald E. Tucker
                                  ---------------------
                               Ronald E. Tucker - Chief Financial Officer
                               (on behalf of the Registrant and as Chief
                               Financial Officer)