Form 10-Q
period 2000-09-30
BALDOR ELECTRIC CO
filed 2000-11-09
CIK 9342

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
                                                     THE SECURITIES EXCHANGE ACT OF 1934

                                              For the quarterly period ended September 30, 2000
                                              -------------------------------------------------

                                                                      OR
                                           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                                                     THE SECURITIES EXCHANGE ACT OF 1934

                                                        Commission File Number 1-7284
                                                        -----------------------------

                                                           BALDOR ELECTRIC COMPANY
                                                           ------------------------
                                            (Exact name of registrant as specified in its charter)

                     Missouri                                                                        43-0168840
                     ---------                                                                       ----------
           (State or other jurisdiction of                                                         (I.R.S. Employer
            incorporation or organization)                                                        Identification No.)

                             5711 R.S. Boreham, Jr Street, Fort Smith, Arkansas  72908
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

At September 30, 2000, there were 33,677,677 shares of the registrant’s common stock outstanding.

                                                                 Index

                                                Baldor Electric Company and Affiliates

Part 1.   Financial Information

       Item 1.   Financial Statements (Unaudited)

                Condensed consolidated statements of earnings-Nine months ended
                September 30, 2000 and October 2, 1999

                Condensed consolidated balance sheets-September 30, 2000 and January 1, 2000

                Condensed consolidated statements of cash flow-Nine months ended
                September 30, 2000 and October 2, 1999

                Notes to condensed consolidated financial statements-September 30, 2000

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Part 2.     Other Information

      Item 2.    Recent Sales of Unregistered Securities

      Item 6.    Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                              BALDOR ELECTRIC COMPANY AND AFFILIATES
                                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            September 30        October 2           September 30         October 2
(In thousands, except share data)                               2000              1999                  2000               1999

Net sales                                                     $153,114           $144,349              $470,158          $438,612
Other income (net)                                                 383                568                 1,273             1,442
                                                               153,497            144,917               471,431           440,054
Cost and expenses:     Cost of goods sold                      106,169            100,111               324,082           304,399
                       Selling and administrative               25,609             24,110                78,854            73,545
                       Profit sharing                            2,473              2,154                 7,719             6,967
                       Interest                                    869                725                 2,792             2,235
                                                               135,120            127,100               413,447           387,146
Earnings before income taxes                                    18,377             17,817                57,984            52,908
Income taxes                                                     6,892              6,774                21,744            20,105
                       NET EARNINGS                            $11,485            $11,043               $36,240           $32,803

Net earnings per share-diluted                                   $0.33              $0.30                 $1.05             $0.89
Net earnings per share-basic                                     $0.34              $0.31                 $1.06             $0.91
Weighted average shares outstanding-diluted                 34,334,993         36,653,008            34,634,950        36,901,065
Weighted average shares outstanding-basic                   33,717,519         35,982,533            34,070,970        36,175,431
Dividends paid per common share                                  $0.13              $0.11                 $0.37             $0.33

See notes to unaudited condensed consolidated financial statements.

                                     Baldor Electric Company and Affiliates
                                      Condensed Consolidated Balance Sheets
                                                   (Unaudited)

                                                                                    September 30         January 1
                                                                                        2000               2000
ASSETS                         (in thousands)
CURRENT ASSETS
             Cash and cash equivalents                                                 $8,539             $12,103
             Marketable securities                                                     10,743              30,805
             Receivables, less allowance of $4,350                                    110,583              98,470
             Inventories:     Finished products                                        79,122              75,351
                              Work in process                                          10,643               9,728
                              Raw materials                                            48,078              47,677
                                                                                      137,843             132,756
                              LIFO valuation adjustment (deduction)                   (26,117)            (26,571)
                                                                                      111,726             106,185
             Other current and deferred tax assets                                     20,941              24,767
             TOTAL CURRENT ASSETS                                                     262,532             272,330
OTHER ASSETS                                                                           26,340              26,809
NET PROPERTY, PLANT AND EQUIPMENT                                                     125,611             124,802
                                                                                     $414,483            $423,941

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
             Accounts payable                                                         $32,062             $26,774
             Employee compensation                                                      7,198               6,021
             Profit sharing                                                             7,689               9,417
             Anticipated warranty costs                                                 5,925               5,925
             Accrued insurance obligations                                             15,382              15,675
             Other accrued expenses                                                    13,522              18,205
             Income Taxes                                                               6,473               5,752
             Current portion of long-term obligations                                     640                 605
             TOTAL CURRENT LIABILITIES                                                 88,891              88,374
LONG-TERM OBLIGATIONS                                                                  57,665              56,305
DEFERRED INCOME TAXES                                                                  13,724              13,153
SHAREHOLDERS' EQUITY
             Common stock                                                               3,890               3,872
             Additional capital                                                        36,986              34,971
             Retained earnings                                                        315,127             291,741
             Accumulated other comprehensive income                                    (4,303)             (2,676)
             TREASURY STOCK , AT COST                                                 (97,497)            (61,799)
             TOTAL SHAREHOLDERS' EQUITY                                               254,203              266,109
                                                                                     $414,483             $423,941

See notes to unaudited condensed consolidated financial statements.

                               BALDOR ELECTRIC COMPANY AND AFFILIATES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                    September 30          October 2
                                                                        2000                 1999
(In thousands)
Operating activities:
     Net earnings                                                     $36,240              $32,803
     Depreciation and amortization                                     15,014               15,672
     Deferred income taxes                                                660                5,068
     Changes in operating assets and liabilities:
          Receivables                                                 (12,112)             (15,952)
          Inventories                                                  (5,541)               5,661
          Other current assets                                          3,738                5,296
          Accounts payable                                              5,268                5,876
          Accrued expenses and other liabilities                       (5,505)              (7,518)
          Income taxes                                                    721               (2,806)
          Other , net                                                  (4,494)              (8,786)
          NET CASH PROVIDED FROM OPERATING ACTIVITIES                  33,989               35,314

Investing activities:
     Additions to property, plant and equipment                       (12,811)              (8,967)
     Net (purchases) sales of marketable securities                    20,062              (14,200)
          NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES              7,251              (23,167)

Financing activities:
     Net additions (reductions) of long-term obligations                1,395                 (562)
     Unexpended debt proceeds                                             (12)                 (54)
     Dividends paid                                                   (12,523)             (11,912)
     Common stock repurchases                                         (35,151)             (17,915)
     Stock option plans                                                 1,487                1,421
          NET CASH USED IN FINANCING  ACTIVITIES                      (44,804)             (29,022)

Net decrease in cash & cash equivalents                                (3,564)             (16,875)
Beginning cash and cash equivalents                                    12,103               24,793
Ending cash and cash equivalents                                       $8,539               $7,918

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2000

Note A   Significant Accounting Policies

Basis of Presentation:  The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 2000.  In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included.  The results of operations for the nine months ended September 30, 2000, may not be indicative of the results that may be expected for the fiscal year ending December 30, 2000.

Comprehensive Income:  Total comprehensive income was approximately $11.0 million and $10.2 million for the third quarter of 2000 and
1999, respectively, and was approximately $35.0 million and $31.7 million for the nine months ended September 30, 2000 and October 2,
1999, respectively.  Cumulative translation adjustments are the only significant items included in other comprehensive income.

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

Note B  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                                      Three Months Ended
                                                                      ------------------

(In thousands, except per share data)                  September 30, 2000           October 2, 1999
                                                       ------------------           ---------------
Numerator Reconciliation:
         Net earnings                                            $ 11,485                  $ 11,043
                                                                 ========                  ========
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                                   33,718                    35,983
         Effect of dilutive securities:
               Stock options                                          617                       670
                                                                      ---                       ---
   The denominator for diluted EPS-adjusted
         weighted average shares                                   34,335                    36,653
                                                                   ======                    ======

Basic earnings per share                                           $ 0.34                    $ 0.31
                                                                   ======                    ======
Diluted earnings per share                                         $ 0.33                    $ 0.30
                                                                   ======                    ======

                                                                      Nine Months Ended
                                                                      -----------------

(In thousands, except per share data)                  September 30, 2000           October 2, 1999
                                                       ------------------           ---------------
Numerator Reconciliation:
         Net earnings                                            $ 36,240                  $ 32,803
                                                                 ========                  ========
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                                   34,071                    36,175
         Effect of dilutive securities:
               Stock options                                          564                       726
                                                                      ---                       ---
   The denominator for diluted EPS-adjusted
         weighted average shares                                   34,635                    36,901
                                                                   ======                    ======

Basic earnings per share                                           $ 1.06                    $ 0.91
                                                                   ======                    ======
Diluted earnings per share                                         $ 1.05                    $ 0.89
                                                                   ======                    ======

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third quarter 2000 sales were the highest third quarter sales ever for the Company, increasing 6.1% over third quarter 1999. Gross margin improved to 30.7% in third quarter 2000 compared to 30.6% for third quarter 1999. For the first nine months gross margin improved to 31.1% compared to 30.6% for the same period in 1999.  Operating margin of 13.9% for the third quarter was equal to third quarter 1999.  Operating margin for the first nine months improved to 14.3% compared to 13.8% in 1999.  The third quarter effective tax rate of 37.5% was down slightly from 38% in 1999.

Net earnings of $11.49 million for the third quarter increased 4.0% from third quarter 1999.  Earnings of $36.24 million for the first nine months of 2000 were a 10.5% improvement over the same period in 1999.  Earnings per share of $0.33 increased 10% compared to the same quarter of 1999 in part due to the stock repurchase plan authorized by the Board.  EPS of $1.05 for the first nine months of 2000 advanced 18% from $.89 for the same period in 1999.  Pretax earnings for third quarter 2000 grew 3.1% to $18.38 million compared to $17.82 million for third quarter 1999.  Pretax earnings of $57.98 million for the first nine months of 2000 improved 9.6%
from the same period in 1999.

Liquidity and Capital Resources

Baldor's financial position remains solid.  The current ratio was 3.0 and the debt-to-total capital ratio was 18.5% as of September
30.  Return on average equity was 18.2% for the quarter compared to 16.2% for third quarter 1999. During the third quarter Baldor repurchased 176,200 shares under the stock repurchase program.  To date 4.1 million of the authorized 6.0 million shares have been repurchased since the stock repurchase program began in September 1998.

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

PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibit Number                    Description
          ---------------                   -----------

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

                                                                      BALDOR ELECTRIC COMPANY
                                                                                       (Registrant)

  Date: November 9, 2000                           By: /s/ Ronald E. Tucker
        -----------------                             ----------------------
                                                           Ronald E. Tucker - Chief Financial Officer (on
                                                    behalf of the Registrant and as Chief
                                                    Financial Officer)