Form 10-K
period 2000-12-30
BALDOR ELECTRIC CO
filed 2001-03-23
CIK 9342

                                                            UNITED STATES
                                                 SECURITIES AND EXCHANGE COMMISSION
                                                       Washington, D.C. 20549

                                                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

               For the fiscal year ended:                                                                 Commission File Number:
                   December 30, 2000                                                                             01-07284

                                                 B A L D O R  E L E C T R I C  C O M P A N Y
                                           (Exact name of registrant as specified in its charter)

              Missouri                                                                                   43-0168840
   (State or other jurisdiction of                                                                    (I.R.S. Employer
   incorporation or organization)                                                                     Identification No.)

5711 R. S. Boreham, Jr. St, Fort Smith, Arkansas  72901                                                (501) 646-4711
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

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on February 28, 2001, was $515,957,001.

At February 28, 2001, there were 33,891,487 shares of the registrant's common stock outstanding.

                                                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders  for the fiscal year ended December 30, 2000 (the "Annual Report to Shareholders  for 2000"),  are  incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2001 (the "2001 Proxy  Statement"),  are incorporated by reference into Part III.

PART I

Item 1.    Business

Baldor Electric Company  ("Baldor" or the "Company") was incorporated in Missouri in 1920. The Company  operates in one industry  segment,  which includes the design,  manufacture,  and sale of electric motors and drives and related products.  Baldor has made several small acquisitions;  however, the majority of its growth has come internally through broadening its markets and product lines.

Products

The AC motor  product and controls  line  presently  ranges in size from 1/50 up to 1500  horsepower.  The DC motor  product line  presently  ranges from 1/50 through 800 horsepower.  The adjustable  speed controls  product line ranges from 1/50 to 700 horsepower.  The Company's  industrial  control products include servo  products,  DC controls,  position  controls,  and inverter and vector drives.  With these products,  the Company  provides its customers the ability to purchase a "drive" from one  manufacturer.  Baldor defines a "drive" as an industrial  motor and an electronic  control.  Sales of industrial  electric motors represented  approximately  79% of the  Company's  business  in each of the years  2000 and 1999,  and 76% in 1998.  The bulk of the remaining sales include power  generators, speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts.

Baldor's motors and drives are designed,  manufactured,  and marketed for general purpose uses ("stock products") and to individual customer  requirements and specifications  ("custom  products").  Stock products represented approximately 65% of total product sales in 2000 and 63% for each of the years 1999 and 1998.
Most stock product sales are to customers who place their orders for immediate  shipment from current  inventory.  Custom products generally are shipped within two weeks from the date of order.  Because of these and other factors,  the Company does not believe that its backlog represents an accurate  indication of future shipments.

Sales and Marketing

The  products of the Company are  marketed  throughout  the United  States and in more than 60 foreign  countries.  The  Company's  field sales  organization, comprised of independent  manufacturer's  representatives  and Company sales personnel, consists of more than 51 groups,  including 40 in North  America.  The remainder of the Company's representatives are located in various parts of the world including Europe, Latin America, Australia, and the Far East.

Custom  products and stock products are sold to original  equipment  manufacturers  ("OEMs"). Stock products are also sold to  independent  distributors  for resale, often as replacement components in industrial machinery, which is being modernized or upgraded for improved performance.

No single  customer  accounted for more than 5% of sales;  therefore,  the Company does not believe that the loss of any single customer would have a material effect on its total business.

Competition

The Company faces  substantial  competition in the sale of its products in all markets  served.  Some of the Company's  competitors  are larger in size or are divisions of large diversified  companies and have  substantially  greater financial  resources.  The Company competes by providing its customers better value through product quality and efficiency and better services including product  availability,  shorter lead-times,  on-time delivery,  product  literature,  and training.

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

Research and Engineering

The  Company's  design and  development  of electric  motors and drives  includes  both the  development  of products  which extend the product  lines and the modification  of  existing  products  to meet  new  application  requirements.  Additional  development  work is done to  improve  production  methods.  Costs associated with research,  new product  development,  and product and cost  improvements  are treated as expenses when incurred and amounted to $24,987,000 in
2000, $24,881,000 in 1999 and $25,300,000 in 1998.

Environment

Compliance  with laws relating to the discharge of materials into the  environment or otherwise  relating to the protection of the  environment  has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have such an effect.

Employees

As of December 30, 2000, the Company had 4,066 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations

Sales from international  operations  (foreign  affiliates and exports) were approximately 14% of total sales in 2000 and 1999 and 15% of total sales in 1998.
See also Note H on page 24 of the Annual Report to Shareholders for 2000.

The Company's products are distributed in more than 60 foreign countries,  principally in Canada, Mexico, Europe,  Australia, the Far East, and Latin America.
In April 1997,  the Company  acquired the  UK-based  Optimised  Control Ltd.  This  wholly-owned  affiliate  has sales offices and a development and manufacturing  facility in the UK. Baldor and its affiliates in Europe have sales  offices in  Switzerland,  Germany and Italy, and development operations in Germany.  The Company owns majority interests in Australian Baldor Pty. Limited,  which has locations in Sydney and Melbourne.  The Company wholly owns Baldor
Electric (Far East) Pte. Ltd.,  located in Singapore,  and in the last two years,  the Company has opened sales offices in Taiwan, Japan, and the Philippines.
The Company also wholly owns Baldor de Mexico, S.A. de C.V., located in Leon, Mexico.

The Company  believes that it is in a position to act on global  opportunities as they become  available.  The Company also believes that there are additional risks attendant to international  operations, including currency  fluctuations and possible  restrictions on the movement of funds.  However,  these risks have not had a significant adverse effect on the Company's business.

Item 2.  Properties

The Company believes that its facilities,  including equipment and machinery, are in good condition, suitable for current operations,  adequately maintained and insured, and capable of sufficient additional production levels.  The following table contains information with respect to the Company's properties.
                                                                                                              AREA
LOCATION                                        PRIMARY USE                                                (SQ. FT.)

Fort Smith, AR                            AC motor production                                                294,969
                                          Distribution and service center                                    208,000
                                          Administration and engineering offices                              79,675
                                          Aluminum die casting                                                79,330
                                          Drives production center                                           162,000

St. Louis, MO                             Metal stamping and engineering toolroom                            108,560
                                          DC and miscellaneous motor production                               78,825

Columbus, MS                              AC motor production                                                156,000

Westville, OK                             AC and DC motor production                                         207,250

Fort Mill, SC                             DC motor, AC motor                                                 108,000
                                          and tachometer production

Clarksville, AR                           Subfractional motor, gear motor,                                  *165,735
                                          and worm-gear speed reducer production

Ozark, AR                                 AC motor production                                                151,783

Five other                                Metal stamping and motor, drives,
domestic locations                        servomotor and generator production                                253,158

Ten foreign                               Sales and distribution centers
locations                                 and servodrive production                                           99,200
                                                                                                           2,152,485

*This property is leased pursuant to an Industrial  Revenue Bond agreement.  The Company also has approximately 350,000 sq. ft. of space available for expansion currently fully leased to outside firms.

Item 3.  Legal Proceedings

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters

Information under the captions  "Ticker",  "Dividends paid",  "Common stock price range",  and  "Shareholders" on page 29 of the Annual Report to Shareholders for 2000 is incorporated  herein by reference.

Item 6.  Selected Financial Data

Information  concerning net sales, net earnings,  net earnings per share,  dividends per share,  long-term  obligations,  and total assets for the years ended
1996 through 2000 is contained  under the caption  "Eleven-Year  Summary of Financial  Data" on page 14 of the Annual Report to  Shareholders  for 2000 and is
incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Information  under the captions  "Management's  Discussion  and Analysis of Financial  Condition" and "Results of Operations" on pages 16 and 17 of the Annual
Report to Shareholders for 2000 is incorporated herein by reference.

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk

Information under the sub-caption "Market Risk" of the captions  "Management's  Discussion and Analysis of Financial Condition" and "Results of Operations" on
page 17 of the Annual Report to Shareholders for 2000 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The  consolidated  financial  statements of the Company and related notes on pages 18 through 26, the "Report of Ernst & Young LLP,  Independent  Auditors" on
page 27, and the "Summary of Quarterly  Results of Operations  (Unaudited)" on page 19 of the Annual Report to Shareholders for 2000 are  incorporated  herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information  contained in the 2001 Proxy Statement under the caption  "Proposal 1- Election of Directors" is incorporated  herein by reference.  The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

                                                                                                       Served as
                                                                                                        Officer
Name                                      Age            Position                                        Since

R. S. Boreham, Jr.                        76             Chairman                                         1961

R. L. Qualls                              67             Vice Chairman                                    1986

John A. McFarland                         49             President and                                    1990
                                                         Chief Executive Officer

Lloyd G. Davis                            53             Executive Vice President,                        1992
                                                         Chief Operating Officer, and
                                                         Secretary

Ronald E. Tucker                          43             Chief Financial Officer and                      1997
                                                         Treasurer

Charles H. Cramer                         56             Vice President - Personnel                       1984

Gene J. Hagedorn                          53             Vice President - Materials                       1994

Randy L. Colip                            41             Vice President - Sales                           1997

Jerry D. Peerbolte                        44             Vice President - Marketing                       1990

Randal G. Waltman                         51             Vice President - Motor                           1997
                                                         Engineering and Operations

John L. Peeples, III                      48             Vice President - International                   1998

Thomas J. McGuire, Jr.                    49             Vice President - Generator Division              2001

Randall P. Breaux                         38             Vice President - Customer Service                2001

Each of the  executive  officers  has served as an  officer or in a  management  capacity  with the  Company  for the last five  years.  There are no family relationships among the directors or executive officers.

Item 11.  Executive Compensation

Information  contained in the 2001 Proxy Statement  under the caption  "Executive  Compensation",  except for the  information  contained in the  sub-captions
"Report of the Board of Directors on Executive Compensation" and "Performance Graph", is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The security  ownership by officers, directors and beneficial owners of more than five percent of the Company's Common Stock included under the caption
"Security  Ownership of Certain  Beneficial  Owners and Management" of the 2001 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)  The following  consolidated  financial statements of Baldor Electric Company and its affiliates,  included in the Annual Report to Shareholders for
           2000, are incorporated by reference in Item 8 of this Report:

o          Consolidated Balance Sheets
                     - December 30, 2000 and January 1, 2000

o          Consolidated Statements of Earnings
                     - for each of the three years in the period ended December 30, 2000

o          Consolidated Statements of Cash Flows
                     - for each of the three years in the period ended December 30, 2000

o          Consolidated Statements of Shareholders' Equity
                     - for each of the three years in the period ended December 30, 2000

o          Notes to Consolidated Financial Statements

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

                                                              BALDOR ELECTRIC COMPANY
                                                                  (Registrant)

                                                              By    /s/       John A. McFarland
                                                                   President and Chief Executive Officer
                                                                   (Principal Executive Officer)

Date:  March 23, 2001

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

Signature                                              Title                                         Date

/s/     R. S. Boreham, Jr.                             Chairman and                                  March 23, 2001
        R. S. Boreham, Jr.                             Director

/s/     R. L. Qualls                                   Vice Chairman and                             March 23, 2001
        R. L. Qualls                                   Director

/s/     John A. McFarland                              President,                                    March 23, 2001
        John A. McFarland                              Chief Executive Officer, and
                                                       Director
                                                       (Principal Executive Officer)

/s/     Lloyd G. Davis                                 Executive Vice President,                     March 23, 2001
        Lloyd G. Davis                                 Chief Operating Officer, and
                                                       Secretary

/s/     Ronald E. Tucker                               Chief Financial Officer and                   March 23, 2001
        Ronald E. Tucker                               Treasurer
                                                       (Principal Financial Officer)

/s/     Jefferson W. Asher, Jr.                        Director                                      March 23, 2001
        Jefferson W. Asher, Jr.

/s/     Merlin J. Augustine, Jr.                       Director                                      March 23, 2001
        Merlin J. Augustine, Jr.

/s/     Fred C. Ballman                                Director                                      March 23, 2001
        Fred C. Ballman

/s/     Richard E. Jaudes                              Director                                      March 23, 2001
        Richard E. Jaudes

/s/     Robert J. Messey                               Director                                      March 23, 2001
        Robert J. Messey

/s/     Robert L. Proost                               Director                                      March 23, 2001
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

                                                          Additions
                                             Charged to           Charged to
                          Balance at           Costs                Other                                          Balance
                          Beginning             and                Accounts              Deductions               at End of
Description               of Period           Expenses             Describe               Describe                 Period

Deducted from current assets:
    Allowance for doubtful accounts

      2000                $ 4,350           $ 520                                        $ 270 (A)                $ 4,600
      1999                $ 4,350           $ 568                                        $ 568 (A)                $ 4,350
      1998                $ 3,525           $ 511                                        $(314)(A)                $ 4,350

Included in current liabilities:
    Anticipated warranty costs

      2000                $ 5,925           $      0                $ 700(C)                                      $ 6,625
      1999                $ 5,925           $      0                                                              $ 5,925
      1998                $ 5,200           $ 725(B)                                                              $ 5,925

(A)      Net uncollectible accounts written off (recovered) during year.

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

11                   Computation of Earnings Per Share, incorporated by reference in Note J of the Annual Report to Shareholders for 2000 filed as Exhibit 13.

13                   Portions  of the Annual  Report to  Shareholders  for 2000.  The Annual  Report is being  filed as an exhibit  solely for the  purpose of incorporating  certain  provisions  thereof by reference.  Portions of the Annual  Report not  specifically  incorporated  are not deemed
                     "filed" for the purposes of the Securities Exchange Act of 1934, as amended.

21                   Affiliates of the Registrant.

23                   Consent of Independent Auditors.

24                   Powers of Attorney (set forth on signature page hereto).

27                   Financial Data Schedule.

The  Registrant  agrees to furnish to the  Securities  and Exchange  Commission,  upon request,  pursuant to Item  601(b)(4)(iii)  of Regulation  S-K,  copies of instruments defining the rights of the holders of long-term debt of the Registrant and its consolidated affiliates.

--------------

             *       Previously filed.

             +       Management contract or compensatory plan or arrangement.

                                                            EXHIBIT 21

                                              BALDOR ELECTRIC COMPANY AND AFFILIATES

                                                   AFFILIATES OF THE REGISTRANT

NAME OF AFFILIATE                                                   LOCATION

Baldor of Arkansas, Inc.                                            Arkansas
Baldor of Nevada, Inc.                                              Nevada
BEC Business Trust                                                  Massachusetts
Baldor of Texas, L.P.                                               Texas
Baldor International, Inc.                                          U.S.Virgin Islands
Southwestern Die Casting Company, Inc.                              Arkansas
Baldor UK Holdings, Inc.                                            Delaware
Baldor Optimised Control Limited                                    United Kingdom
Baldor Optimized Control (NZ) Ltd.                                  New Zealand
Baldor Holdings, Inc.                                               Delaware
Baldor de Mexico, S.A. de C.V.                                      Mexico
Baldor ASR  AG                                                      Switzerland
Baldor ASR GmbH fur Antriebstechnik                                 Germany
Baldor ASR U.K. Limited                                             United Kingdom
Baldor Italia S.r.l.                                                Italy
Australian Baldor Pty Limited                                       Australia
Baldor Electric (Far East) PTE, Ltd.                                Singapore
Baldor Electric (Thailand) Ltd.                                     Thailand
Baldor Industrial Automation PTE. Ltd.                              Singapore
Northern Magnetics, Inc.                                            California
Baldor Japan Corporation                                            Japan
Baldor (Taiwan) Ltd                                                 Taiwan
Pow'R Gard Generator Corp.                                          Wisconsin

                                                                          EXHIBIT 23

                                                               CONSENT OF INDEPENDENT AUDITORS

We consent to the  incorporation  by reference in this Annual Report (Form 10-K) of Baldor  Electric  Company and  affiliates of our report dated  February 2,
2001, included in the 2000 Annual Report  to Shareholders of Baldor Electric Company and affiliates.

Our audits  also  included  the  financial  statement  schedule  of Baldor  Electric  Company  and  affiliates  listed in Item  14(a).  This  schedule  is the responsibility  of the Company's  management.  Our  responsibility  is to express an opinion  based on our audits.  In our opinion,  the  financial  statement schedule  referred to above,  when considered in relation to the basic financial  statements  taken as a whole,  presents fairly in all material  respects the information set forth therein.

We also consent to the  incorporation  by reference in the  Registration  Statements  (Form S-8, No. 2-77046)  pertaining to the Baldor Electric  Company 1982
Incentive  Stock Option Plan,  (Form S-8, No.  33-16766)  pertaining  to the Baldor  Electric  Company 1987  Incentive  Stock Plan,  (Form S-8, No.  33-28239)
pertaining to the Baldor Electric Company  Employee  Savings Plan,  (Form S-8, No. 33-36421)  pertaining to the Baldor Electric Company 1989 Stock Option Plan
for Non-Employee  Directors,  (Forms S-8, No. 33-59281,  No. 33-60731, and No. 333-62331) pertaining to the Baldor Electric Company 1994 Incentive Stock Plan,
(Form S-8, No.  333-33109)  pertaining  to the Baldor  Electric  Company  1996 Stock Option Plan for  Non-Employee  Directors,  and (Form S-8, No.  333-33287)
pertaining to the Baldor Electric  Company  Employees'  Profit Sharing and Savings Plan of our report dated February 2, 2001, with respect to the consolidated financial  statements  incorporated  herein by reference,  and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Baldor Electric Company and affiliates.

Ernst & Young LLP

/s/  Ernst & Young LLP

Little Rock, Arkansas
March 21, 2001

ELEVEN YEAR SUMMARY OF FINANCIAL DATA

(In thousands, except percentages and per-share data)

                                                                         PER  SHARE DATA
                                                                                                            PERCENT
                                 COST                           DILUTED         BASIC                      RETURN ON                                               LONG
                NET              GOODS           NET              NET            NET                        AVERAGE         SHAREHOLDERS'       TOTAL              TERM           WORKING
               SALES             SOLD           EARNINGS        EARNINGS       EARNINGS      DIVIDENDS       EQUITY            EQUITY           ASSETS          OBLIGATIONS       CAPITA
L

     2000    621,243           423,861           46,263            1.34           1.36           0.50         17.6%           260,845           464,978           99,832          174,803
     1999    585,551           399,833           43,723            1.19           1.21           0.45         16.5%           266,109           423,941           56,305          183,956
     1998    596,660           410,748           44,610            1.17           1.21           0.40         17.6%           264,292           411,926           57,015          176,126
     1997    564,756           389,711           40,365            1.09           1.13           0.36         18.2%           243,434           355,889           27,929          141,268
     1996    508,526           353,345           35,173            0.97           1.00           0.30         17.1%           200,325           325,486           45,027          146,975
     1995    478,315           334,306           32,305            0.84           0.88           0.26         16.3%           211,377           313,462           25,255          145,069
     1994    422,714           297,212           26,359            0.69           0.73           0.21         15.3%           184,262           283,155           26,303          118,550
     1993    360,195           255,557           19,426            0.52           0.54           0.17         12.7%           160,539           237,950           22,474          108,601
     1992    322,038           229,686           15,264            0.42           0.43           0.14         10.9%           145,226           211,941           23,209           97,343
     1991    289,121           206,953           11,922            0.33           0.34           0.14          9.3%           133,663           203,277           24,376           84,740
     1990    296,630           211,342           14,137            0.40           0.41           0.14         11.9%           123,932           200,694           25,299           75,306

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary
In 2000, Baldor achieved record sales and net earnings, both increasing 6% from 1999. Continuing our efforts from 1999, Baldor improved margins through increased productivity, reduced manufacturing costs and improved quality of products and services for our customers. Record gross and operating margins coupled with the Company's stock repurchase program helped to increase earnings per share to $1.34 from $1.19 in 1999, the 9th consecutive year of increased EPS. Also during 2000, the Company raised quarterly dividends 8% from $.12 per share to $.13 per share. Total dividends paid in 2000, amounting to $.50 per share, was an 11% increase over 1999.

Net Sales
Baldor's 2000 sales were $621.2 million, climbing 6% from 1999 sales of $585.6 million. Sales in 1998 were $589.7 million. Over the past three years, sales to distributor and Original Equipment Manufacturer (OEMs) customers have remained at approximately 50% each.
Baldor serves many industries and geographic regions by selling to a broad base of distributors and OEMs both domestically and in more than 60 countries around the world. No single customer accounted for more than 5% of sales in any year covered by this report.

Net Earnings
Net earnings in 2000 were a record $46.3 million, advancing 6% from 1999 earnings of $43.7 million. Net earnings in 1998 were $44.6 million. Gross margins, operating margins and pre-tax margins have continued to improve over the past three years.

Gross margin improved to 31.8% in 2000 from 31.7% in 1999 and 30.3% in 1998. Manufacturing costs continued to improve in 2000 compared to the prior two years. Selling and administrative costs as a percent of sales were 18.0% in 2000 compared to 17.9% in 1999 and 17.8% in 1998. The Company's concentration on improvements resulted in a record operating margin of 13.8% in 2000, slightly higher than 1999 and compared to 12.6% in 1998. Pre-tax margins were 11.9% for 2000 compared to 12.0% in 1999 and 12.2% in 1998. Our tax rate improved to 37.5% for 2000 compared to 38.0% in 1999 and 1998.

International Operations
Sales from international operations (foreign affiliates and exports) grew to $86.4 million in 2000 from $80.3 million in 1999.
International operations accounted for $90.0 million in 1998. Mexico, England and the Far East all experienced sales increases for
2000 over 1999. We experienced decreased sales in our European operations due to a weak economy, strengthening of the U.S. dollar against the local currency, and transitional issues related to the consolidation of German and U.K. manufacturing facilities to
Bristol, England. While this consolidation has been expensive, it will be beneficial to earnings after its completion in the first quarter of 2001.

Environmental Remediation
Management believes, based on their internal reviews and other factors, that the future costs relating to environmental remediation and compliance will not have a material effect on the capital expenditures, earnings or competitive position of the Company.

Year 2000
The Company's comprehensive Year 2000 initiative was implemented timely and successfully with no significant problems from the new millennium. We did not experience any disruptions from our suppliers or financial institutions nor has any Baldor product been affected by the 2000 date. We have now begun to utilize our new company-wide information system to improve visibility and reaction time to customer orders, reduce lead times, support international operations, improve productivity and better manage inventory.

Financial Position

Summary
Baldor's financial position remained strong through 2000. We maintained our financial strength by expanding research and development for new and existing products, by making capital investments in our manufacturing facilities and by continuing to invest in both our employees and customers through education and training. The Company's 6 million-share stock repurchase program announced in 1998 and expanded in 2000 is more than two-thirds complete with 4.1 million shares repurchased as of December 30, 2000.

Our financial strength is an important competitive advantage, providing a strong base to better serve our customers and finance future growth opportunities. Based upon our continued financial strength in 2000, the Board of Directors approved an 8% dividend increase during the year.

Investments
Baldor believes the investment in our employees through training and education is a key to continued success and improved shareholder value. Baldor continues to be a leader not only in employee education, but also in customer training.

Investments in property, plant and equipment amounted to $22.6 million in 2000, $14.3 million in 1999 and $38.2 million in 1998.
These investments in property, plant and equipment were made to centralize operations, increase capacity and improve quality and productivity, resulting in improved margins.

Baldor's commitment to research and development continues to help it maintain a leadership position in the marketplace and to satisfy customers' needs. Baldor continues its investments in research and development, amounting to $25.0 million in 2000, $24.9 million in
1999 and $25.3 million in 1998. We also continue to make investments in our existing products for improved performance, increased energy efficiency and manufacturability.

Current Liquidity
Baldor's liquidity position remained strong in 2000 with solid working capital and a current ratio of 3.0. Working capital was $174.8 million at year-end 2000 compared to $184.0 million at the end of 1999. Liquidity was also strengthened by cash flows from operations of $46.4 million in 2000, $52.9 million in 1999 and $50.5 million in 1998. The Company also has available lines of credit to support operations, if needed.

Long-Term Debt and Shareholders' Equity
Long-term debt as a percent of total capital was 27.7% at year-end 2000 and 17.5% at year-end 1999. Baldor repurchased 2,172,434 shares of common stock during 2000. During the first quarter of 2000, the Board of Directors approved the repurchase of an additional
1.5 million shares of stock that will expire December 31, 2001. This brings the total shares authorized for repurchase since
September 1998 to 6.0 million of which 4.1 million have been repurchased as of December 30, 2000. Shareholders' equity was $260.8 million at year-end 2000 compared to $266.1 million at the end of 1999. Return on average shareholders' equity improved to 17.6% in
2000 from 16.5% in 1999.

Dividend Policy
Annual dividends per share for 2000 increased 11% over 1999, which increased 12% over 1998. There have been seven dividend increases in the last five years. These increases were in line with Baldor's policy of making increases periodically, as earnings and financial strength warrant, and reinvesting a major portion of earnings to finance growth opportunities. The objective is for shareholders to obtain dividend increases over time while also participating in the growth of the Company.

Market Risk
The Company's interest rate risk relates from its available-for-sale securities and long-term debt. Approximately 30% of the
Company's securities portfolio matures within three years. Due to the short-term nature of these securities, anticipated interest rate risk is not considered material. The Company's fixed rate debt is 40% of the total debt obligations. An adverse ten percent change in the end-of-year market rates would not materially affect earnings in a given year.

The Company's risk to foreign currency exchange rates has historically been minimal. Foreign affiliates comprise less than 10% of total assets. The Company does not anticipate the use of derivatives for managing foreign currency risk, but continues to monitor the effects of foreign currency exchange rates.

The Company utilizes short-term swaps and options to hedge against the fluctuations in copper prices. The hedges are for materials to be used in production and are not speculative. A 10% adverse movement in the price of copper would not result in a material affect on earnings in a given year.

Forward-looking Statements
This annual report and other written reports and oral statements made from time to time by the Company and its representatives may contain forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. You are cautioned that actual results and experiences may differ materially from the forward-looking statements as a result of many factors, possibly including changes in economic conditions, competition, fluctuations in raw materials and other unanticipated events and conditions.

Consolidated Balance Sheets

Baldor Electric Company and Affiliates

                                                                                               DECEMBER 30        JANUARY 1
ASSETS (In thousands, except share data)                                                              2000             2000

CURRENT ASSETS:                     Cash and cash equivalents                                  $     5,868           12,103
                                    Marketable securities                                            9,137           30,805
                                    Receivables, less allowances for doubtful
                                    accounts of $4,600 and $4,350, respectively                    100,494           98,470
                                    Inventories:   Finished products                                81,979           75,351
                                                   Work-in-process                                  10,506            9,728
                                                   Raw materials                                    54,582           47,677
                                                                                                   147,067          132,756
                                                   LIFO valuation adjustment (deduction)           (26,116)         (26,571)
                                                                                                   120,951          106,185
                                    Other current assets and deferred income taxes                  25,971           24,767
                                    TOTAL CURRENT ASSETS                                           262,421          272,330
OTHER ASSETS                                                                                        63,737           26,809
PROPERTY, PLANT                     Land and improvements                                            6,217            5,957
AND EQUIPMENT:                      Buildings and improvements                                      50,314           43,644
                                    Machinery and equipment                                        253,426          231,437
                                    Allowances for depreciation and amortization
                                    (deduction)                                                   (171,137)        (156,236)
                                    Net property, plant and equipment                              138,820          124,802
                                                                                                  $464,978         $423,941

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT                             Accounts payable                                              $ 26,813           26,774
LIABILITIES:                        Employee compensation                                            6,154            6,021
                                    Profit sharing                                                   9,717            9,417
                                    Accrued warranty costs                                           6,625            5,925
                                    Accrued insurance obligations                                   14,409           15,675
                                    Other accrued expenses                                          17,813           18,205
                                    Income taxes                                                     5,447            5,752
                                    Current maturities of long-term obligations                        640              605
                                    TOTAL CURRENT LIABILITIES                                       87,618           88,374
LONG-TERM OBLIGATIONS                                                                               99,832           56,305
DEFERRED INCOME TAXES                                                                               16,683           13,153
SHAREHOLDERS' EQUITY:              Preferred stock, $0.10 par value
                                    Authorized shares: 5,000,000
                                    Issued and outstanding shares: None
                                   Common stock, $0.10 par value
                                    Authorized shares: 150,000,000
                                    Issued shares: 2000 - 39,020,528; 1999 - 38,722,508              3,902            3,872
                                    Additional capital                                              38,024           34,971
                                    Retained earnings                                              320,915          291,741
                                    Accumulated other comprehensive income                          (3,866)          (2,676)
                                    Treasury stock at cost (5,251,894 in 2000
                                    and 3,130,950 shares in 1999)                                  (98,130)         (61,799)
                                    TOTAL SHAREHOLDERS' EQUITY                                     260,845          266,109
                                                                                                  $464,978         $423,941

See notes to consolidated financial statements.

Consolidated Statements of Earnings

Baldor Electric Company and Affiliates

                                                                                                          Years ended
                                                                                         December 30        January 1       January 2
(In thousands, except share data)                                                               2000             2000            1999

Net sales                                                                                   $621,242         $585,551        $589,660
Other income, net                                                                              1,838            1,943           2,019
                                                                                             623,080          587,494         598,679
Costs and expenses:     Cost of goods sold                                                   423,861          399,833         410,747
                        Selling and administrative                                           111,611          104,903         104,820
                        Profit sharing                                                         9,747            9,445           9,439
                        Interest                                                               3,840            2,790           1,721
                                                                                             549,059          516,971         526,727
Earnings before income taxes                                                                  74,021           70,523          71,952
Income taxes                                                                                  27,758           26,800          27,342
  NET EARNINGS                                                                              $ 46,263         $ 43,723        $ 44,610
Net earnings per share-diluted                                                                 $1.34            $1.19           $1.17
Net earnings per share-basic                                                                   $1.36            $1.21           $1.21
Weighted average shares outstanding-diluted
                                                                                          34,570,328       36,787,349      38,067,014
Weighted average shares outstanding-basic                                                 33,980,529       36,077,484      36,911,175
See notes to consolidated financial statements.

Summary of Quarterly Results of Operations (unaudited)

Baldor Electric Company and Affiliates

                                                                                             Quarter
(In thousands, except per share data):                       First           Second           Third          Fourth          Total

2000:                    Net sales                        $158,019         $163,190        $155,376        $144,657       $621,242
                         Gross profit                       50,959           52,337          49,207          44,878        197,381
                         Net earnings                       12,220           12,535          11,485          10,023         46,263
                        *Net earnings per share-diluted       0.35             0.36            0.33            0.29           1.34
                         Net earnings per share-basic         0.35             0.37            0.34            0.30           1.36
1999:                    Net sales                        $144,094         $154,312        $146,596        $140,549       $585,551
                         Gross profit                       45,600           48,518          46,485          45,115        185,718
                         Net earnings                       10,731           11,030          11,043          10,919         43,723
                         Net earnings per share-diluted       0.29             0.30            0.30            0.30           1.19
                        *Net earnings per share-basic         0.30             0.30            0.31            0.31           1.21

*The sum of the quarter amounts does not
 agree to the total due to rounding.

Consolidated Statements of Cash Flow

Baldor Electric Company and Affiliates

                                                                                                  Years ended
                                                                               December 30          January 1          January 2
(In thousands)                                                                        2000               2000               1999
Operating activities:
          Net earnings                                                             $46,263            $43,723            $44,610
          Adjustments      Depreciation and amortization                            19,838             20,767             20,511
          to reconcile     Deferred income taxes                                     3,690              2,832              2,968
          net earnings     Changes in     Receivables                                  (65)            (8,425)              (931)
          to net cash      operating      Inventories                              (10,888)            (2,378)            (7,312)
          from operating   assets and     Other current
          activities:      liabilities:   assets                                      (481)              (856)            (9,851)
                                          Accounts payable                          (2,621)             7,874             (1,280)
                                          Accrued expenses                          (3,514)            (1,734)              (617)
                                          Income taxes                              (1,715)             2,247               2,249
                                          Other, net                                (4,154)           (11,108)                191
          Net cash from operating activities                                        46,353             52,942              50,538
Investing activities:
          Additions to property, plant and equipment                               (22,577)           (14,298)            (38,210)
          Marketable securities purchased                                           (4,597)           (35,052)            (17,996)
          Marketable securities sold                                                26,266             18,243              15,900
          Acquisitions (net of cash acquired)                                      (40,272)                 0                 732
          Net cash used in investing activities                                    (41,180)           (31,107)            (39,574)
Financing activities:
          Additional long-term borrowings                                           41,362              6,000              30,750
          Reduction of long-term obligations                                        (2,605)            (7,085)             (1,754)
          Unexpended debt proceeds                                                      (7)             5,890                 466
          Dividends paid                                                           (16,910)           (16,199)            (14,832)
          Stock option plans                                                         2,063              2,001               3,073
          Common stock repurchased                                                 (35,311)           (25,132)            (13,449)
          Net cash from (used in) financing activities                             (11,408)           (34,525)              4,254
Net increase (decrease) in cash and cash equivalents                                (6,235)           (12,690)             15,218
Beginning cash and cash equivalents                                                 12,103             24,793               9,575
Ending cash and cash equivalents                                                    $5,868            $12,103             $24,793

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

Baldor Electric Company and Affiliates

                                                                                                                                           Other
                                                                                                                                     Accumulated          Treasury
                                                                          Common Stock          Additional         Retained        Comprehensive             Stock
(In thousands, except per share amounts)                               Shares      Amount          Capital         Earnings               Income          (at cost)          Total

BALANCE AT JANUARY 3, 1998                                             36,029      $3,795          $44,606         $233,602                $(582)         $(37,987)       $243,434
Comprehensive income
     Net earnings                                                                                                    44,610                                                 44,610
     Other comprehensive income
        Securities valuation adjustment,
        net of taxes of $54                                                                                                                   87                                87
        Translation adjustments,
        net of taxes of $41                                                                                                                   67                                67
     Total other comprehensive income                                                                                                                                          154
Total comprehensive income                                                                                                                                                $ 48,505
Stock option plans (net of shares exchanged)                              355          46            5,547                                                  (2,520)          3,073
Cash dividends at $0.40 per share                                                                                   (14,832)                                               (14,832)
Common stock repurchased                                                 (656)                                                                             (13,449)        (13,449)
Acquisition and other                                                     949                      (18,658)           1,165                                 18,795           1,302
BALANCE AT JANUARY 2, 1999                                             36,677       3,841           31,495          264,545                 (428)          (35,161)        264,292
Comprehensive income
     Net earnings                                                                                                    43,723                                                 43,723
     Other comprehensive income
        Securities valuation adjustment,
        net of taxes of $169                                                                                                                (274)                             (274)
        Translation adjustments,
        net of taxes of $1,209                                                                                                            (1,974)                           (1,974)
     Total other comprehensive income                                                                                                                                       (2,248)
Total comprehensive income                                                                                                                                                $ 41,475
Stock option plans (net of shares exchanged)                             236           31            3,476                                                  (1,506)          2,001
Cash dividends at $0.45 per share                                                                                   (16,199)                                               (16,199)
Common stock repurchased                                              (1,321)                                                                              (25,132)        (25,132)
Other                                                                                                                  (328)                                                  (328)
BALANCE AT JANUARY 1, 2000                                            35,592        3,872           34,971          291,741               (2,676)          (61,799)        266,109
Comprehensive income
     Net earnings                                                                                                    46,263                                                 46,263
     Other comprehensive income
        Securities valuation adjustment,
        net of taxes of $158                                                                                                                 263                               263
        Translation adjustments,
        net of taxes of $2,325                                                                                                            (1,453)                           (1,453)
     Total other comprehensive income                                                                                                                                       (1,190)
Total comprehensive income                                                                                                                                                $ 45,073
Stock option plans (net of shares exchanged)                             234           30           3,275                                                   (1,242)          2,063
Cash dividends at $0.50 per share                                                                                  (16,910)                                                (16,910)
Common stock repurchased                                              (2,057)                        (222)                                                 (35,089)        (35,311)
Other                                                                                                                 (179)                                                   (179)
BALANCE AT DECEMBER 30, 2000                                          33,769       $3,902         $38,024         $320,915               $(3,866)         $(98,130)       $260,845

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Baldor Electric Company and Affiliates o December 30, 2000

NOTE A
SIGNIFICANT ACCOUNTING POLICIES
Line of Business: The Company operates in one industry segment which includes the design, manufacture and sale of electric motors and drives.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes. Actual results may differ from those estimates.

Consolidation: The consolidated financial statements include the accounts of the Company and all its affiliates. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company's fiscal year ends on the Saturday nearest to December 31 which results in a 52- or 53-week year. Fiscal years 2000, 1999 and 1998 contained 52 weeks. In 1998, the Company changed the fiscal year end of certain foreign affiliates from
November 30 to December 31. The extra month was recorded as an adjustment to retained earnings.

Cash Equivalents: Cash equivalents consist of highly liquid investments having original maturities of three months or less and are valued at cost which approximates market.

Marketable Securities: All marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. Those securities are stated at estimated fair value based upon market quotes.
Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included in Accumulated Other
Comprehensive Income. Realized gains, realized losses and declines in value, judged to be other than temporary, are included in Other
Income. The cost of securities sold is based on the specific identification method and interest earned is included in Other Income.

Inventories: The Company values inventories at the lower of cost or market, cost being determined principally by the last-in, first-out method (LIFO), except for $15,718,000 in 2000 and $12,886,000 in 1999, at foreign locations, valued by the first-in, first-out method (FIFO).

Property, Plant and Equipment: Property, plant and equipment, including assets under capital leases, are stated at cost.
Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets ranging from three to thirty-nine years and the remaining term of capital leases, respectively.

Fair Value of Financial Instruments: The Company's methods and assumptions used to estimate the fair value of financial instruments include quoted market prices for marketable securities and discounted cash flow analysis for fixed long-term debt. The Company estimates that the fair value of its financial instruments approximates carrying value at December 30, 2000 and January 1, 2000.

Long-Lived Assets: Impairment losses are recognized on long-lived assets when information indicates the carrying amount of these assets, intangibles and any goodwill related to long-lived assets will not be recovered through future operations or sale.

Benefit Plans: The Company has a profit-sharing plan covering most employees with more than two years of service. Baldor contributes
12% of earnings before income taxes of participating companies to the Plan.

Income Taxes: Income taxes are provided based on the liability method of accounting. Deferred income taxes are provided for the expected future tax consequences of temporary differences between the basis of assets and liabilities reported for financial and tax purposes.

Research and Engineering: Costs associated with research, new product development and product cost improvements are treated as expenses when incurred and amounted to approximately $24,987,000 in 2000, $24,881,000 in 1999 and $25,300,000 in 1998.

Financial Derivatives: Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments
and Hedging Activities as amended by SFAS No. 138 will become effective for fiscal years beginning after June 15, 2000. SFAS No. 133 defines derivative instruments and requires that they be recognized as assets or liabilities in the statement of financial position, measured at fair value. It further specifies the nature of changes in the fair value of the derivatives which are included in the current period results of operations and those which are included in other comprehensive income. Management has assessed the impact of SFAS No. 133 and determined that the Company's adoption at December 31, 2000 will not have a material impact on the consolidated financial statements of the Company based on the hedges currently in place.

Shipping and Handling Costs: In July, 2000, The Financial Accounting Standards Board issued EITF 00-10, Accounting for Shipping and
Handling Fees and Costs, effective for Baldor in the fourth quarter of 2000. EITF 00-10 requires companies to classify all amounts billed to customers in a sale transaction, related to shipping and handling, as revenue. The Company has historically classified freight charges billed to customers as an offset to gross freight costs. The Company adopted EITF 00-10 in the fourth quarter of
2000. Accordingly, net sales and selling and administrative expenses have been restated for all periods presented. Costs included in selling and administrative expenses related to shipping and handling amounted to $23,986,000 in 2000, $22,048,000 in 1999 and
$21,070,000 in 1998.

Reclassification: The Company has reclassified the presentation of certain prior year information to be consistent with the presentation in the current year.

NOTE B~LONG-TERM OBLIGATIONS
Long-term obligations consist of the following:

(In thousands)                                              2000        1999
Industrial Development Bonds:
   due through 2004 at 5.50% fixed rate                  $  2,790     $ 3,395
   due through 2004 at 4.3% variable rate                   2,300       2,300
   due through 2010 at 4.5% variable rate                   3,440       3,440
   due through 2010 at 4.3% variable rate                   2,025       2,025
Notes payable to banks:
   due January 19, 2001 at 7.2% fixed rate                 38,000
   due January 2, 2001 at 7.6% variable rate                3,200
   due January 3, 2001 at 7.3% variable rate                1,000
   due January 4, 2001 at 7.5% variable rate                1,000
   due January 19, 2001 at 7.2% variable rate               6,000       6,000
   due February 7, 2001 at 7.06% variable rate             14,750      14,750
   due October 23, 2001 at 5.07% fixed rate                25,000      25,000
   due September 30, 2005 at 8.27% fixed rate                 304
   due February 1, 2005 at 8.0% fixed rate                    333
   due on demand at prime rate                                330
                                                          100,472      56,910
Less current maturities                                       640         605
                                                         $ 99,832     $56,305

Certain long-term obligations are collateralized by property, plant and equipment with a net book value of $4,439,000 at
December 30, 2000.

Maturities of long-term obligations during each of the five fiscal years ending 2005 are: 2001 - $640,000; 2002 - $1,760,000; 2003
- $1,880,000; 2004 - $810,000; 2005 and thereafter - $94,415,000.

Certain long-term obligations require that the Company maintain certain financial ratios. These financial ratios were all met for
2000 and 1999. At December 30, 2000, the Company had outstanding letters of credit totaling $8,634,000.

Interest paid was $2,899,000 in 2000, $3,117,000 in 1999 and $2,233,000 in 1998.

The Company had lines of credit aggregating $22,500,000 available at December 30, 2000, with $11,200,000 borrowed under these lines at December 30, 2000. These arrangements do not have termination dates but are renewed annually. Interest on these lines of credit is at rates mutually agreed upon at the time of borrowing.

The Company has negotiated commitments to renew notes payable to banks of $38,000,000, $14,750,000 and $25,000,000 on or before their due dates.

NOTE C MARKETABLE SECURITIES
Baldor currently invests in only high-quality, short-term investments which it classifies as available-for-sale. Differences between amortized cost and estimated fair value at December 30, 2000 and January 1, 2000 are not material and are included in
Accumulated Other Comprehensive Income. Because investments are predominantly short-term and are generally allowed to mature, realized gains and losses for both years have been minimal.

 The following table presents the estimated fair value breakdown of investments by category:

(In thousands)                          2000               1999

Municipal debt securities            $ 4,661            $18,128
U.S. corporate debt securities           351             11,183
U.S. Treasury & agency securities      4,269              8,441
Other debt securities                    217              1,219
                                       9,498             38,971
Less cash equivalents                    361              8,166
                                     $ 9,137            $30,805

The estimated fair value of marketable debt and equity securities at December 30, 2000 was $622,000 due in one year or less,
$2,058,000 due in one to three years and $6,817,000 due after three years. Because of the short-term nature of the investments, expected maturities and contractual maturities are generally the same.

NOTE D INCOME TAXES
The Company made income tax payments of $25,775,000 in 2000, $22,743,000 in 1999 and $23,694,000 in 1998. Income tax expense consists of the following:

(In thousands)                  2000         1999          1998

Current:   Federal           $21,626      $20,725       $20,820
           State               1,932        2,690         2,646
           Foreign               510          553           908
Deferred:                      3,690        2,832         2,968
                             $27,758      $26,800       $27,342

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these differences relate primarily to depreciation, certain liabilities and bad debt expense.

The following table reconciles the difference between the Company's effective income tax rate and the federal corporate statutory rate:

                                                  2000         1999       1998

Statutory federal income tax rate                 35.0%        35.0%      35.0%
State taxes, net of federal benefit                2.1          2.6        2.8
Other                                              0.4          0.4        0.2
Effective income tax rate                         37.5%        38.0%      38.0%

The principal components of deferred tax assets (liabilities) follow:

                                                              2000            1999

Property, plant, equipment and intangibles                $(18,680)       $(17,666)
Accrued liabilities                                          6,003           8,607
Employee compensation and benefits                           2,092           2,164
Total deferred tax liabilities                            $(10,585)       $ (6,895)

Notes to Consolidated Financial Statements (continued)

NOTE E FINANCIAL DERIVATIVES
Hedging of Copper and Aluminum Requirements
The Company purchases significant amounts of copper and aluminum, key ingredients in its motor production, under short-term firm price contracts which are renegotiated annually. In order to hedge itself from exposure to price fluctuations on these two metals, the Company utilizes options and swaps for quantities of metal estimated to be used in our product in the future. Option costs are carried in Other Current Assets, net of realized gains deferred, and are amortized to Cost of Goods Sold over the period that the metal is used. Gains and losses on swaps are recorded in Cost of Goods Sold when the contracts are settled.

The off-balance sheet fair values and net unamortized costs with respect to the Company's metal hedging programs were not material at
December 30, 2000 and January 2, 2000.

NOTE F SHAREHOLDERS' EQUITY
The Company maintains a shareholder rights plan intended to encourage a potential acquirer to negotiate directly with the Board of
Directors. The purpose of the plan is to ensure the best possible treatment for all shareholders. Under the terms of the plan, one
Common Stock Purchase Right (a Right) is associated with each outstanding share of common stock. If an acquiring person acquires
20% or more of the Baldor common stock then outstanding, the Rights become exercisable and would cause substantial dilution.
Effectively, each such Right would entitle its holder (excluding the 20% owner) to purchase shares of Baldor common stock for half of the then current market price, subject to certain restrictions under the plan. A Rights holder is not entitled to any benefits of the
Right until it is exercised. The Rights, which expire in May 2008, may be redeemed by the Company at any time prior to someone acquiring 20% or more of Baldor's outstanding common stock and in certain events thereafter.

NOTE G COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
The Company leases certain computers, buildings and other equipment under operating lease agreements. Related rental expense was
$5,400,000 in 2000, $4,800,000 in 1999 and 1998. Future minimum payments for operating leases having noncancelable lease terms in excess of one year are: 2001 - $3,287,000; 2002 - $2,996,000; 2003 - $2,628,000; 2004 - $397,000; and 2005 - $258,000.

Legal Proceedings
The Company is subject to a number of legal actions arising in the ordinary course of business. In management's opinion, the ultimate resolution of these actions will not materially affect the Company's financial position or results of operations.

NOTE H FOREIGN OPERATIONS

The Company's foreign operations include both export sales and the results of its foreign affiliates in Europe, Australia, Singapore and Mexico. Consolidated sales, earnings before income taxes, and identifiable assets consist of the following:

(In thousands)                       2000         1999          1998
Net Sales:
  United States Companies
      Domestic customers         $534,796     $505,477      $506,644
      Export customers            39, 054       36,981        41,855
                                  573,850      542,458       548,499
  Foreign Affiliates               47,378       43,091        48,161
                                 $621,228     $585,549      $596,660
Earnings Before Income Taxes:
      United States Companies    $ 71,462     $ 68,772      $ 69,164
      Foreign Affiliates            2,559        1,751         2,788
                                 $ 74,021     $ 70,523      $ 71,952
Assets:
      United States Companies    $444,907     $394,610      $378,468
      Foreign Affiliates           20,071       29,331        33,458
                                 $464,978     $423,941      $411,926

Assets and liabilities of foreign affiliates are translated into U.S. dollars at year-end exchange rates. Income statement items are generally translated at average exchange rates prevailing during the period. Translation adjustments are recorded in
Accumulated Other Comprehensive Income in Shareholders' Equity.

NOTE I STOCK PLANS

The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and
related interpretations. Grants can and have included: (1) incentive stock options to purchase shares at prices not less than the market value at grant date, and/or (2) non-qualified stock options to purchase shares of restricted stock equal to and less than the stock's market value at grant date. Grants from the 1990 Plan expire six years from the grant date. All other grants expire 10 years from the date of grant. The 1981, 1987 and 1989 Plans have expired except for options outstanding. A summary of the Company's stock plans follows.

1990 Plan - Only non-qualified options can be granted from this plan. Options vest and become 50% exercisable at the end of one year and 100% exercisable at the end of two years. There are no charges to income.

1981, 1987 and 1994 Plans - Incentive stock options vest and become fully exercisable with continued employment of six months for officers and three years for non-officers. Restrictions on non-qualified stock options normally lapse after a period of five years or earlier under certain circumstances. Related compensation expense for the non-qualified stock options is amortized over the applicable compensatory period.

1996 Plan - Each non-employee director is granted an annual grant consisting of non-qualified stock options to purchase: (1) 3,240 shares at a price equal to the market value at grant date, and (2) 2,160 shares at a price equal to 50% of the market value at grant date. These options are immediately exercisable and related. Related compensation expense on the options granted at 50% of market is amortized over the applicable compensatory period.

Plan          Type                      Administrator                    Recipients                   Status
1981          Non-compensatory          Board of Directors               Employees                    Expired
1987          Compensatory              Stock Option Committee           Employees                    Expired
1989          Compensatory              Executive Committee              Non-employee directors       Expired
1990          Non-compensatory          Stock Option Committee           District Managers            Active
1994          Compensatory              Stock Option Committee           Employees                    Active
1996          Compensatory              Executive Committee              Non-employee directors       Active

The alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (SFAS No. 123),
Accounting for Stock-Based Compensation, requires the use of an option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and requires input of highly subjective assumptions. Traded options have no vesting restrictions and are fully transferable. The Company's stock options have characteristics significantly different from those of traded options and the assumptions can materially affect the fair value estimate. Therefore, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, net income and earnings per share required by SFAS No. 123 have been determined as if the
Company had accounted for its stock options under SFAS No. 123 using the Black-Scholes model. The fair value for these options was estimated as of the grant date. The estimated fair value of the option is amortized to expense over the options' vesting periods. The initial impact on pro forma net income and net income per share may not be representative of the compensation expense in future years when the effect of the amortization of multiple awards would be reflected in the pro forma disclosure. A summary of the
Company's weighted average variables, pro forma information, and stock option activity for fiscal years 2000, 1999 and 1998 follows.

                                                              2000                       1999                        1998
Weighted Average Variables
Volatility                                                    3.6%                       2.3%                       16.6%
Risk-free interest rates                                      6.6%                       5.1%                        5.7%
Dividend yields                                               2.8%                       2.1%                        1.7%
Expected option life                                     7.0 years                  6.9 years                   7.0 years
Remaining contractual life                               5.9 years                  6.1 years                   6.3 years
Fair value per share price granted during year
     At market price                                        $ 3.56                     $ 3.03                      $ 6.24
     At less than market price                              $ 5.59                     $ 8.54                      $ 9.31

Pro Forma Information
Pro forma net income (in thousands)                        $45,048                    $41,728                     $41,602
Pro forma earnings per share                                 $1.31                      $1.14                       $1.10

Stock Option Activity                                     Weighted                   Weighted                    Weighted
                                                           Average                    Average                     Average
                                              Shares   Price/Share        Shares  Price/Share        Shares   Price/Share
Total options outstanding
     Beginning Balance                     2,710,817        $14.85     2,680,603       $13.74     2,766,005        $11.44
         Granted                             358,833         16.13       414,250        17.27       497,400         21.67
         Exercised                          (298,020)         8.02      (313,373)        8.12      (459,768)         7.57
         Canceled                           (101,731)        17.93       (70,663)       20.25      (123,034)        17.12
     Ending Balance                        2,669,899         15.67     2,710,817        14.85     2,680,603         13.74

Shares authorized for grant               11,991,600                  11,991,600                 11,991,600
Shares exercisable                         2,135,299                   2,029,852                  1,704,866
Shares reserved for future grants          2,128,435                   2,403,253                  2,745,305

Notes to Consolidated Financial Statements (continued)

NOTE J EARNINGS PER SHARE

The Company's presentation of financial results now includes both diluted earnings per share and basic earnings per share in accordance with SFAS No. 128, Earnings Per Share.

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes all common stock equivalents. The table below details earnings per share for the years indicated:

                                                  2000         1999         1998
Numerator Reconciliation:
  The numerator is the same for
  diluted and basic EPS:
          Net earnings (in thousands)          $46,263      $43,723     $44,610
  Denominator Reconciliation:
  The denominator for basic
  earnings per share:
          Weighted average shares           33,980,529   36,077,484   36,911,175
          Effect of dilutive securities:
            Stock options                      589,799      709,865    1,155,839
  The denominator for diluted
  earnings per share:
          Adjusted weighted
          average shares                    34,570,328   36,787,349   38,067,014
 Basic Earnings Per Share                        $1.36        $1.21        $1.21
Diluted Earnings Per Share                       $1.34        $1.19        $1.17

NOTE K ACQUISITIONS

On November 27, 2000, the Company acquired Pow'R Gard Generator Corporation for cash in the amount of $40 million. The acquisition has been accounted for as a purchase. Goodwill associated with the acquisition is being amortized on a straight-line basis over 40 years. Pow'R Gard's annual sales for the year ended December 30, 2000 were approximately $25 million. Pow'R Gard's results of operations are not material to the Company's consolidated financial statements. Accordingly, pro forma information has not been presented. The Company's consolidated financial statements include the results of operations and the assets and liabilities of Pow'R
Gard after November 27, 2000.

On March 5, 1998, the Company issued 951,000 shares of common stock for all of the outstanding stock of Northern Magnetics, Inc., a motor manufacturer. The transaction was accounted for as a pooling of interests. Northern Magnetics' results of operations in prior years was not material to the Company's consolidated financial statements. As such, prior year financial statements have not been restated.

Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors, Baldor Electric Company and Affiliates

     We have audited the accompanying consolidated balance sheets of Baldor Electric Company and affiliates as of December 30, 2000 and January 1, 2000, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldor Electric Company and affiliates at December 30, 2000 and January 1, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.

Little Rock, Arkansas
February 2, 2001

Report of Management on Responsibility for Financial Reporting

     Baldor management is responsible for the integrity and objectivity of the financial information contained in this annual report.
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, applying informed judgments and estimates where appropriate.

     Baldor maintains a system of internal accounting controls that provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles.

     The Audit Committee of the Board of Directors is composed solely of outside directors and is responsible for recommending to the
Board the independent accounting firm to be retained for the coming year. The Audit Committee meets regularly with the independent auditors, with the Director of Audit Services, as well as with Baldor management, to review accounting, auditing, internal accounting controls and financial reporting matters. The independent auditors, Ernst & Young LLP, and the Director of Audit
Services, have direct access to the Audit Committee without the presence of management to discuss the results of their audits.

     Ernst & Young LLP, independent certified public accountants, have audited Baldor's financial statements. Management has made available to Ernst & Young LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

/s/ R. S. BOREHAM, JR.      /s/ R. L. QUALLS       /s/ JOHN McFARLAND         /s/ LLOYD G. DAVIS              /s/ RONALD E. TUCKER
Chairman of the Board       Vice Chairman          President and              Executive Vice President,       Chief Financial Officer
                                                   Chief Executive Officer    Chief Operating Officer         and Treasurer
                                                                              and Secretary

Board of Directors

Roland S. Boreham, Jr.,Chairman
Chairman of the Board since 1981.
Former Chief Executive Officer.
Officer since 1961.
Director since 1961.
Chairman - Executive Committee.
Member - Nominating Committee.

R. L. Qualls, Vice Chairman
Vice Chairman of the Board since 1996.
Former Chief Executive Officer.
Officer from 1986 through 2000.
Director since 1987.
Member - Executive Committee.

John A. McFarland, President
and Chief Executive Officer
Officer since 1990.
Director since 1996.
Member - Executive Committee.
Chairman - Nominating Committee.

Jefferson W. Asher, Jr.
Independent management consultant.
Director since 1973.
Chairman - Audit Committee.

Merlin J. Augustine, Jr.
Associate Vice Chancellor for
Finance and Administration at the
University of Arkansas in Fayetteville.
Chairman of the Board of Arkansas
Science and Technology Authority.
Founder and Chief Executive Officer
of the M&N Augustine Foundation
for Human Development, Inc.
Director since 2000.
Member - Nominating Committee.

Fred C. Ballman
Former Chairman of the Board.
Former Chief Executive Officer.
Director from 1944 to 1982 and since 1992.

Richard E. Jaudes
Partner, Thompson Coburn LLP,
Attorneys at Law.
Director since 1999.
Member - Stock Option Committee.

Robert J. Messey
Senior Vice President and
Chief Financial Officer of
Arch Coal, Inc. (NYSE).
Director since 1993.
Chairman - Stock Option Committee.
Member - Audit Committee.

Robert L. Proost
Financial Consultant and Lawyer.
Former Corporate Vice President,
Chief Financial Officer, and
Director of Administration of
A.G. Edwards & Sons, Inc.
Director since 1988.
Member - Audit Committee.
Member - Stock Option Committee.

Officers
Randall P. Breaux
Vice President - Customer Service
Officer since 2001.

Randy L. Colip
Vice President - Sales
Officer since 1997.

Charles H. Cramer
Vice President - Personnel
Officer since 1984.

Lloyd G. Davis
Executive Vice President,
Chief Operating Officer and Secretary
Officer since 1992.

Gene J. Hagedorn
Vice President - Materials
Officer since 1994.

Thomas J. McGuire, Jr.
Vice President - Generator Division
Officer since 2001.

John L. Peeples, III
Vice President - International
Officer since 1998.

Jerry D. Peerbolte
Vice President - Marketing
Officer since 1990.

Ronald E. Tucker
Chief Financial Officer
and Treasurer
Officer since 1997.

Randal G. Waltman
Vice President - Motor Engineering
and Operations
Officer since 1997.

Shareholder Information

Dividend policy
Baldor's dividend policy is to periodically increase dividends as earnings and financial strength warrant, but also to reinvest a major portion of earnings to help finance growth opportunities. The objective is for shareholders to obtain dividend increases over time while also participating in the growth of the Company.

Dividends paid
Baldor's annual dividend rate for 2000 increased 11% over 1999. There have been 7 dividend increases in the last five years, and 13 increases in the last ten years.

                           2000              1999             1998
1st quarter               $0.12             $0.11            $0.10
2nd quarter                0.12              0.11             0.10
3rd quarter                0.13              0.11             0.10
4th quarter                0.13              0.12             0.10
Year                      $0.50             $0.45            $0.40

Common stock price range
                                2000                        1999
                           HIGH         LOW           HIGH         LOW
1st quarter             $19.1875     $14.8750      $20.5000     $18.8750
2nd quarter              19.1875      17.5000       21.6875      18.2500
3rd quarter              21.0625      18.1250       20.2500      17.2500
4th quarter              22.5000      19.2500       20.5000      17.0000

Shareholders
At December 30, 2000, there were 5,715 shareholders of record including employee shareholders through participation in the benefit plans.

Independent auditors

Ernst & Young LLP
425 west Capitol - Suite 3600
Little Rock, Arkansas  72201

General Counsel

Thompson Coburn LLP
1 Mercantile Center
St. Louis, Missouri  63101

Ticker

The common stock of Baldor Electric Company trades on the New York Stock Exchange (NYSE) with the ticker symbol BEZ.

Form 10-K report

Baldor's Form 10-K report is filed with the Securities and Exchange Commission and the NYSE.  Shareholders may obtain a copy fo the Form 10-K report, including the financial statements and financial statement schedules, by written request (without charge) from the Company's Investor Relations Department at the address under shareholder inquiries.

Shareholder incquiries

To request additional copies of the Annual Report, or other materials and information about Baldor Electric Company, please contact us at:

Baldor Electric Company
Attn:  Investor Relations
P.O. Box 2400
Fort Smith, Arkansas  72902
Phone: (501) 646-4711
Fax:   (501) 648-5752
Internet:  www.baldor.com

Transfer agent and registrar

Continental Stock Transfer & Trust Company
2 Broadway
New York, New York  10004
(800)509-5586