Form 10-Q
period 2001-03-31
BALDOR ELECTRIC CO
filed 2001-05-15
CIK 9342

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
                                                     THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended March 31, 2001

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
Yes[X]        No [   ]

At March 31, 2001, there were 33,875,951 shares of the registrant's common stock outstanding.

                                                                 Index

                                                Baldor Electric Company and Affiliates

Part 1.   Financial Information

       Item 1.  Financial Statements (Unaudited)

                Condensed consolidated statements of earnings-Three months ended
                March 31, 2001 and April 1, 2000

                Condensed consolidated balance sheets-March 31, 2001 and December 30, 2000

                Condensed consolidated statements of cash flow-Three months ended
                March 31, 2001 and April 1, 2000

                Notes to condensed consolidated financial statements-March 31, 2001

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part 2.   Other Information

       Item 6.  Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                       Baldor Electric Company and Affiliates
                              Condensed Consolidated Statement of Earnings (Unaudited)

                                                                              Three Months Ended
                                                                        March 31             April 1
(In thousands, except share data)                                           2001                2000
Net sales                                                               $150,155            $158,019
Other income (net)                                                           149                 327
                                                                         150,304             158,346
Cost and expenses: Cost of goods sold                                    107,545             107,060
                   Selling and administrative                             28,296              28,135
                   Profit sharing                                          1,554               2,524
                   Interest                                                1,533               1,076
                                                                         138,928             138,795
Earnings before income taxes                                              11,376              19,551
Income taxes                                                               4,209               7,331
                   Net Earnings                                           $7,167             $12,220

Net earnings per share-diluted                                             $0.21               $0.35
Net earnings per share-basic                                               $0.21               $0.35
Weighted average shares outstanding-diluted                           34,495,933          35,070,064
Weighted average shares outstanding-basic                             33,850,276          34,569,291
Dividends declared per common share                                        $0.13               $0.12

See notes to unaudited condensed consolidated financial statements.

                             Baldor Electric Company and Affiliates
                        Condensed Consolidated Balance Sheets (Unaudited)

                                                                             March 31       December 30
(In thousands)                                                                   2000              2000
ASSETS
Current Assets:
             Cash and cash equivalents                                         $7,026            $5,868
             Marketable securities                                              4,836             9,137
             Receivables, less allowance of $4,600 and $4,350                  98,808           100,494
             Inventories: Finished products                                    81,328            81,979
                          Work in process                                      11,121            10,506
                          Raw materials                                        54,404            54,582
                                                                              146,853           147,067
                          LIFO valuation adjustment (deduction)               (26,038)          (26,116)
                                                                              120,815           120,951
             Other current assets and deferred income taxes                    22,140            25,971
             Total Current Assets                                             253,625           262,421
Other Assets                                                                   62,908            63,737
Net Property, Plant and Equipment                                             137,105           138,820
                                                                            $453,638          $464,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabiliies:
             Accounts payable                                                 $24,680           $26,813
             Employee compensation                                              7,743             6,154
             Profit sharing                                                     1,520             9,717
             Accrued warranty costs                                             6,625             6,625
             Accrued insurance obligations                                     15,486            14,409
             Other accrued expenses                                            11,707            17,813
             Income Taxes                                                       6,577             5,447
             Current maturities of long-term obligations                          640               640
             Total Current Liabilities                                         74,978            87,618
Long-term Obligations                                                          98,201            99,832
Deferred Income Taxes                                                          16,943            16,683
Shareholders' Equity
             Common stock                                                       3,926             3,902
             Additional capital                                                41,952            38,024
             Retained earnings                                                323,796           320,915
             Accumulated other comprehensive income                            (5,005)           (3,866)
             Treasury stock , at cost                                        (101,153)          (98,130)
             Total Shareholders' Equity                                       263,516           260,845
                                                                             $453,638          $464,978

See notes to unaudited condensed consolidated financial statements.

                     Baldor Electric Company and Affiliates
              Condensed Consolidated Statements of Cash Flow (Unaudited)

                                                                   Three Months Ended,
                                                                March 31        April 1
                                                                    2001           2000
(In thousands)
Operating activities:
      Net earnings                                                $7,167        $12,220
      Depreciation and amortization                                5,005          5,095
      Deferred income taxes                                          329            380
      Changes in operating assets and liabilities:
           Receivables                                             1,686         (8,954)
           Inventories                                               136           (833)
           Other current assets                                    3,761          2,132
           Accounts payable                                       (2,133)           531
           Accrued expenses                                      (11,636)        (7,104)
           Income taxes                                            1,130          6,011
           Other, net                                             (1,212)        (1,243)
      Net cash provided by operating activities                    4,233          8,235

Investing activities:
      Additions to property, plant and equipment                  (2,273)        (3,447)
      Marketable securities purchased                               (310)        (3,146)
      Marketable securities sold                                   4,612         12,226
      Net cash provided by investing activities                    2,029          5,633

Financing activities:
      Net additions (reductions) of long-term obligations         (1,631)         6,000
      Unexpended debt proceeds                                        (5)            (8)
      Dividends paid                                              (4,407)        (4,084)
      Stock repurchases                                             (785)       (26,837)
      Stock option plans                                           1,724            795
      Net cash used in financing  activities                      (5,104)       (24,134)

Net increase (decrease) in cash & cash equivalents                 1,158        (10,266)
Beginning cash and cash equivalents                                5,868         12,103
Ending cash and cash equivalents                                  $7,026         $1,837

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2001

Note A   Significant Accounting Policies

Basis of Presentation:  The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company's
Annual Report on Form 10-K for the year ended December 30, 2000.  In the opinion of management, all adjustments
(consisting only of normal recurring items) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2001, may not be indicative of the results that may be expected for the fiscal year ending December 29, 2001.

Comprehensive Income:  Total comprehensive income was approximately $6.5 million and $11.8 million for the first quarter of 2001 and
2000, respectively.  Cumulative translation adjustments are the only significant items included in other comprehensive income.

Segment Reporting: The Company has only one reportable segment; therefore, the consolidated financial statements reflect segment information.

Financial Derivatives: Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments
and Hedging Activities as amended by SFAS No. 138 became effective for fiscal years beginning after June 15, 2000.  SFAS No. 133 defines derivative instruments and requires that they be recognized as assets or liabilities in the statement of financial position, measured at fair value.  It further specifies the nature of changes in the fair value of the derivatives which are included in the current period results of operations and those which are included in other comprehensive income.  The Company's adoption at December
31, 2000 has had no material impact on the condensed consolidated financial statements.

Note B  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                                       Three Months Ended

(In thousands, except per share data)                      March 31, 2001             April 1, 2000
Numerator Reconciliation:
         Net earnings                                             $ 7,167                  $ 12,220
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                                   33,850                    34,569
         Effect of dilutive securities:
               Stock options                                          646                       501
   The denominator for diluted EPS-adjusted
         Weighted average shares                                   34,496                    35,070

Basic earnings per share                                           $ 0.21                    $ 0.35
Diluted earnings per share                                         $ 0.21                    $ 0.35

Note C  Recent and Proposed Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities".  SFAS No. 140 replaces SFAS No. 125, issued in June 1996.  SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise carries over most of the provisions of SFAS No. 125 without reconsideration.  SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  Certain provisions of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.  The Company's adoption of SFAS No. 140 has not had and is not expected to have a material effect on its condensed consolidated financial position, results of operations or cash flows.

Note D  Credit Facilities

On March 16, 2001, the Company entered into a loan agreement ("the facility") with a bank, which provides the Company up to $70 million of borrowing capacity.  The facility is secured with Company's trade accounts receivable and matures March 15, 2003.  Interest is calculated at a relevant commercial paper rate plus applicable margin.  At March 31, 2001 the Company had outstanding borrowings on the facility amounting to $44 million at an interest rate of 5.18%.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First quarter 2001 sales declined 5.0% from first quarter 2000. Gross and operating margins declined to 28.4% and 9.5%, respectively, compared to 32.2% and 14.4%, respectively in first quarter 2000.  While Baldor is fortunate to serve a large number of markets, many of these markets were weak in the first quarter.

Net earnings of $7.2 million for the first quarter decreased 41.4% from first quarter 2000.  Earnings per share of $0.21 declined 40.0%
compared to the same quarter of 2000.  Pretax earnings for first quarter 2001 decreased 41.8% to $11.4 million compared to $19.5 million for first quarter 2000.  Operating margins and net earnings were negatively impacted by the decline in orders along with restructuring in Europe and expansion in Ozark, AR.  Management believes restructuring and expansion efforts completed during first quarter 2001 will improve the performance of those operations during the balance of the year.

Liquidity and Capital Resources

Baldor's financial position remains solid.  The current ratio was 3.4 and the debt-to-total capital ratio was 27.1% as of March 31,
2001.  Return on average equity was 16.1% for the quarter compared to 17.7% for the same period last year. During the first quarter
Baldor repurchased 37,900 shares under the stock repurchase program.  To date approximately 4.2 million of the authorized 6.0 million shares have been repurchased since the stock repurchase program began in September 1998.

Forward-looking Statements

This document contains statements that are forward-looking, ie. not historical facts.  The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as "outlook", "optimistic", "trends", "expect(s)",
"assuming", "expectations", "forecasted", "estimates", "expected") are based on the Company's current expectations and some of them are subject to risks and uncertainties, possibly including changes in economic conditions, competition, fluctuations in raw materials and other unanticipated events and conditions, the outcome of which could result in actual future performance being materially different from the performance indicated.  These statements should be read in conjunction with the Company's most recent annual report (as well as the Company's Form 10-K and other reports filed with the Securities and Exchange Commission) containing a discussion of the Company's business and of various factors that may affect it.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk or market risk factors since the 2000 Annual Report to Shareholders.

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

                                                                      BALDOR ELECTRIC COMPANY
                                                                           (Registrant)

  Date: May 15, 2001                                By: /s/ Ronald E. Tucker
                                                    Ronald E. Tucker - Chief Financial Officer (on
                                                    behalf of the Registrant and as Chief
                                                    Financial Officer)