Form 10-Q
period 2001-06-30
BALDOR ELECTRIC CO
filed 2001-08-14
CIK 9342

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
                                                     THE SECURITIES EXCHANGE ACT OF 1934

                                                 For the quarterly period ended June 30, 2001

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

At June 30, 2001, there were 33,931,715 shares of the registrant's common stock outstanding.

                                                                 Index

                                                Baldor Electric Company and Affiliates

Part 1.   Financial Information

       Item 1.  Financial Statements (Unaudited)

                Condensed consolidated balance sheets-June 30, 2001 and December 30, 2000

                Condensed consolidated statements of earnings-Three and six months ended
                June 30, 2001 and July 1, 2000

                Condensed consolidated statements of cash flow-Six months ended
                June 30, 2001 and July 1, 2000

                Notes to condensed consolidated financial statements-June 30, 2001

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part 2.   Other Information

       Item 4.  Submission of Matters to a Vote of Security Holders

       Item 6.  Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                     Baldor Electric Company and Affiliates
                               Condensed Consolidated Balance Sheets (Unaudited)

                                                                    June 30         December 30
(in thousands)                                                         2001                2000
Assets
Current Assets
            Cash and cash equivalents                                $4,684              $5,868
            Marketable securities                                     5,039               9,137
            Receivables, less allowance of $4,600                   100,437             100,494
            Inventories:      Finished products                      85,037              81,979
                              Work-in-process                        10,578              10,506
                              Raw materials                          52,824              54,582
                                                                    148,439             147,067
                              LIFO valuation adjustment (deduction) (25,965)            (26,116)
                                                                    122,474             120,951
            Other current assets and deferred income taxes           24,138              25,971
            Total Current Assets                                    256,772             262,421

Other Assets                                                         63,526              63,737
Net Property, Plant and Equipment                                   137,816             138,820
                                                                   $458,114            $464,978

Liabilities and Shareholders' Equity
Current Liabilities
            Accounts payable                                        $28,288             $26,813
            Employee compensation                                     5,757               6,154
            Profit sharing                                            3,028               9,717
            Accrued warranty costs                                    6,625               6,625
            Accrued insurance obligations                            14,068              14,409
            Other accrued expenses                                   14,297              17,813
            Income taxes                                              2,078               5,447
            Current maturities of long-term obligations                 640                 640
            Total Current Liabilities                                74,781              87,618

Long-term Obligations                                                99,058              99,832
Deferred Income Taxes                                                18,204              16,683

Shareholders' Equity
            Common stock                                              3,932               3,902
            Additional capital                                       43,022              38,024
            Retained earnings                                       325,839             320,915
            Accumulated other comprehensive loss                     (5,539)             (3,866)
            Treasury Stock, at cost                                (101,183)            (98,130)
            Total Shareholders' Equity                              266,071             260,845
                                                                   $458,114            $464,978

See notes to unaudited condensed consolidated financial statements.

                                           Baldor Electric Company and Affiliates
                                     Condensed Consolidated Statements of Earnings (Unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                             June 30          July 1              June 30         July 1
(In thousands, except share data)                               2001            2000                 2001           2000
Net sales                                                   $146,668        $163,190             $296,823       $321,209
Other income, net                                                 22             563                  172            890
                                                             146,690         163,753              296,995        322,099
Cost and expenses:       Cost of goods sold                  104,875         110,853              212,420        217,913
                         Selling and administrative           28,703          29,274               56,998         57,409
                         Profit sharing                        1,508           2,722                3,063          5,246
                         Interest                              1,367             847                2,901          1,924
                                                             136,453         143,696              275,382        282,492
Earnings before income taxes                                  10,237          20,057               21,613         39,607
Income taxes                                                   3,788           7,522                7,997         14,852
                         Net Earnings                         $6,449         $12,535              $13,616        $24,755

Net earnings per share-basic                                   $0.19           $0.37                $0.40          $0.72
Net earnings per share-diluted                                 $0.19           $0.36                $0.39          $0.71
Weighted average shares outstanding-basic                 33,903,133      33,926,099           33,876,705     34,247,695
Weighted average shares outstanding-diluted               34,539,381      34,507,770           34,511,122     34,784,879
Dividends declared and paid per common share                   $0.13           $0.12                $0.26          $0.24

See notes to unaudited condensed consolidated financial statements.

                                     Baldor Electric Company and Affiliates
                            Condensed Consolidated Statements of Cash Flow (Unaudited)

                                                                       Six Months Ended
                                                                   June 30          July 1
(In thousands)                                                        2001            2000
Operating activities:
      Net earnings                                                 $13,616         $24,755
      Depreciation and amortization                                  9,391          10,071
      Deferred income taxes                                          1,593             495
      Changes in operating assets and liabilities:
           Receivables                                                  56         (12,668)
           Inventories                                              (1,523)         (5,264)
           Other current assets                                      1,761           3,573
           Accounts payable                                          1,475          (2,837)
           Accrued expenses                                        (10,943)         (7,310)
           Income taxes                                             (3,369)          3,286
           Other, net                                               (2,405)         (3,024)
      Net cash provided by operating activities                      9,652          11,077

Investing activities:
      Additions to property, plant and equipment                    (7,338)         (7,640)
      Net marketable securities sold                                 4,099          15,613
      Net cash provided by (used in) investing activities           (3,239)          7,973

Financing activities:
      Net additions (reductions) of long-term obligations             (774)          9,395
      Unexpended debt proceeds                                           5              (5)
      Dividends paid                                                (8,818)         (8,144)
      Stock repurchases                                               (780)        (31,852)
      Stock option plans                                             2,770           1,204
      Net cash used in financing activities                         (7,597)        (29,402)

Net decrease in cash & cash equivalents                             (1,184)        (10,352)
Beginning cash and cash equivalents                                  5,868          12,103
Ending cash and cash equivalents                                    $4,684          $1,751

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2001

Note A   Significant Accounting Policies

Basis of Presentation:  The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the
United States for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form
10-K for the year ended December 30, 2000.  In the opinion of management, all adjustments (consisting only of normal recurring items)
considered necessary for a fair presentation have been included.  The results of operations for the six months ended June 30, 2001 may not be indicative of the results that may be expected for the fiscal year ending December 29, 2001.

Comprehensive Income:  Total comprehensive income was approximately $6.1 million and $12.2 million for the second quarter of 2001 and
2000, respectively and was approximately $12.6 million and $24.0 million for the first six months of 2001 and 2000, respectively.
Cumulative translation adjustments are the only significant items included in other comprehensive income.

Segment Reporting: The Company has only one reportable segment; therefore, the condensed consolidated financial statements reflect segment information.

Financial Derivatives: Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments
and Hedging Activities as amended by SFAS No. 138 became effective for fiscal years beginning after June 15, 2000.  SFAS No. 133 defines derivative instruments and requires that they be recognized as assets or liabilities in the statement of financial position, measured at fair value.  It further specifies the nature of changes in the fair value of the derivatives that are included in the current period results of operations and those that are included in other comprehensive income.  The Company's adoption at December
31, 2000 has had no material impact on the consolidated financial statements.

Note B  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                                 Three Months Ended

(In thousands, except per share data)                June 30, 2001              July 1, 2000
Numerator Reconciliation:
         Net earnings                                      $ 6,449                  $ 12,535
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                            33,903                    33,926
         Effect of dilutive securities:
               Stock options                                   636                       582
   The denominator for diluted EPS-adjusted
         weighted average shares                            34,539                    34,508

Basic earnings per share                                    $ 0.19                    $ 0.37
Diluted earnings per share                                  $ 0.19                    $ 0.36

                                                                  Six Months Ended

(In thousands, except per share data)                June 30, 2001              July 1, 2000
Numerator Reconciliation:
         Net earnings                                     $ 13,616                  $ 24,755
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                            33,877                    34,248
         Effect of dilutive securities:
               Stock options                                   634                       537
   The denominator for diluted EPS-adjusted
         weighted average shares                            34,511                    34,785

Basic earnings per share                                    $ 0.40                    $ 0.72
Diluted earnings per share                                  $ 0.39                    $ 0.71

Note C  Recent and Proposed Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities".  SFAS No. 140 replaces SFAS No. 125, issued in June 1996.  SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise carries over most of the provisions of SFAS No. 125 without reconsideration.  SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  Certain provisions of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.  The Company's adoption of SFAS No. 140 has not had and is not expected to have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business
Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.
During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect these tests will have on the earnings and financial position of the Company.

Note D  Credit Facilities

On March 16, 2001, the Company entered into a loan agreement ("the facility") with a bank, which provides the Company up to $70 million of borrowing capacity.  The facility is secured with Company's trade accounts receivable and matures March 15, 2003.  Interest is calculated at a relevant commercial paper rate plus applicable margin.  At June 30, 2001 the Company had outstanding borrowings on the facility amounting to $44 million at an interest rate of 4.73%.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second quarter 2001 sales declined 10.1% from second quarter 2000.  For the first six months, sales were down 7.6% from the same period last year.  Gross and operating margins declined to 28.5% and 8.9%, respectively, compared to 32.1% and 14.1%, respectively in second quarter 2000.  Gross and operating margins for the first six months of 2001 were 28.4% and 9.2% compared to 32.2% and 14.3% in
2000.  While Baldor is fortunate to serve a large number of markets, many of these markets suffered declines in orders during the first half of 2001.

Net earnings of $6.5 million for the second quarter decreased 48.6% from second quarter 2000. First half net earnings of $13.6 million were off 45.0% from the same period last year.  Earnings per share of $0.19 declined 47.2% compared to the same quarter of
2000. EPS of $0.39 for the first six months of 2001 was a 45.1% decline from 2000.  Pretax earnings were 49.0% lower for the second quarter and 45.4% lower for the first six months when compared to last year.  Operating margins and net earnings have been negatively impacted by continued declines in orders. Many initiatives have been implemented to improve efficiencies and decrease costs, including evaluation of energy costs, sales order processing and overall corporate spending.  In addition, consolidation of the
Plymouth, MN drives plant into Fort Smith, AR and St. Louis, MO motor plant into other Baldor motor facilities has begun and will enhance efficiencies and customer service in those areas.

Liquidity and Capital Resources

Baldor's financial position remains solid.  The current ratio was 3.4 and the debt-to-total capital ratio was 27.1% as of June 30,
2001.  Annualized return on average equity was 13.6% for the first six months compared to 18.1% for the same period last year. During the first half of 2001 Baldor repurchased 37,900 shares under the stock repurchase program.  To date approximately 4.2 million of the authorized 6.0 million shares have been repurchased since the stock repurchase program began in September 1998.

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

PART 2.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual  meeting on April 28, 2001,  at which  shareholders  voted on two  proposals.  Proposal I was the election of three  Directors to the Company's  Board of Directors  for terms  expiring in 2004.  Proposal II was the approval of the Baldor  Electric
Company  Stock  Option Plan for  Non-Employee  Directors.  The  following is a list of the Board's  slate of nominees  (who were the only nominees) each of whom were elected, and the results of shareholder voting on Proposal I and Proposal II:

                                                 Votes                Votes
       Proposal I                                 For                Withheld

       R. S. Boreham, Jr.                      26,305,148           1,223,521
       R. L. Qualls                            26,319,628           1,209,041
       Barry K. Rogstad                        26,545,883             982,786

                                                Votes                 Votes             Votes
       Proposal II                               For                Against            Abstain
       Baldor Electric Company Stock Option
       Plan for Non-Employee Directors         23,781,314           3,088,345          659,010

The remaining board members are listed below and each is expected to serve out his respective term:

       Jefferson W. Asher, Jr.                     Richard E. Jaudes                  Robert J. Messey
       Merlin J. Augustine, Jr.                    John A. McFarland                  Robert L. Proost

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

                                                                      BALDOR ELECTRIC COMPANY
                                                                            (Registrant)

  Date: August 14, 2001                             By: /s/ Ronald E. Tucker
                                                            Ronald E. Tucker - Chief Financial Officer (on
                                                            behalf of the Registrant and as Chief
                                                            Financial Officer)