Form 10-Q
period 2001-09-29
BALDOR ELECTRIC CO
filed 2001-11-13
CIK 9342

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-Q

                     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended September 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At September 29, 2001, there were 33,883,415 shares of the registrant's common stock outstanding.

                                                     Index

                                     Baldor Electric Company and Affiliates

Part 1.   Financial Information

      Item 1.   Financial Statements (Unaudited)

                Condensed consolidated balance sheets-September 29, 2001 and December 30, 2000

                Condensed consolidated statements of earnings-Three and nine months ended
                September 29, 2001 and September 30, 2000

                Condensed consolidated statements of cash flow-Nine months ended
                September 29, 2001 and September 30, 2000

                Notes to condensed consolidated financial statements-September 29, 2001

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Part 2.   Other Information

       Item 6.  Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                      Baldor Electric Company and Affiliates
                                Condensed Consolidated Balance Sheets (Unaudited)

                                                                   September 29     December 30
(in thousands)                                                             2001            2000
Assets
Current Assets
            Cash and cash equivalents                                    $7,537          $5,868
            Marketable securities                                         8,423           9,137
            Receivables, less allowance of $4,600                        98,149         100,494
            Inventories:    Finished products                            80,479          83,709
                            Work-in-process                               9,908          10,311
                            Raw materials                                57,251          53,047
                                                                        147,638         147,067
                            LIFO valuation adjustment                   (25,665)        (26,116)
                                                                        121,973         120,951
            Other current assets and deferred income taxes               20,444          25,971
            Total Current Assets                                        256,526         262,421
Other Assets                                                             60,206          63,737
Net Property, Plant and Equipment                                       137,283         138,820
                                                                       $454,015        $464,978

Liabilities and Shareholders' Equity
Current Liabilities
            Accounts payable                                            $32,496         $26,813
            Employee compensation                                         7,300           6,154
            Profit sharing                                                4,225           9,717
            Accrued warranty costs                                        6,625           6,625
            Accrued insurance obligations                                13,616          14,409
            Other accrued expenses                                       14,082          17,813
            Income taxes                                                    650           5,447
            Current maturities of long-term obligations                     675             640
            Total Current Liabilities                                    79,669          87,618
Long-term Obligations                                                    93,270          99,832
Deferred Income Taxes                                                    17,836          16,683
Shareholders' Equity
            Common stock                                                  3,937           3,902
            Additional capital                                           43,672          38,024
            Retained earnings                                           326,757         320,915
            Accumulated other comprehensive loss                         (8,103)         (3,866)
            Treasury stock, at cost                                    (103,023)        (98,130)
            Total Shareholders' Equity                                  263,240         260,845
                                                                       $454,015        $464,978

See notes to unaudited condensed consolidated financial statements.

                                      Baldor Electric Company and Affiliates
                            Condensed Consolidated Statements of Earnings (Unaudited)

                                                  Three Months Ended         Nine Months Ended
                                                 Sept. 29     Sept. 30      Sept. 29    Sept. 30
(In thousands, except share data)                    2001         2000          2001        2000
Net sales                                        $138,126     $155,376      $434,948    $476,585
Other income, net                                     354          383           526       1,273
                                                  138,480      155,759       435,474     477,858
Cost and expenses:Cost of goods sold               99,077      106,169       311,497     324,082
                  Selling and administrative       28,481       27,872        85,479      85,281
                  Profit sharing                    1,197        2,473         4,260       7,719
                  Interest                          1,118          868         4,018       2,792
                                                  129,873      137,382       405,254     419,874
Earnings before income taxes                        8,607       18,377        30,220      57,984
Income taxes                                        3,184        6,892        11,181      21,744
                  Net Earnings                     $5,423      $11,485       $19,039     $36,240

Net earnings per share-basic                        $0.16        $0.34         $0.56       $1.06
Net earnings per share-diluted                      $0.16        $0.33         $0.55       $1.05
Weighted average shares outstanding-basic      33,938,429   33,717,519    33,897,279  34,070,970
Weighted average shares outstanding-diluted    34,562,089   34,334,993    34,528,932  34,634,950
Dividends declared and paid per common share        $0.13        $0.13         $0.39       $0.37

See notes to unaudited condensed consolidated financial statements.

                              Baldor Electric Company and Affiliates
                     Condensed Consolidated Statements of Cash Flow (Unaudited)

                                                                      Nine Months Ended
                                                                  Sept. 29        Sept. 30
(In thousands)                                                        2001            2000
Operating activities:
       Net earnings                                                $19,039         $36,240
       Depreciation and amortization                                15,174          15,014
       Deferred income taxes                                         1,267             660
       Changes in operating assets and liabilities:
              Receivables                                            2,344         (12,112)
              Inventories                                           (1,022)         (5,541)
              Other current assets                                   5,414           3,738
              Accounts payable                                       5,683           5,268
              Accrued expenses                                      (8,870)         (5,505)
              Income taxes                                          (4,797)            721
              Other, net                                            (3,608)         (4,494)
       Net cash provided by operating activities                    30,624          33,989

Investing activities:
       Additions to property, plant and equipment                  (10,747)        (12,811)
       Net marketable securities sold                                  715          20,062
       Net cash provided by (used in) investing activities         (10,032)          7,251

Financing activities:
       Net additions (reductions) of long-term obligations          (6,527)          1,395
       Unexpended debt proceeds                                          1             (12)
       Dividends paid                                              (13,232)        (12,523)
       Stock repurchases                                            (2,289)        (35,151)
       Stock option plans                                            3,124           1,487
       Net cash used in financing  activities                      (18,923)        (44,804)

Net increase (decrease) in cash & cash equivalents                   1,669          (3,564)
Beginning cash and cash equivalents                                  5,868          12,103
Ending cash and cash equivalents                                    $7,537          $8,539

See notes to unaudited condensed consolidated financial statements.
Baldor Electric Company and Affiliates Notes to Unaudited Condensed Consolidated Financial Statements September 29, 2001

Note A: Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 2000. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 29, 2001 may not be indicative of the results that may be expected for the fiscal year ending December 29, 2001.

Comprehensive Income: Total comprehensive income was approximately $3.7 million and $10.9 million for the third quarter of 2001 and 2000, respectively and was approximately $16.4 million and $35.0 million for the first nine months of 2001 and 2000, respectively. Cumulative translation adjustments and changes in the fair value of financial instruments utilized as cash flow hedges pursuant to SFAS No. 133 are the only significant items included in other comprehensive income.

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

Reclassifications: Certain prior-year amounts have been reclassified to conform to current-year presentation, with no effect on prior-year margins, net earnings or ratios.

Note B: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                                      Three Months Ended

(In thousands, except per share data)                        Sep 29, 2001        Sep 30, 2000
Numerator Reconciliation:
         Net earnings                                             $ 5,423            $ 11,485
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                                   33,938              33,718
         Effect of dilutive securities:
               Stock options                                          624                 617
   The denominator for diluted EPS-adjusted
         weighted average shares                                   34,562              34,335

Basic earnings per share                                           $ 0.16              $ 0.34
Diluted earnings per share                                         $ 0.16              $ 0.33

                                                                      Nine Months Ended

(In thousands, except per share data)                        Sep 29, 2001        Sep 30, 2000
Numerator Reconciliation:
         Net earnings                                            $ 19,039            $ 36,240
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                                   33,897              34,071
         Effect of dilutive securities:
               Stock options                                          632                 564
   The denominator for diluted EPS-adjusted
         weighted average shares                                   34,529              34,635

Basic earnings per share                                           $ 0.56              $ 1.06
Diluted earnings per share                                         $ 0.55              $ 1.05

Note C: Recent and Proposed Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 30, 2001 and has not yet determined what effect these tests will have on the earnings and financial position of the Company.

Note D: Credit Facilities

On March 16, 2001, the Company entered into a loan agreement (“the facility”) with a bank, which provides the Company up to $70 million of borrowing capacity. The facility is secured with Company’s trade accounts receivable and matures March 15, 2003. Interest is calculated at a relevant commercial paper rate plus applicable margin. At September 29, 2001 the Company had outstanding borrowings on the facility amounting to $52 million at an interest rate of 3.55%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third quarter 2001 sales declined 11.1% from third quarter 2000. For the first nine months, sales were down 8.7% from the same period last year. Gross and operating margins declined to 28.3% and 7.7%, respectively, compared to 31.7% and 13.7%, respectively in third quarter 2000. Gross and operating margins for the first nine months of 2001 were 28.4% and 8.7% compared to 32.0% and 14.1% in 2000. The difficult economic times have resulted in declines in orders during the first nine months of 2001.

Net earnings of $5.4 million for the third quarter decreased 52.8% from third quarter 2000. Nine months net earnings of $19.0 million were off 47.5% from the same period last year. Diluted earnings per share of $0.16 declined 51.5% compared to the same quarter of 2000. Diluted EPS of $0.55 for the first nine months of 2001 was a 47.6% decline from 2000. Pretax earnings were 53.2% lower for the third quarter and 47.9% lower for the first nine months when compared to last year. Initiatives have been implemented to improve efficiencies and decrease costs. In addition, consolidations of the Plymouth, MN drives plant into Fort Smith, AR and the St. Louis, MO motor plant into other Baldor motor facilities are nearing completion and will enhance efficiencies and customer service in those areas.

Liquidity and Capital Resources

Baldor’s financial position remains solid. The current ratio was 3.2 and the debt-to-total capital ratio was 26.2% as of September 29, 2001, compared to a current ratio of 3.0 and debt-to-total capital ratio of 27.7% at December 30, 2000. Working capital increased to $176.9 million at September 29, 2001 compared to $174.8 at December 30, 2000. Operating cash flows for the first nine months amounted to $30.6 million compared to $34.0 million for the same period last year, in spite of the nearly 53% decline in earnings. Annualized return on average equity is 11.2% as of September 29, 2001 versus 17.6% at December 30, 2000. During the first nine months of 2001 Baldor repurchased 121,200 shares under the stock repurchase program. To date approximately 4.3 million of the authorized 6.0 million shares have been repurchased since the stock repurchase program began in September of 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate risk relates to its available-for-sale securities and long-term debt. An adverse ten percent change in market interest rates would not have a material effect on earnings in a given year.

The Company’s risk to foreign currency exchange rates has historically been minimal. Foreign affiliates comprise less than 10% of total assets. The Company does not anticipate the use of derivatives for managing foreign currency risk, but continues to monitor the effects of foreign currency exchange rates.

The Company utilizes short-term swaps and options to hedge against the fluctuations in copper and aluminum prices. The hedges are for materials to be used in production and are not speculative. A ten percent adverse movement in the price of related commodities would not result in a material effect on earnings in a given year.

There have been no material changes in market risk or market risk factors since the 2000 Annual Report to Shareholders.

Forward-looking Statements

This document contains statements that are forward-looking, ie. not historical facts. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “outlook”, “optimistic”, “trends”, “expect(s)”, “assuming”, “expectations”, “forecasted”, “estimates”, “expected”) are based on the Company’s current expectations and some of them are subject to risks and uncertainties, possibly including changes in economic conditions, competition, fluctuations in raw materials and other unanticipated events and conditions, the outcome of which could result in actual future performance being materially different from the performance indicated. These statements should be read in conjunction with the Company’s most recent annual report (as well as the Company’s Form 10-K and other reports filed with the Securities and Exchange Commission) containing a discussion of the Company’s business and of various factors that may affect it.

PART 2. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibit Number                    Description

           10                      Stock Option Plan for Non-Employee Directors

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

                                                 BALDOR ELECTRIC COMPANY
                                                      (Registrant)

Date: November 13, 2001                    By: /s/ Ronald E. Tucker
                                           Ronald E. Tucker - Chief Financial Officer (on
                                           behalf of the Registrant and as Chief
                                           Financial Officer)