Form 10-K
period 2001-12-29
BALDOR ELECTRIC CO
filed 2002-03-18
CIK 9342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: Commission File Number: December 29, 2001 01-07284

BALDOR ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

           Missouri                                                           43-0168840
(State or other jurisdiction of                                           (I.R.S. Employer
incorporation or organization)                                            Identification No.)

5711 R. S. Boreham, Jr. St., Fort Smith, Arkansas  72901                   (479) 646-4711
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on March 6, 2002, was $649,193,503.

At March 6, 2002, there were 33,964,718 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 29, 2001 (the "2001 Annual Report to Shareholders"), are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2002 (the "2002 Proxy Statement"), are incorporated by reference into Part III.

PART I

Item 1. Business

Baldor Electric Company (“Baldor” or the “Company”) was incorporated in Missouri in 1920. The Company operates in one industry segment, which includes the design, manufacture, and sale of electric motors, drives, generators and related products. Baldor has made several small acquisitions; however, the majority of its growth has come internally through broadening its markets and product lines.

Products

The AC motor product and controls line presently ranges in size from 1/50 up to 1500 horsepower. The DC motor product line presently ranges from 1/50 through 800 horsepower. The adjustable speed controls product line ranges from 1/50 to 700 horsepower. The Company’s industrial control products include servo products, DC controls, position controls, and inverter and vector drives. With these products, the Company provides its customers the ability to purchase a “drive” from one manufacturer. Baldor defines a “drive” as an industrial motor and an electronic control. Sales of industrial electric motors represented approximately 81% of the Company’s business in 2001 and 79% in each of the years 2000 and 1999. The bulk of the remaining sales included power generators, drives, speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts.

Baldor’s motors and drives are designed, manufactured, and marketed for general purpose uses (“stock products”) and to individual customer requirements and specifications (“custom products”). Stock products represented approximately 65% of total product sales in 2001 and 2000, and 63% in 1999. Most stock product sales are to customers who place their orders for immediate shipment from current inventory. Custom products generally are shipped within two weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.

Sales and Marketing

The products of the Company are marketed throughout the United States and in more than 60 foreign countries. The Company’s field sales organization, comprised of independent manufacturer’s representatives and Company sales personnel, consists of more than 51 groups, including 40 in North America. The remainder of the Company’s representatives are located in various parts of the world including Europe, Latin America, Australia, and the Far East.

Custom products and stock products are sold to original equipment manufacturers (“OEMs”). Stock products are also sold to independent distributors for resale, often as replacement components in industrial machinery which is being modernized or upgraded for improved performance.

No single customer accounted for more than 5% of sales; therefore, the Company does not believe that the loss of any single customer would have a material effect on its total business.

Competition

The Company faces substantial competition in the sale of its products in all markets served. Some of the Company’s competitors are larger in size or are divisions of large diversified companies and have substantially greater financial resources. The Company competes by providing its customers better value through product quality and efficiency and better services including product availability, shorter lead-times, on-time delivery, local support, product literature, and training.

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

Manufacturing

The Company manufactures many of the components used in its products including laminations, motor hardware, and aluminum die castings. Manufacturing many of its own components permits the Company to better manage cost, quality, and availability. In addition to the manufacturing of components, the Company’s motor manufacturing operations include machining, welding, winding, assembling, and finishing operations.

The raw materials necessary for the Company’s manufacturing operations are available from several sources. These materials include steel, copper wire, gray iron castings, aluminum, insulating materials, and diesel engines, many of which are purchased from more than one supplier. The Company believes that alternative sources are available for such materials.

Research and Engineering

The Company’s design and development of electric motors, drives, and generators include both the development of products, which extend the product lines, and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to $24,415,000 in 2001, $24,987,000 in 2000, and $24,881,000 in 1999.

Environment

Compliance with laws relating to the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have such an effect.

Employees

As of December 29, 2001, the Company had 3,684 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations

Sales from international operations (foreign affiliates and exports) were approximately 14% of total sales in each of the years 2001, 2000, and 1999. See also Note I on page 26 of the 2001 Annual Report to Shareholders.

The Company's products are distributed in more than 60 foreign countries, principally in Canada, Mexico, Europe, Australia, the Far East, and Latin America. Baldor's wholly-owned affiliate, UK-based Optimised Control Ltd., has sales offices and a development and manufacturing facility in the UK. Baldor and its affiliates in Europe have sales offices in Switzerland and Italy, as well as sales and development operations in Germany. The Company owns majority interests in Australian Baldor Pty. Limited, which has locations in Sydney and Melbourne. The Company wholly owns Baldor Electric (Far East) Pte. Ltd., located in Singapore, and has sales offices in Taiwan, Japan, and the Philippines. The Company also wholly owns Baldor de Mexico, S.A. de C.V., located in Leon, Mexico.

The Company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations, including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a significant adverse effect on the Company’s business.

Item 2. Properties

The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table contains information with respect to the Company's properties.

                                                                                   AREA
LOCATION                           PRIMARY USE                                   (SQ. FT.)

Fort Smith, AR               AC motor production                                  294,969
                             Distribution and service center                      208,000
                             Administration and engineering offices                79,675
                             Aluminum die casting                                  79,330
                             Drives production center                             162,000

St. Louis, MO                Metal stamping and engineering toolroom              187,385

Columbus, MS                 AC motor production                                  156,000

Westville, OK                AC and DC motor production                           207,250

Fort Mill, SC                DC motor, AC motor                                   108,000
                             and tachometer production

Clarksville, AR              Subfractional motor, gear motor, DC motor           *165,735
                             and worm-gear speed reducer production

Ozark, AR                    AC motor production                                  151,783

Four other                   Metal stamping and motor, drives,
domestic locations           servomotor and generator production                  225,798

Ten foreign                  Sales and distribution centers
locations                    and servo drive production                            99,200
                                                                                2,125,125

*This property is leased pursuant to an Industrial Revenue Bond agreement. The Company also has approximately 350,000 sq. ft. of space available for expansion, currently fully leased to outside firms.

Item 3. Legal Proceedings

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business. Item 4. Submission of Matters to a Vote of Security Holders Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

Information under the captions “Ticker”, “Dividends paid”, “Common stock price range”, and “Shareholders”, on page 29 of the 2001 Annual Report to Shareholders, is incorporated herein by reference.

Item 6. Selected Financial Data

Information concerning net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets for the years ended 1991 through 2001 is contained under the caption “Eleven-Year Summary of Financial Data” on page 14 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information under the captions “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” on pages 16 and 17 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

Information under the sub-caption “Market Risk” of the captions “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” on page 17 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and related notes on pages 18 through 26, the “Report of Ernst & Young LLP, Independent Auditors” on page 27, and the “Summary of Quarterly Results of Operations (Unaudited)” on page 19 of the 2001 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information contained in the 2002 Proxy Statement under the caption “Proposal 1 - Election of Directors” is incorporated herein by reference. The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

                                                                               Served as
                                                                                Officer
Name                           Age           Position                            Since

R. S. Boreham, Jr.              77           Chairman                             1961

John A. McFarland               50           President and                        1990
                                             Chief Executive Officer

Lloyd G. Davis                  54           Executive Vice President,            1992
                                             Chief Operating Officer, and
                                             Secretary

Ronald E. Tucker                44           Chief Financial Officer and          1997
                                             Treasurer

Charles H. Cramer               57           Vice President - Personnel           1984

Gene J. Hagedorn                55           Vice President - Materials           1994

Randy L. Colip                  43           Vice President - Sales               1997

Randal G. Waltman               52           Vice President - Motor               1997
                                             Engineering and Operations

John L. Peeples, III            49           Vice President - International       1998

Randall P. Breaux               39           Vice President - Marketing           2001

Roger V. Bullock                52           Vice President - Drives              2002

Jeffrey R. Hubert               48           Vice President - Sales               2002

Each of the executive officers has served as an officer or in a management capacity with the Company for the last five years. There are no family relationships among the directors or executive officers.

Item 11. Executive Compensation

Information contained in the 2002 Proxy Statement under the caption “Executive Compensation”, except for the information contained in the sub-captions “Report of the Board of Directors on Executive Compensation” and “Performance Graph”, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The security ownership by officers, directors, and beneficial owners of more than five percent of the Company’s Common Stock included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2002 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Richard E. Jaudes, a member of the Board of Directors of the Company, is also a partner at Thompson Coburn LLP, a law firm which provides legal counsel to the Company.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following consolidated financial statements of Baldor Electric Company and its affiliates, included in the 2001 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

        o  Consolidated Balance Sheets
                  - December 29, 2001 and December 30, 2000

        o  Consolidated Statements of Earnings
                  - for each of the three years in the period ended December 29, 2001

        o  Consolidated Statements of Cash Flows
                  - for each of the three years in the period ended December 29, 2001

        o  Consolidated Statements of Shareholders' Equity
                  - for each of the three years in the period ended December 29, 2001

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

Date:    March 18, 2002

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

               SIGNATURE PAGE FOR FORM 10-K FOR YEAR ENDED DECEMBER 29, 2001.

Signature                           Title                                Date

/s/    R.S. Boreham, Jr.            Chairman and                         March 18, 2002
       R. S. Boreham, Jr.           Director

/s/    John A. McFarland            President,                           March 18, 2002
       John A. McFarland            Chief Executive Officer, and
                                    Director
                                    (Principal Executive Officer)

/s/    Lloyd G. Davis               Executive Vice President,            March 18, 2002
       Lloyd G. Davis               Chief Operating Officer, and
                                    Secretary

/s/    Ronald E. Tucker             Chief Financial Officer and          March 18, 2002
       Ronald E. Tucker             Treasurer
                                    (Principal Financial Officer)

/s/    Jefferson W. Asher, Jr.      Director                             March 18, 2002
       Jefferson W. Asher, Jr.

/s/    Merlin J. Augustine, Jr.     Director                             March 18, 2002
       Merlin J. Augustine, Jr.

/s/    Richard E. Jaudes            Director                             March 18, 2002
       Richard E. Jaudes

/s/    Robert J. Messey             Director                             March 18, 2002
       Robert J. Messey

/s/    Robert L. Proost             Director                             March 18, 2002
       Robert L. Proost

/s/    R.L. Qualls                  Director                             March 18, 2002
       R. L. Qualls

/s/    Barry K. Rogstad             Director                             March 18, 2002
       Barry K. Rogstad

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

                                                Additions
                                       Charged to       Charged to
                      Balance at          Costs             Other                                 Balance
                      Beginning            and            Accounts           Deductions          at End of
Description           of Period         Expenses          Describe           Describe             Period

Deducted from current assets:
    Allowance for doubtful accounts

     2001             $ 4,600            $ 1,043                              $ 1,043(A)          $ 4,600
     2000             $ 4,350            $   520                              $   270(A)          $ 4,600
     1999             $ 4,350            $   568                              $   568(A)          $ 4,350

(A)     Uncollectible accounts written off (net of recoveries) during year.

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

4(i)       *      Rights  Agreement,  dated May 6, 1998,  between Baldor  Electric  Company and Wachovia Bank of North  Carolina,  N.A.
                  (formerly  Wachovia Bank @amp; Trust Company,  N.A.), as Rights Agent,  originally filed as Exhibit 1 to the Registrant's
                  Current Report on Form 8-K dated May 13,  1988, and refiled as Exhibit 4(i) to the Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1994.

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

10(vii)    * +    Stock Option Plan for  Non-Employee  Directors,  as approved by the Company's Board of Directors on February 5, 2001,
                  filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

11                Computation  of Earnings Per Share,  incorporated  by reference in Note J of the 2001 Annual  Report to  Shareholders
                  filed as Exhibit 13.

13                Portions of the 2001 Annual Report to  Shareholders.  The Annual  Report is being filed as an exhibit  solely for the purpose of  incorporating  certain  provisions  thereof by reference.  Portions of the Annual Report not specifically incorporated are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.

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

ELEVEN YEAR SUMMARY OF FINANCIAL DATA

(In thousands, except percentages and per-share data)

                                             PER SHARE DATA
                                                                      PERCENT
                 COST                   DILUTED   BASIC              RETURN ON
         NET     GOODS          NET       NET      NET                AVERAGE    SHAREHOLDERS'
        SALES    SOLD         EARNINGS  EARNINGS EARNINGS  DIVIDENDS  EQUITY         EQUITY

2001   557,459    401,471       22,385     0.65     0.66      0.52       8.6%       262,485
2000   621,243    423,861       46,263     1.34     1.36      0.50      17.6%       260,845
1999   585,551    399,833       43,723     1.19     1.21      0.45      16.5%       266,109
1998   596,660    410,748       44,610     1.17     1.21      0.40      17.6%       264,292
1997   564,756    389,711       40,365     1.09     1.13      0.36      18.2%       243,434
1996   508,526    353,345       35,173     0.97     1.00      0.30      17.1%       200,325
1995   478,315    334,306       32,305     0.84     0.88      0.26      16.3%       211,377
1994   422,714    297,212       26,359     0.69     0.73      0.21      15.3%       184,262
1993   360,195    255,557       19,426     0.52     0.54      0.17      12.7%       160,539
1992   322,038    229,686       15,264     0.42     0.43      0.14      10.9%       145,226
1991   289,121    206,953       11,922     0.33     0.34      0.14       9.3%       133,663

                    LONG
        TOTAL       TERM       WORKING
       ASSETS    OBLIGATIONS   CAPITAL

2001   457,527     98,673      173,638
2000   464,978     99,832      174,803
1999   423,941     56,305      183,956
1998   411,926     57,015      176,126
1997   355,889     27,929      141,268
1996   325,486     45,027      146,975
1995   313,462     25,255      145,069
1994   283,155     26,303      118,550
1993   237,950     22,474      108,601
1992   211,941     23,209       97,343
1991   203,277     24,376       84,740

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary

Difficult economic conditions and corresponding declines in customer orders resulted in decreased sales and earnings in 2001. For the year, sales declined 10.3% from the record sales levels of 2000. Gross and operating margins were 28.0% and 8.0%, respectively, compared to 31.8% and 13.8% a year ago. After nine consecutive years of increasing earnings per share, diluted EPS decreased to $.65 from a record $1.34 in 2000. Total dividends paid in 2001 amounted to $.52 per share, a 4% increase over 2000.

Net Sales

Baldor’s 2001 sales were $557.5 million, falling 10.3% from 2000 sales of $621.2 million. Sales in 1999 were $585.6 million. Over the past three years, sales to distributor and Original Equipment Manufacturer (OEM’s) customers have remained at approximately 50% each. Baldor serves many industries and geographic regions by selling to a broad base of distributors and OEMs both domestically and in more than 60 countries around the world. No single customer accounted for more than 5% of sales in any year covered by this report.

Net Earnings

Net earnings in 2001 amounted to $22.4 million, declining 51.6% from record earnings of $46.3 million in 2000. Net earnings in 1999 were $43.7 million.

Gross margin dipped to 28.0% in 2001 compared to 31.8% in 2000 and 31.7% in 1999. Operating margin for 2001fell to 8.0% from record margins of approximately 13.8% in 2000 and 1999. Pre-tax margin was 6.4% for 2001 compared to 11.9% in 2000 and 12.0% in 1999. The effective tax rate improved to 37.0% for 2001 compared to 37.5% in 2000 and 38.0% in 1999.

International Operations

Sales from international operations (foreign affiliates and exports) amounted to $78.1 million in 2001, $86.4 million in 2000 and $80.3 million in 1999. The Company experienced modest sales increases in the Far East while sales declined in the Australian, Mexican and European markets.

Environmental Remediation

Management believes, based on their internal reviews and other factors, that the future costs relating to environmental remediation and compliance will not have a material effect on the capital expenditures, earnings, or competitive position of the Company.

Financial Position

Summary

Baldor’s financial position remained strong through 2001. We maintained our financial strength while continuing research and development for new and existing products, making capital investments in our manufacturing facilities, and continuing to invest in both our employees’ and customers’ education and training. The Company’s 6 million-share stock repurchase program announced in 1998 and expanded in 2000 and 2001is more than two-thirds complete with 4.3 million shares repurchased as of December 29, 2001.

Investments

Baldor believes the investment in our employees through training and education is a key to continued success and improved shareholder value. Baldor continues to be a leader not only in employee education, but also in customer training.

Investments in property, plant and equipment were $19.4 million in 2001, $22.6 million in 2000 and $14.3 million in 1999. These investments in property, plant and equipment were made to centralize operations, increase capacity, and improve quality and productivity.

Baldor’s commitment to research and development continues to help it maintain a leadership position in the marketplace and to satisfy customers’ needs. Investments in research and development amounted to $24.4 million in 2001, $25.0 million in 2000 and $24.9 million in 1999. The Company continues to make investments in our existing products for improved performance, increased energy efficiency, and manufacturability.

Current Liquidity

Baldor’s liquidity position remained strong in 2001 with solid working capital and a current ratio (current assets divided by current liabilities) of 3.2:1. Working Capital was $173.6 million at year-end 2001 compared to $174.8 million at the end of 2000. Liquidity was supported by cash flows from operations of $38.3 million in 2001, $46.4 million in 2000 and $52.9 million in 1999. The Company also has available lines of credit to support operations, if needed.

Long-Term Debt and Shareholders’ Equity

Long-term debt as a percentage of total capital was 27.3% at year-end 2001 and 27.7% at year-end 2000. Baldor repurchased 121,300 shares of common stock during 2001. As of December 29, 2001, 4.3 million shares had been purchased of the 6.0 million shares authorized since September 1998. During the fourth quarter of 2001, the Board of Directors approved the repurchase of an additional 2.0 million shares of stock beginning January 1, 2002 that will expire on December 31, 2003. Shareholders’ equity was $262.5 million at year-end 2001 compared to $260.8 million at the end of 2000. Return on average shareholders’ equity was 8.6% in 2001 and 17.6% in 2000.

Dividend Policy

Annual dividends per share for 2001 increased 4.0% over 2000, which increased 11.0% over 1999. There have been five dividend increases in the last five years. These increases were in line with Baldor’s policy of making increases periodically, as earnings and financial strength warrant, and reinvesting to finance growth opportunities. The objective is for shareholders to obtain dividend increases over time while also participating in the growth of the Company.

Market Risk

Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To maintain stable pricing for its customers, the Company enters into various hedging transactions as described below.

The Company is a purchaser of certain commodities, primarily copper, aluminum, and steel, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting.

The Company’s interest rate risk is related to its available-for-sale securities and long-term debt. Due to the short-term nature of the Company’s securities portfolio, anticipated interest rate risk is not considered material. The Company’s debt obligations include certain notes payable to banks bearing interest at a quarterly variable rate. The Company does not currently utilize derivatives for managing interest rate risk, but continues to monitor changes in market interest rates.

Foreign affiliates comprise less than 10% of total assets. The Company does not anticipate the use of derivatives for managing foreign currency risk, but continues to monitor the effects of foreign currency exchange rates.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires any business combination completed after June 30, 2001, to be accounted for by the purchase method. Additionally, SFAS 141 changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets with finite lives will continue to be amortized over their useful lives. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001, and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and other indefinite lived intangible assets acquired June 30, 2001, are not amortized. Companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Accordingly, the Company will adopt SFAS 142 for its fiscal year beginning December 30, 2001.

Forward-looking Statements

This annual report and other written reports and oral statements made from time to time by the Company and its representatives may contain forward-looking statements. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “outlook”, “optimistic”, “trends”, “expect(s)", “assuming”, “expectations”, “forecasted”, “estimates”, “expected”) are based on the Company’s current expectations and some of them are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, but are not limited to, the following: (i) changes in economic conditions, (ii) developments or new initiatives by our competitors in the markets in which we compete, (iii) fluctuations in the costs of select raw materials, (iv) the success in increasing sales and maintaining or improving the operating margins of the Company, and (v) other factors including those identified in the Company’s filings made from time to time with the Securities and Exchange Commission.

Consolidated Balance Sheets
Baldor Electric Company and Affiliates

                                                                     December 29    December 30
ASSETS (In thousands, except share data)                                    2001           2000
CURRENT ASSETS:  Cash and cash equivalents                                $5,564         $5,868
                 Marketable securities                                    11,052          9,137
                 Receivables, less allowances for doubtful accounts
                 of $4,600,000 in 2001 and 2000.                          83,182        100,494
                 Inventories:
                         Finished products                                83,919         83,709
                         Work in process                                  10,155         10,506
                         Raw materials                                    56,751         53,047
                                                                         150,825        147,067
                 LIFO valuation adjustment                               (24,604)       (26,116)
                                                                         126,221        120,951
                 Other current assets and deferred income taxes           25,262         25,971
                 TOTAL CURRENT ASSETS                                    251,281        262,421

OTHER ASSETS:    Goodwill                                                 57,158         60,358
                 Other                                                     6,973          3,379
PROPERTY, PLANT  Land and improvements                                     6,267          6,217
AND EQUIPMENT:   Buildings and improvements                               54,372         50,314
                 Machinery and equipment                                 266,627        253,426
                 Allowances for depreciation and amortization           (185,151)      (171,137)
                 NET PROPERTY, PLANT AND EQUIPMENT                       142,115        138,820
                                                                        $457,527       $464,978

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT          Accounts payable                                        $28,830        $26,813
LIABILITIES:     Employee compensation                                     5,997          6,154
                 Profit sharing                                            5,102          9,717
                 Accrued warranty costs                                    6,625          6,625
                 Accrued insurance obligations                            15,694         14,409
                 Other accrued expenses                                   14,670         17,813
                 Income taxes payable (receivable)                        (1,046)         5,447
                 Current maturities of long-term obligations               1,771            640
                 TOTAL CURRENT LIABILITIES                                77,643         87,618
LONG-TERM OBLIGATIONS                                                     98,673         99,832
DEFERRED INCOME TAXES                                                     18,726         16,683
SHAREHOLDERS'    Preferred stock, $.10 par value
EQUITY:            Authorized shares:  5,000,000
                   Issued and outstanding shares:  None
                 Common Stock, $.10 par value
                   Authorized shares:  150,000,000
                   Issued shares:  2001 - 39,411,473;
                   2000 - 39,020,528                                       3,941          3,902
                 Additional capital                                       44,224         38,024
                 Retained earnings                                       325,642        321,026
                 Accumulated other comprehensive income                   (8,164)        (3,977)
                 Treasury stock (5,493,053 shares in 2001
                 and 5,251,894 shares in 2000)                          (103,158)       (98,130)
                 TOTAL SHAREHOLDERS' EQUITY                              262,485        260,845
                                                                        $457,527       $464,978

See notes to consolidated financial statements.

Consolidated Statements of Earnings
Baldor Electric Company and Affiliates

                                                                  Year Ended
                                                  December 29     December 30       January 1
(In thousands, except share data)                        2001            2000            2000
Net sales                                            $557,459        $621,242        $585,551
Other income, net                                         839           1,838           1,943
                                                      558,298         623,080         587,494
Cost and expenses:  Cost of goods sold                401,471         423,861         399,833
                    Selling and administrative        111,253         111,611         104,903
                    Profit sharing                      5,136           9,747           9,445
                    Interest                            4,906           3,840           2,790
                                                      522,766         549,059         516,971
Earnings before income taxes                           35,532          74,021          70,523
Income taxes                                           13,147          27,758          26,800
                                NET EARNINGS          $22,385         $46,263         $43,723
Net earnings per share-basic                            $0.66           $1.36           $1.21
Net earnings per share-diluted                          $0.65           $1.34           $1.19
Weighted average shares outstanding-basic          33,896,164      33,980,529      36,077,484
Weighted average shares outstanding-diluted        34,505,550      34,570,328      36,787,349

See notes to unaudited condensed consolidated financial statements.

Summary of Quarterly Results of Operations (Unaudited)
Baldor Electric Company and Affiliates

                                                                 Quarter
                                         First      Second       Third      Fourth       Total
2001:Net sales                         $150,155    $146,668    $138,125    $122,511    $557,459
     Gross profit                        42,610      41,793      39,048      32,537     155,988
     Net earnings                         7,167       6,449       5,423       3,346      22,385
     Net earnings per share-basic          0.21        0.19        0.16        0.10        0.66
   * Net earnings per share- diluted       0.21        0.19        0.16        0.10        0.65
2000:Net sales                         $158,019    $163,190    $155,376    $144,657    $621,242
     Gross profit                        50,959      52,337      49,207      44,878     197,381
     Net earnings                        12,220      12,535      11,485      10,023      46,263
     Net earnings per share-basic          0.35        0.37        0.34        0.30        1.36
   * Net earnings per share- diluted       0.35        0.36        0.33        0.29        1.34

*The sum of the quarter amounts does not agree to the total due to rounding.

Consolidated Statements of Cash Flow
Baldor Electric Company and Affiliates

                                                                                                        Year Ended
                                                                                          December 29  December 30   January 1
(In thousands)                                                                                   2001         2000        2000
Operating activities: Net earnings                                                            $22,385      $46,263     $43,723
                      Adjustments   Depreciation                                               18,555       18,686      19,597
                      to reconcile  Amortization                                                2,124        1,152       1,170
                      net earnings  Deferred income taxes                                       1,800        3,690       2,832
                      to net cash   Changes in     Receivables                                 17,312          (65)     (8,425)
                      from          operating      Inventories                                 (5,270)     (10,888)     (2,378)
                      operating     assets and     Other current assets                         1,586         (481)       (856)
                      activities:   liabilities:   Accounts payable                             2,017       (2,621)      7,874
                                                   Accrued expenses and other liabilities      (6,629)      (3,514)     (1,734)
                                                   Income taxes                                (6,187)      (1,715)      2,247
                                                   Other - net                                 (9,443)      (4,154)    (11,108)
                      Net cash from operating activities                                       38,250       46,353      52,942

Investing activities: Additions to property, plant and equipment                              (19,361)     (22,577)    (14,298)
                      Marketable securities purchased                                          (7,941)      (4,597)    (35,052)
                      Marketable securities sold                                                6,125       26,266      18,243
                      Acquisitions (net of cash acquired)                                        (925)     (40,272)          0
                      Net cash used in investing activities                                   (22,102)     (41,180)    (31,107)

Financing activities: Additional long-term obligations                                         65,500       41,362       6,000
                      Reduction of long-term obligations                                      (65,529)      (2,605)     (7,085)
                      Unexpended debt proceeds                                                      7           (7)      5,890
                      Dividends paid                                                          (17,641)     (16,910)    (16,199)
                      Common stock repurchased                                                 (2,337)     (35,311)    (25,132)
                      Stock option plans                                                        3,548        2,063       2,001
                      Net cash used in financing activities                                   (16,452)     (11,408)    (34,525)

Net decrease in cash and cash equivalents                                                        (304)      (6,235)    (12,690)
Beginning cash and cash equivalents                                                             5,868       12,103      24,793
Ending cash and cash equivalents                                                               $5,564       $5,868     $12,103

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Baldor Electric Company and Affiliates

                                                                                                   Accumulated
                                                                                                      Other        Treasury
                                                  Common Stock         Additional    Retained     Comprehensive      Stock
(In thousands, except share data)               Shares      Amount      Capital      Earnings        Income        (at cost)      Total

BALANCE AT JANUARY 2, 1999                      36,677      $3,841      $31,495      $264,545           ($428)     ($35,161)   $264,292
Comprehensive income
     Net earnings                                                                      43,723                                    43,723
     Other comprehensive income (loss)
          Securities valuation adjustment,
          net of taxes of $169                                                                           (274)                     (274)
          Translation adjustments                                                                      (1,974)                   (1,974)
     Total other comprehensive income (loss)                                                                                     (2,248)
Total comprehensive income                                                                                                      $41,475
Stock option plans (net of shares exchanged)       236          31        3,476                                      (1,506)      2,001
Cash dividends at $.45 per share                                                      (16,199)                                  (16,199)
Common stock repurchased                        (1,321)                                                             (25,132)    (25,132)
Other                                                                                    (328)                                     (328)
BALANCE AT JANUARY 1, 2000                      35,592       3,872       34,971       291,741          (2,676)      (61,799)    266,109
Comprehensive income
     Net earnings                                                                      46,263                                    46,263
     Other comprehensive income (loss)
          Securities valuation adjustment,
          net of taxes of $158                                                                            263                       263
          Translation adjustments                                                                      (1,453)                   (1,453)
     Total other comprehensive income (loss)                                                                                     (1,190)
Total comprehensive income                                                                                                      $45,073
Stock option plans (net of shares exchanged)       234          30        3,275                                      (1,242)      2,063
Cash dividends at $.50 per share                                                      (16,910)                                  (16,910)
Common stock repurchased                        (2,057)                    (222)                                    (35,089)    (35,311)
Other                                                                                    (179)                                     (179)

BALANCE AT DECEMBER 30, 2000                    33,769       3,902       38,024       320,915          (3,866)      (98,130)    260,845
Comprehensive income
     Net earnings                                                                      22,385                                    22,385
     Other comprehensive income (loss)
          Securities valuation adjustment,
          net of taxes of $37                                                                              61                        61
          Translation adjustments                                                                      (2,999)                   (2,999)
          Derivative unrealized loss,
          net of tax benefit of $870                                                                   (1,360)                   (1,360)
     Total other comprehensive income (loss)                                                                                     (4,298)
Total comprehensive income                                                                                                      $18,087
Stock option plans (net of shares exchanged)       270          39        6,200                                      (2,691)      3,548
Cash dividends at $.52 per share                                                      (17,641)                                  (17,641)
Common stock repurchased                          (121)                                                              (2,337)     (2,337)
Other                                                                                     (17)                                      (17)
BALANCE AT DECEMBER 29, 2001                    33,918      $3,941      $44,224      $325,642         ($8,164)    ($103,158)   $262,485

See notes to consolidated financial statements.

Notes to Consolidated Financial StatementsBaldor
Electric Company and Affiliates

December 29, 2001

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Line of Business: The Company operates in one industry segment that includes the design, manufacture and sale of electric motors, drives and generators.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes. Actual results may differ from those estimates.

Consolidation: The consolidated financial statements include the accounts of the Company and all its affiliates. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52- or 53-week year. Fiscal years 2001, 2000 and 1999 contained 52 weeks.

Cash Equivalents: Cash equivalents consist of highly liquid investments having original maturities of three months or less and are valued at cost, which approximates market value.

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

Inventories: The Company values inventories at the lower of cost or market, with cost being determined principally by the last-in, first-out method (LIFO), except for $19,412,000 in 2001 and $15,718,000 in 2000, at foreign locations, valued by the first-in, first-out method (FIFO).

Property, Plant and Equipment: Property, plant and equipment, including assets under capital leases, are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets ranging from three to thirty-nine years and the remaining term of capital leases, respectively.

Fair Value of Financial Instruments: The Company’s methods and assumptions used to estimate the fair value of financial instruments include quoted market prices for marketable securities and discounted cash flow analysis for fixed rate long-term debt. The Company estimates that the fair value of its financial instruments approximates carrying value at December 29, 2001 and December 30, 2000.

Long-Lived Assets: Impairment losses are recognized on long-lived assets when information indicates the carrying amount of these assets, intangibles and any goodwill related to long-lived assets will not be recovered through future operations or sale.

Benefit Plans: The Company has a profit-sharing plan covering most employees with more than two years of service. The Company contributes 12% of earnings before income taxes of participating companies to the Plan.

Income Taxes: Income taxes are provided based on the liability method of accounting. Deferred income taxes are provided for the expected future tax consequences of temporary differences between the basis of assets and liabilities reported for financial and tax purposes.

Research and Engineering: Costs associated with research, new product development and product cost improvements are treated as expenses when incurred and amounted to approximately $24,415,000 in 2001, $24,987,000 in 2000 and $24,881,000 in 1999.

Financial Instruments: Periodically, the Company uses derivative financial instruments to reduce its exposure to various market risks. The Company does not regularly engage in speculative transactions, nor does the Company regularly hold or issue financial instruments for trading purposes. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation and are recorded using hedge accounting. Instruments that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings.

Shipping and Handling Costs: In July 2000, The Financial Accounting Standards Board issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, effective for the Company in the fourth quarter of 2000. EITF 00-10 requires companies to classify all amounts billed to customers in a sale transaction, related to shipping and handling, as revenue. The Company had historically classified freight charges billed to customers as an offset to gross freight costs. The Company adopted EITF 00-10 in the fourth quarter of 2000. Accordingly, net sales and selling and administrative expenses have been restated for all periods presented. Costs included in selling and administrative expenses related to shipping and handling amounted to $22,516,000 in 2001, $23,986,000 in 2000 and $22,048,000 in 1999.

Revenue Recognition: The Company recognizes revenue from product sales upon delivery to customers. Reclassification: Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B – LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

(In thousands)                                                                 2001       2000

Industrial Development Bonds:
 Due through 2010 at variable rates ranging from 4.3% to 5.5%                $9,915    $10,555
Notes payable to banks:
 Due January 19, 2001 at 7.2% fixed rate                                          0     38,000
 Due January and February 2001 at variable rates ranging from 7.06% to 7.5%       0     26,280
 Due October 23, 2003 at 4.97% fixed rate                                    25,000     25,000
 Due September 30, 2005 at 8.27% fixed rate                                       0        304
 Due February 1, 2005 at 8.0% fixed rate                                          0        333
 Due January 4, 2002 at 2.58% variable rate                                     500          0
 Due January 8, 2002 at 2.86% variable rate                                  13,000          0
 Due March 15, 2003 at 2.48% variable rate                                   52,000          0
 Due November 1, 2004 at 10.16% fixed rate                                       29          0
                                                                            100,444    100,472
Less current maturities                                                       1,771        640
                                                                            $98,673    $99,832

Certain long-term obligations are collateralized by property, plant and equipment with a net book value of $3,967,000 at December 29, 2001.

Maturities of long-term obligations during each of the five fiscal years ending 2006 are 2002 - $1,772,000; 2003 - $78,892,000; 2004 - $816,000; 2005 - $0, 2006 and thereafter - $18,965,000.

Certain long-term obligations require that the Company maintain certain financial ratios. These financial ratios were all met for 2001 and 2000. At December 29, 2001, the Company had outstanding letters of credit totaling $8,667,000.

Interest paid was $5,172,000 in 2001, $2,899,000 in 2000 and $3,117,000 in 1999.

The Company had lines of credit aggregating $25,000,000 available at December 29, 2001, with $13,500,000 borrowed under these lines. These arrangements do not have termination dates but are renewed annually. Interest on these lines of credit is at rates mutually agreed upon at the time of borrowing.

The Company has a note payable to bank of $52,000,000, which is secured by the Company’s accounts receivable.

NOTE C – MARKETABLE SECURITIES

Baldor currently invests in only high-quality, short-term investments, which it classifies as available-for-sale. Differences between amortized cost and estimated fair value at December 29, 2001 and December 30, 2000 are not material and are included in Accumulated Other Comprehensive Income. Because investments are predominantly short-term and are generally allowed to mature, realized gains and losses for both years have been minimal. The following table presents the estimated fair value breakdown of investments by category:

(In thousands)                                     2001         2000

Municipal debt securities                        $9,924       $4,661
U.S. corporate debt securities                        0          351
U.S. Treasury & agency securities                 1,128        4,269
Other debt securities                               611          217
                                                 11,663        9,498
Less cash equivalents                               611          361
                                                $11,052       $9,137
The estimated fair value of marketable debt and equity securities at December 29, 2001 was $1,800,000 due in one year or less, $8,156,000 due in one to five years and $1,707,000 due after five years. Because of the short-term nature of the investments, expected maturities and contractual maturities are generally the same.

NOTE D - INCOME TAXES

The Company made income tax payments of $16,065,000 in 2001, $25,775,000 in 2000 and $22,743,000 in 1999. Income tax expense consists of the following:

(in thousands)                               2001        2000         1999

Current:         Federal                  $10,398     $21,626      $20,725
                 State                      1,483       1,932        2,690
                 Foreign                     (534)        510          553
Deferred:                                   1,800       3,690        2,832
                                          $13,147     $27,758      $26,800
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
                                            2001        2000         1999

Statutory federal income tax rate           35.0%       35.0%        35.0%
State taxes, net of federal benefit          2.7%        2.1%         2.6%
Other                                       (0.7%)       0.4%         0.4%
Effective income tax rate                   37.0%       37.5%        38.0%

The principal components of deferred tax assets (liabilities) follow:

                                                         2001         2000
Property, plant, equipment and intangibles           ($18,726)    ($16,683)
Accrued liabilities                                     5,428        6,003
Employee compensation and benefits                      1,746        2,092
Total deferred tax liabilities                       ($11,552)    ($10,585)

NOTE E – FINANCIAL DERIVATIVES

Hedging of Copper and Aluminum Requirements

Effective December 31, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended. This statement requires the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedges), or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative’s change in fair value is recognized in earnings.

At December 29, 2001, the Company had derivative related balances with a fair value liability of $769,000 recorded as a reduction in other current assets. The cumulative effect of adoption of SFAS 133 on December 31, 2000 did not have a material effect on the consolidated financial statements of the Company.

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. The amount recognized on cash flow hedges in 2001 did not have a material effect on the consolidated financial statements. The Company expects that after-tax losses, totaling approximately $1.4 million recorded in other comprehensive income (loss) at December 29, 2001, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

NOTE F – SHAREHOLDERS’ EQUITY

The Company maintains a shareholder rights plan intended to encourage a potential acquirer to negotiate directly with the Board of Directors. The purpose of the plan is to ensure the best possible treatment for all shareholders. Under the terms of the plan, one Common Stock Purchase Right (a Right) is associated with each outstanding share of common stock. If an acquiring person acquires 20% or more of the Company’s common stock then outstanding, the Rights become exercisable and would cause substantial dilution. Effectively, each such Right would entitle its holder (excluding the 20% owner) to purchase shares of Baldor common stock for half of the then current market price, subject to certain restrictions under the plan. A Rights holder is not entitled to any benefits of the Right until it is exercised. The Rights, which expire in May 2008, may be redeemed by the Company at any time prior to someone acquiring 20% or more of the Company’s outstanding common stock and in certain events thereafter.

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain computers, buildings and other equipment under operating lease agreements. Related rental expense was $5,100,000 in 2001, $5,400,000 in 2000 and $4,800,000 in 1999. Future minimum payments for operating leases having non-cancelable lease terms in excess of one year are: 2002 - $2,933,000; 2003 - $2,783,000; 2004 - $2,072,000; 2005 - $2,025,000; and 2006 - $1,101,000.

Legal Proceedings

The Company is subject to a number of legal actions arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these actions will not materially affect the Company’s financial position or results of operations.

NOTE H – STOCK PLANS

The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Grants can and have included: (1) incentive stock options to purchase shares at prices not less than the market value at grant date, and/or (2) non-qualified stock options to purchase shares of restricted stock equal to and less than the stock’s market value at grant date. Grants from the 1990 Plan expire six years from the grant date. All other grants expire 10 years from the date of grant. All outstanding options granted from the 1981 Plan expired in 2001. The 1987, 1989, and 1996 Plans have expired except for options outstanding. A summary of the Company’s stock plans follows.

1990 Plan – Only non-qualified options can be granted from this Plan. Options vest and become 50% exercisable at the end of one year and 100% exercisable at the end of two years. There are no charges to income.

1987 and 1994 Plans – Incentive stock options vest and become fully exercisable with continued employment of six months for officers and three years for non-officers. Restrictions on non-qualified stock options normally lapse after a period of five years or earlier under certain circumstances. Related compensation expense for the non-qualified stock options with option price less than market value at grant date is amortized over the applicable compensatory period.

1996 and 2001 Plans – Each non-employee director receives an annual grant consisting of non-qualified stock options to purchase: (1) 3,240 shares at a price equal to the market value at grant date, and (2) 2,160 shares at a price equal to 50% of the market value at grant date. These options are immediately exercisable. Related compensation expense on the options granted at 50% of market is amortized over the applicable compensatory period.

Plan Type Administrator Recipients Status 1981 Non-compensatory Board of Directors Employees Expired 1987 Compensatory Stock Option Committee Employees Expired 1989 Compensatory Executive Committee Non-employee directors Expired 1990 Non-compensatory Stock Option Committee District Managers Active 1994 Compensatory Stock Option Committee Employees Active 1996 Compensatory Executive Committee Non-employee directors Expired 2001 Compensatory Executive Committee Non-employee directors Active

The alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, requires the use of an option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and requires input of highly subjective assumptions. Traded options have no vesting restrictions and are fully transferable. The Company’s stock options have characteristics significantly different from those of traded options and the assumptions can materially affect the fair value estimate. Therefore, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, net income and earnings per share required by SFAS No. 123 have been determined as if the Company had accounted for its stock options under SFAS No. 123 using the Black-Scholes model. The fair value for these options was estimated as of the grant date. The estimated fair value of the option is amortized to expense over the options’ applicable compensatory periods. The initial impact on pro forma net income and net income per share may not be representative of the compensation expense in future years when the effect of the amortization of multiple awards would be reflected in the pro forma disclosure. A summary of the Company’s weighted average variables, pro forma information, and stock option activity for fiscal years 2001, 2000 and 1999 follows.

                                                       2001                      2000                     1999
Weighted Average Variables
--------------------------
Volatility                                             3.5%                      3.6%                     2.3%
Risk-free interest rates                               5.1%                      6.6%                     5.1%
Dividend yields                                        2.4%                      2.8%                     2.1%
Expected option life                              6.9 years                 7.0 years                6.9 years
Remaining contractual life                        5.7 years                 5.9 years                6.1 years
Fair value per share price
   granted during year
          At market price                             $2.94                     $3.56                    $3.03
          At less than market
price                                                 $8.09                     $5.59                    $8.54

Pro Forma Information
---------------------
Pro forma net income (in
thousands)                                          $21,306                   $45,048                  $41,728
Pro forma earnings per share                          $0.62                     $1.31                    $1.14

                                                   Weighted                  Weighted                 Weighted
                                                    Average                   Average                  Average
Stock Option Activity                 Shares    Price/Share     Shares    Price/Share     Shares   Price/Share
---------------------
Total options outstanding
          Beginning Balance        2,669,899         $15.67  2,710,817         $14.85  2,680,603        $13.74
                    Granted          398,500          19.72    358,833          16.13    414,250         17.27
                    Exercised       (390,945)         12.69   (298,020)          8.02   (313,373)         8.12
                    Canceled         (76,220)         19.86   (101,731)         17.93    (70,663)        20.25
          Ending Balance           2,601,234          16.62  2,669,899          15.67  2,710,817         14.85
Shares authorized for grant       12,191,600                11,991,600                11,991,600
Shares exercisable, at year end    2,083,384                 2,135,299                 2,029,852
Shares reserved for future
grants,
at year end                        1,973,555                 2,128,435                 2,403,253

NOTE I - FOREIGN OPERATIONS

The Company's foreign operations include both export sales and the results of its foreign affiliates in Europe, Australia, Singapore and Mexico. Consolidated sales, earnings before income taxes, and identifiable assets consist of the following:

(In thousands)                                        2001              2000           1999
Net Sales:
  United States Companies
                Domestic customers                $479,362          $534,796       $505,477
                Export customers                    38,445            39,054         36,981
                                                   517,807           573,850        542,458
Foreign Affiliates                                  39,652            47,378         43,091
                                                  $557,459          $621,228       $585,549
Earnings Before Income Taxes:
                United States Companies           $ 37,220          $ 71,462       $ 68,772
                Foreign Affiliates                  (1,688)            2,559          1,751
                                                  $ 35,532          $ 74,021       $ 70,523
Assets:
                United States Companies           $439,445          $444,907       $394,610
                Foreign Affiliates                  18,082            20,021         29,331
                                                  $457,527          $464,978       $423,941

Assets and liabilities of foreign affiliates are translated into U.S. dollars at year-end exchange rates. Income statement items are generally translated at average exchange rates prevailing during the period. Translation adjustments are recorded in Accumulated Other Comprehensive Income in Shareholders' Equity.

NOTE J - EARNINGS PER SHARE

The Company's presentation of financial results includes both diluted earnings per share and basic earnings per share in accordance with SFAS No. 128, Earnings Per Share.

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes all common stock equivalents. The table below details earnings per share for the years indicated:

                                                                  2001         2000         1999
Numerator Reconciliation:
     The numerator is the same for Diluted and basic EPS:
          Net earnings (in thousands)                          $22,385      $46,263      $43,723
Denominator Reconciliation:
     The denominator for basic earnings per share:
          Weighted average shares                           33,896,164   33,980,529   36,077,484
     Effect of dilutive securities:
          Stock options                                        609,386      589,799      709,865
The denominator for diluted earnings per share:
     Adjusted weighted average shares                       34,505,550   34,570,328   36,787,349
Basic Earnings Per Share                                         $0.66        $1.36        $1.21
Diluted Earnings Per Share                                       $0.65        $1.34        $1.19

NOTE K - ACQUISITIONS

On November 27, 2000, the Company acquired Pow'R Gard Generator Corporation for cash in the amount of $40 million. The acquisition has been accounted for as a purchase. Goodwill associated with the acquisition is being amortized on a straight-line basis over 40 years. Pow'R Gard's results of operations for the year ended December 30, 2000 are not material to the Company's consolidated financial statements. Accordingly, pro forma information has not been presented. The Company's consolidated financial statements include the results of operations and the assets and liabilities of Pow'R Gard after November 27, 2000.

NOTE L - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS no. 140 replaces SFAS No. 125, issued in June, 1996. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise carries over most of the provisions of SFAS no. 125 without reconsideration. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating securitization transactions and collateral for fiscal years ending after December 15, 2000. Certain provisions of SFAS. No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company's adoption of SFAS No. 140 had no material effect on its consolidated financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 30, 2001 and has not yet determined what effect these tests will have on the earnings and financial position of the Company.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS 121. Generally, SFAS 144 retains the fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets, except for the indefinite-lived intangible assets, which are covered by SFAS 142. However, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." SFAS 144 will become effective for the Company beginning December 30, 2001.

Report of Ernst &Young LLP, Independent Auditors

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

The Audit Committee of the Board of Directors is composed solely of outside directors and is responsible for recommending to the Board the independent accounting firm to be retained for the coming year. The Audit Committee meets regularly with the independent auditors, with the Director of Audit Services, as well as with Baldor management, to review accounting, auditing, internal accounting controls and financial reporting matters. The independent auditors, Ernst &Young LLP, and the Director of Audit Services, have direct access to the Audit Committee without the presence of management to discuss the results of their audits.

Ernst &Young LLP, independent certified public accountants, have audited Baldor's financial statements. Management has made available to Ernst &Young LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

/s/ R. S. BOREHAM, JR.    /s/ JOHN McFARLAND         /s/ LLOYD G. DAVIS         /s/ RONALD E. TUCKER
Chairman of the Board     President and              Executive Vice President,  Chief Financial Officer
                          Chief Executive Officer    Chief Operating Officer    and Treasurer
                                                     and Secretary

Board of Directors

Roland S. Boreham, Jr.,Chairman
Chairman of the Board since 1981.
Former Chief Executive Officer.
Director since 1961.
Officer since 1961.
Chairman - Executive Committee.
Member - Nominating Committee.

John A. McFarland, President
and Chief Executive Officer
Director since 1996.
Officer since 1990.
Member - Executive Committee.
Chairman - Nominating Committee.

Jefferson W. Asher, Jr.
Independent management consultant.
Director since 1973.
Chairman - Audit Committee.

Merlin J. Augustine, Jr.
Associate Vice Chancellor for
Finance and Administration and
Director of Customer Relations at the
University of Arkansas in Fayetteville.
Member of the Board of Arkansas
Science and Technology Authority.
Founder and Chief Executive Officer
of the M&N Augustine Foundation
for Human Development, Inc.
Director since 2000.
Member - Nominating Committee.

Richard E. Jaudes
Partner, Thompson Coburn LLP,
Attorneys at Law.
Director since 1999.
Member - Stock Option Committee.

Robert J. Messey
Senior Vice President and
Chief Financial Officer of
Arch Coal, Inc. (NYSE).
Director since 1993.
Chairman - Stock Option Committee.
Member - Audit Committee.

Robert L. Proost
Financial Consultant and Lawyer.
Former Corporate Vice President,
Chief Financial Officer, and
Director of Administration of
A.G. Edwards &Sons, Inc.
Director since 1988.
Member - Audit Committee.
Member - Stock Option Committee.

R. L. Qualls
Former Chief Executive Officer.
Officer from 1986 through 2000.
Director since 1987.
Member - Executive Committee.

Barry K. Rogstad
President of the American Business
Conference.
Director since 2001.

Fred C. Ballman
Director Emeritus
Former Chairman of the Board.
Former Chief Executive Officer.
Director from 1944 to 1982.
Director from 1992 to 2001.
Director Emeritus since 2001.

Officers

Roland S. Boreham, Jr.
Chairman
Officer since 1961.

John A. McFarland
President and Chief Executive Officer
Officer since 1990.

Lloyd G. Davis
Executive Vice President,
Chief Operating Officer and Secretary
Officer since 1992.

Randall P. Breaux
Vice President - Marketing
Officer since 2001.

Randy L. Colip
Vice President - Sales
Officer since 1997.

Charles H. Cramer
Vice President - Personnel
Officer since 1984.

Gene J. Hagedorn
Vice President - Materials
Officer since 1994.

Jeffrey R. Hubert
Vice President - Sales
Officer since 2002

John L. Peeples, III
Vice President - International Sales
Officer since 1998.

Jerry D. Peerbolte
Vice President - Marketing
Officer since 1990.

Ronald E. Tucker
Chief Financial Officer
and Treasurer
Officer since 1997.

Randal G. Waltman
Vice President - Motor Engineering
and Operations
Officer since 1997.

Shareholder Information

Dividend Policy

Baldor’s dividend policy is to periodically increase dividends as earnings and financial strength warrant, while investing a portion of earnings to finance growth opportunities. The objective is for shareholders to obtain dividend increases over time while also participating in the growth of the Company.

Dividends Paid

Baldor’s annual dividend rate for 2001 increased 4% over 2000. There have been 5 dividend increases in the last five years and 13 increases in the last ten years.

                                  2001       2000       1999
          1st quarter            $0.13      $0.12      $0.11
          2nd quarter             0.13       0.12       0.11
          3rd quarter             0.13       0.13       0.11
          4th quarter             0.13       0.13       0.12
          Year                   $0.52      $0.50      $0.45

Common stock price range

                                      2001                          2000
                              HIGH            LOW          HIGH             LOW
        1st quarter         $23.2500       $19.5000      $19.1875       $14.8750
        2nd quarter          25.1500        20.0000       19.1875        17.5000
        3rd quarter          22.5800        18.0000       21.0625        18.1250
        4th quarter          21.5000        18.8100       22.5000        19.2500

Shareholders

At December 29, 2001, there were 4,456 shareholders of record including employee shareholders through participation in the benefit plans.

Ticker

The common stock of Baldor Electric Company trades on the New York Stock Exchange (NYSE) with the ticker symbol BEZ.

Independent auditors

         Ernst & Young LLP
         425 West Capitol - Suite 3600
         Little Rock, Arkansas 72201

General counsel

         Thompson Coburn LLP
         One Firstar Plaza - Suite 3500
         St. Louis, Missouri  63101-1693

Annual Report on Form 10-K

Baldor’s Form 10-K report is filed with the Securities and Exchange Commission and the NYSE. Shareholders may obtain a copy of the Form 10-K report, including the financial statements and financial statement schedules, by written request (without charge) from the Company’s Investor Relations Department at the address under shareholder inquiries.

Shareholder inquiries

To request additional copies of the Annual Report to Shareholders, or other materials and information about Baldor Electric Company, please contact us at:

         Attn:  Investor Relations                   Phone:   479-646-4711
         Baldor Electric Company                     Fax:     479-648-5752
         P O Box 2400                                Internet:www.baldor.com
         Fort Smith, Arkansas 72902

Transfer Agent and Registrar

The following services are offered to Baldor shareholders and are administered by the transfer agent. For more information regarding any of the services listed below, or to receive help with other questions you may have about your account, write or call the transfer agent.

         Continental Stock Transfer & Trust Company
         17 Battery Place - Floor 8
         New York, New York  10004

         Toll-free phone:  800-509-5586
         Phone:            212-509-4000 or 212-845-3200
         Fax:              212-509-5150
         Internet:         www.continentalstock.com

         Services offered:
         ----------------
         Dividend reinvestment and direct stock purchase plan
         Direct deposit of dividends
         Address changes
         Account consolidations
         Lost certificate replacement
         Registration changes
         Dividend check replacement
         Issuance of 1099-DIV