Form 10-Q
period 2002-03-30
BALDOR ELECTRIC CO
filed 2002-05-14
CIK 9342

                                           UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                             FORM 10-Q

                         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                                   THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended March 30, 2002

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

                                             (479) 646-4711
                            (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days. Yes[X]  No [   ]

At March 30, 2002, there were 33,979,893 shares of the registrant's common stock outstanding.

                                               Index

                              Baldor Electric Company and Affiliates

Part 1.   Financial Information

      Item 1.   Financial Statements (Unaudited)

                Condensed consolidated balance sheets-March 30, 2002 and December 29, 2001

                Condensed consolidated statements of earnings-Three months ended
                March 30, 2002 and March 31, 2001

                Condensed consolidated statements of cash flow-Three months ended
                March 30, 2002 and March 31, 2001

                Notes to condensed consolidated financial statements-March 30, 2002

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                            Operations

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Part 2.   Other Information

      Item 6.   Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Baldor Electric Company and Affiliates
                    Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)                                         March 30  December 29
Assets                                                                        2002         2001

Current Assets:        Cash and cash equivalents                           $12,193       $5,564
                       Marketable securities                                12,334       11,052
                       Receivables, less allowances for doubtful accounts
                         of $4,600,000 in 2002 and 2001.                    90,430       83,182
                       Inventories:
                              Finished products                             82,035       83,919
                              Work in process                               10,120       10,155
                              Raw materials                                 56,019       56,751
                                                                           148,174      150,825
                       LIFO valuation adjustment                           (24,604)     (24,604)
                                                                           123,570      126,221
                       Other current assets and deferred income taxes       21,989       25,262
                       Total Current Assets                                260,516      251,281

Property, Plant        Land and improvements                                 6,268        6,267
and Equipment:         Buildings and improvements                           55,134       54,372
                       Machinery and equipment                             266,024      266,627
                       Allowances for depreciation and amortization       (188,104)    (185,151)
                       Net Property, Plant and Equipment                   139,322      142,115

Other Assets:          Goodwill                                             57,158       57,158
                       Other                                                 6,365        6,973
                                                                          $463,361     $457,527

Liabilities and Shareholders' Equity
Current                Accounts payable                                    $26,273      $28,830
Liabilities:           Employee compensation                                 8,311        5,997
                       Profit sharing                                        1,239        5,102
                       Accrued warranty costs                                6,625        6,625
                       Accrued insurance obligations                        15,367       15,694
                       Other accrued expenses                               10,632       14,670
                       Income taxes payable (recoverable)                    1,560       (1,046)
                       Current maturities of long-term obligations           1,770        1,771
                       Total Current Liabilities                            71,777       77,643
Long-Term Obligations                                                      107,172       98,673
Deferred Income Taxes                                                       19,032       18,726
Shareholders' Equity:  Preferred stock, $.10 par value
                         Authorized shares:  5,000,000
                         Issued and outstanding shares:  None
                       Common Stock, $.10 par value
                         Authorized shares:  150,000,000
                         Issued shares: (39,501,052 in 2002                  3,950        3,941
                         and 39,411,473 in 2001)
                       Additional capital                                   45,401       44,224
                       Retained earnings                                   326,550      325,642
                       Accumulated other comprehensive income               (6,744)      (8,164)
                       Treasury stock (5,513,687 shares in 2002
                         and 5,493,053 shares in 2001), at cost           (103,777)    (103,158)
                       Total Shareholders' Equity                          265,380      262,485
                                                                          $463,361     $457,527

See notes to unaudited condensed consolidated financial statements.

                          Baldor Electric Company and Affiliates
                 Condensed Consolidated Statements of Earnings (Unaudited)

                                                                       Three Months Ended
                                                                    March 30        March 31
(in thousands, except share data)                                       2002            2001

Net sales                                                           $133,510        $150,155
Other income, net                                                        145             149
                                                                     133,655         150,304
Cost and expenses:  Cost of goods sold                                96,354         107,545
                    Selling and administrative                        26,580          28,296
                    Profit sharing                                     1,245           1,554
                    Interest                                             860           1,533
                                                                     125,039         138,928
Earnings before income taxes                                           8,616          11,376
Income taxes                                                           3,189           4,209
                                Net Earnings                          $5,427          $7,167
Net earnings per share-basic                                           $0.16           $0.21
Net earnings per share-diluted                                         $0.16           $0.21
Weighted average shares outstanding-basic                         33,950,268      33,850,276
Weighted average shares outstanding-diluted                       34,556,770      34,495,933
Dividends declared and paid per common share                           $0.13           $0.13

See notes to unaudited condensed consolidated financial statements.

                           Baldor Electric Company and Affiliates
                 Condensed Consolidated Statements of Cash flows (Unaudited)

                                                                       Three Months Ended
                                                                     March 30     March 31
(In thousands)                                                           2002         2001

Operating activities:
        Net earnings                                                   $5,427       $7,167
        Depreciation                                                    4,472        4,155
        Amortization                                                      381          850
        Deferred income taxes                                           1,413          329
        Changes in operating assets and liabilities:
              Receivables                                              (7,248)       1,686
              Inventories                                               2,651          136
              Other current assets                                      2,166        3,761
              Accounts payable                                         (2,557)      (2,133)
              Accrued expenses and other liabilities                   (5,914)     (11,636)
              Income taxes                                              2,606        1,130
              Other - net                                               1,788       (1,212)
        Net cash from operating activities                              5,185        4,233

Investing activities:
        Additions to property, plant and equipment                     (1,923)      (2,273)
        Marketable securities purchased                                (3,030)        (310)
        Marketable securities sold                                      1,748        4,612
        Net cash (used in) provided by investing activities            (3,205)       2,029

Financing activities:
        Additional long-term obligations                               14,000       44,000
        Reduction of long-term obligations                             (5,502)     (45,631)
        Unexpended debt proceeds                                           (1)          (5)
        Dividends paid                                                 (4,415)      (4,407)
        Common stock repurchased                                            0         (785)
        Stock option plans                                                567        1,724
        Net cash provided by (used in) financing activities             4,649       (5,104)

Net increase in cash and cash equivalents                               6,629        1,158
Beginning cash and cash equivalents                                     5,564        5,868
Ending cash and cash equivalents                                      $12,193       $7,026

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2002

Note A Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 30, 2002 may not be indicative of the results that may be expected for the fiscal year ending December 28, 2002.

Comprehensive Income: Total comprehensive income was approximately $6.3 million and $6.5 million for the first quarter of 2002 and 2001, respectively. Cumulative translation adjustments and changes in the fair value of financial instruments utilized as cash flow hedges pursuant to SFAS No.133 are the only significant items included in other comprehensive income.

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

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. The amount recognized on cash flow hedges in first quarter 2002 did not have a material effect on the consolidated financial statements.

At March 30, 2002 and December 29, 2001, the Company had derivative related balances with a fair value of approximately $1,861,000 and ($769,000), respectively, recorded in other current assets. The Company had corresponding net after-tax gains (losses) of approximately $427,000 and ($1,400,000) recorded in other comprehensive income (loss) at March 30, 2002 and December 29, 2001, respectively. The Company expects that net after-tax losses, totaling approximately $69,000 included in other comprehensive income at March 30, 2002, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Note B Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                                  Three Months Ended

(In thousands, except per share data)                        Mar 30, 2002    Mar 31, 2001
Numerator Reconciliation:
         Net earnings                                             $ 5,427         $ 7,167
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                                   33,950          33,850
         Effect of dilutive securities:
               Stock options                                          607             646
   The denominator for diluted EPS-adjusted
         weighted average shares                                   34,557          34,496

Basic earnings per share                                           $ 0.16          $ 0.21
Diluted earnings per share                                         $ 0.16          $ 0.21

Note C Recent and Proposed Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The new rules on accounting for goodwill and other intangible assets became effective for the Company beginning in the first quarter of 2002. The amount of goodwill amortization recognized in the first quarter of 2001 was not material to the Company’s financial results. Prior to the end of the second quarter of 2002, the Company, as required by SFAS No. 142, will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 30, 2001 and has not yet determined what effect these tests will have on the earnings and financial position of the Company.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS 121. Generally, SFAS 144 retains the fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets, except for the indefinite-lived intangible assets, which are covered by SFAS 142. However, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” SFAS 144 became effective for the Company beginning December 30, 2001.

Note D Credit Facilities

On March 16, 2001, the Company entered into a loan agreement (“the facility”) with a bank, which provides the Company up to $70 million of borrowing capacity. The facility is secured with Company’s trade accounts receivable and matures March 15, 2004. Interest is calculated at a relevant commercial paper rate plus applicable margin. At March 30, 2002 the Company had outstanding borrowings on the facility amounting to $47 million at an interest rate of 1.80%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First quarter 2002 sales were down 11.1% from first quarter 2001. Gross and operating margins declined to 27.8% and 7.9%, respectively, compared to 28.4% and 9.5%, respectively in first quarter 2001.

Net earnings of $5.4 million for the first quarter decreased 24.3% from first quarter 2001. Diluted earnings per share of $0.16 declined 24.3% compared to the same quarter of 2001. Pretax earnings were 24.3% lower for the first quarter when compared to last year. While margins were down compared to the same period in 2001, the Company’s cost reduction program and continued investments in productivity were reflected in improved operating, pretax, and net margins when compared to the fourth quarter and third quarter of 2001.

Liquidity and Capital Resources

The Company’s financial position remains solid. The current ratio was 3.6 and the debt-to-total capital ratio was 28.8% as of March 30, 2002, compared to a current ratio of 3.0 and debt-to-total capital ratio of 27.3% at December 29, 2001. Working capital increased to $188.7 million at March 30, 2002 compared to $173.6 at December 29, 2001. Operating cash flows for the first three months amounted to $5.2 million compared to $4.2 million for the same period last year. Annualized return on average equity is 7.8% as of March 30, 2002 versus 8.6% at December 29, 2001. The Company’s average interest rate on outstanding debt was less than 3.0% at March 30, 2002.

Forward-looking Statements

This document contains statements that are forward-looking, ie, not historical facts. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “outlook”, “optimistic”, “trends”, “expect(s)", “assuming”, “expectations”, “forecasted”, “estimates”, “expected”) are based on the Company’s current expectations and some of them are subject to risks and uncertainties, possibly including changes in economic conditions, competition, fluctuations in raw materials and other unanticipated events and conditions, the outcome of which could result in actual future performance materially different from the performance indicated. These statements should be read in conjunction with the Company’s most recent annual report (as well as the Company’s Form 10-K and other reports filed with the Securities and Exchange Commission) containing a discussion of the Company’s business and of various factors that may affect it.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To maintain stable pricing for its customers, the Company enters into various hedging transactions as described below.

As a purchaser of certain commodities, primarily copper, aluminum and steel, the Company periodically utilizes commodity futures and options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure materials. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting, as described in Note A to the financial statements.

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

Although the Company has risk related to changes in foreign currency exchange rates, foreign affiliates comprise less than 10% of the Company’s total assets. The Company does not anticipate the use of derivatives for managing foreign currency risk, but continues to monitor the effects of foreign currency exchange rates.

PART 2. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      b.  The registrant did not file any reports on Form 8-K during the most recently completed fiscal quarter.

                                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               BALDOR ELECTRIC COMPANY
                                                                     (Registrant)

  Date: May 14, 2002                                By: /s/ Ronald E. Tucker
                                                    Ronald E. Tucker - Chief Financial Officer
                                                    (on behalf of the Registrant and as Chief
                                                    Financial Officer)