Form 10-Q
period 2002-06-29
BALDOR ELECTRIC CO
filed 2002-08-13
CIK 9342

                                         UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q

                       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended June 29, 2002

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

At June 29, 2002, there were 34,099,822 shares of the registrant's common stock outstanding.

                                                  Index

                                 Baldor Electric Company and Affiliates

Part 1.   Financial Information

 Item 1. Financial Statements (Unaudited)

         Condensed consolidated balance sheets-June 29, 2002 and December 29, 2001

         Condensed consolidated statements of earnings-Three and six months ended
         June 29, 2002 and June 30, 2001

         Condensed consolidated statements of cash flows-Six months ended
         June 29, 2002 and June 30, 2001

         Notes to condensed consolidated financial statements-June 29, 2002

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part 2.   Other Information

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 6. Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Baldor Electric Company and Affiliates
                   Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)                                     June 29  December 29
                                                                         2002         2001
Assets

Current Assets:  Cash and cash equivalents                             $6,691       $5,564
                 Marketable securities                                 19,953       11,052
                 Receivables, less allowances for doubtful accounts
                   of $3,900 in 2002 and $4,600 in 2001.               94,646       83,182
                 Inventories:
                        Finished products                              79,649       83,919
                        Work in process                                 9,877       10,155
                        Raw materials                                  53,971       56,751
                                                                      143,497      150,825
                 LIFO valuation adjustment                            (24,918)     (24,604)
                                                                      118,579      126,221
                 Other current assets and deferred income taxes        22,407       25,262
                 Total Current Assets                                 262,276      251,281

Property, Plant  Land and improvements                                  6,268        6,267
and Equipment:   Buildings and improvements                            55,935       54,372
                 Machinery and equipment                              267,760      266,627
                 Allowances for depreciation and amortization        (191,614)    (185,151)
                 Net Property, Plant and Equipment                    138,349      142,115

Other Assets:    Goodwill                                              57,158       57,158
                 Other                                                  6,006        6,973
                                                                     $463,789     $457,527

Liabilities and Shareholders' Equity
Current          Accounts payable                                     $24,077      $28,830
Liabilities:     Employee compensation                                  6,352        5,997
                 Profit sharing                                         2,824        5,102
                 Accrued warranty costs                                 6,625        6,625
                 Accrued insurance obligations                         14,148       15,694
                 Other accrued expenses                                13,212       14,670
                 Income taxes payable (recoverable)                    (1,753)      (1,046)
                 Current maturities of long-term obligations            1,809        1,771
                 Total Current Liabilities                             67,294       77,643
Long-Term Obligations                                                 106,455       98,673
Deferred Income Taxes                                                  19,046       18,726
Shareholders' Equity:
                 Preferred stock, $.10 par value
                   Authorized shares:  5,000,000
                   Issued and outstanding shares:  None
                 Common stock, $.10 par value
                   Authorized shares:  150,000,000
                   Issued shares: (39,643,269 in 2002                   3,964        3,941
                   and 39,411,473 in 2001)
                 Additional capital                                    47,802       44,224
                 Retained earnings                                    329,190      325,642
                 Accumulated other comprehensive income                (5,658)      (8,164)
                 Treasury stock (5,543,447 shares in 2002
                   and 5,493,053 shares in 2001), at cost            (104,304     (103,158)
                 Total Shareholders' Equity                           270,994      262,485
                                                                     $463,789     $457,527

See notes to unaudited condensed consolidated financial statements.

                             Baldor Electric Company and Affiliates
                   Condensed Consolidated Statements of Earnings (Unaudited)

                                                Three Months Ended          Six Months Ended
                                                June 29     June 30        June 29    June 30
(In thousands, except share data)                  2002        2001           2002       2001

Net sales                                      $145,176    $146,668       $278,686   $296,823
Other income, net                                   278          22            424        172
                                                145,454     146,690        279,110    296,995
Cost and expenses: Cost of goods sold           103,805     104,875        200,160    212,420
                   Selling and administrative    27,768      28,703         54,348     56,998
                   Profit sharing                 1,585       1,508          2,830      3,063
                   Interest                         877       1,367          1,737      2,901
                                                134,035     136,453        259,075    275,382
Earnings before income taxes                     11,419      10,237         20,035     21,613
Income taxes                                      4,224       3,788          7,413      7,997
                   Net Earnings                  $7,195      $6,449        $12,622    $13,616
Net earnings per share-basic                      $0.21       $0.19          $0.37      $0.40
Net earnings per share-diluted                    $0.21       $0.19          $0.36      $0.39
Weighted average shares outstanding-basic    34,046,746  33,903,133     33,998,507 33,876,705
Weighted average shares outstanding-diluted  34,784,338  34,539,381     34,662,763 34,511,122
Dividends declared and paid per common share      $0.13       $0.13          $0.26      $0.26

See notes to unaudited condensed consolidated financial statements.

                        Baldor Electric Company and Affiliates
             Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                 Six Months Ended
                                                               June 29      June 30
(In thousands)                                                    2002         2001

Operating activities:
      Net earnings                                             $12,622      $13,616
      Depreciation                                               8,839        8,364
      Amortization                                                 763        1,027
      Deferred income taxes                                      1,602        1,593
      Changes in operating assets and liabilities:
           Receivables                                         (11,464)          56
           Inventories                                           7,642       (1,523)
           Other current assets                                  1,573        1,761
           Accounts payable                                     (4,753)       1,475
           Accrued expenses and other liabilities               (4,927)     (10,943)
           Income taxes                                           (707)      (3,369)
           Other - net                                           1,754       (2,405)
      Net cash provided by operating activities                 12,944        9,652

Investing activities:
      Additions to property, plant and equipment                (4,346)      (7,338)
      Marketable securities purchased                          (10,939)      (1,291)
      Marketable securities sold                                 2,038        5,390
      Net cash used in investing activities                    (13,247)      (3,239)

Financing activities:
      Additional long-term obligations                          14,000       44,546
      Reduction of long-term obligations                        (6,179)     (45,320)
      Unexpended debt proceeds                                       1            5
      Dividends paid                                            (8,847)      (8,818)
      Common stock repurchased                                       0         (780)
      Stock option plans                                         2,455        2,770
      Net cash provided by (used in) financing activities        1,430       (7,597)

Net increase in cash and cash equivalents                        1,127       (1,184)
Beginning cash and cash equivalents                              5,564        5,868
Ending cash and cash equivalents                                $6,691       $4,684

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
June 29, 2002

Note A Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 29, 2002 may not be indicative of the results that may be expected for the fiscal year ending December 28, 2002.

Comprehensive Income: Total comprehensive income was approximately $8.3 million and $6.1 million for the second quarter of 2002 and 2001, respectively and was approximately $15.1 million and $12.6 million for the first six months of 2002 and 2001, respectively. The components of comprehensive income are illustrated in the table below:

                                                                Three Months Ended
                                                         June 29, 2002      June 30, 2001

Net income                                                      $7,195             $6,449
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gains arising during period                141                 49
     Less: reclassification adjustment for gains
included in net income                                             (87)               (50)
                                                                    54                 (1)
  Net change in current period hedging transactions                195               (210)
  Foreign currency translation adjustment                          837               (126)
Other comprehensive income, net of tax                           1,086               (337)
Total comprehensive income                                      $8,281             $6,112

                                                                  Six Months Ended
                                                         June 29, 2002      June 30, 2001

Net income                                                     $12,622            $13,616
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gains arising during period                173                107
     Less: reclassification adjustment for gains
included in net income                                            (157)               (98)
                                                                    16                  9
  Net change in current period hedging transactions              1,982               (242)
  Foreign currency translation adjustment                          508               (752)
Other comprehensive income, net of tax                           2,506               (985)
Total comprehensive income                                     $15,128            $12,631

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

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. The amount recognized on cash flow hedges in second quarter 2002 did not have a material effect on the consolidated financial statements.

At June 29, 2002 and December 29, 2001, the Company had derivative related balances with a fair value of approximately $1,793,000 and ($769,000), respectively, recorded in other current assets. The Company had corresponding net after-tax gains (losses) of approximately $621,000 and ($1,400,000) recorded in other comprehensive income (loss) at June 29, 2002 and December 29, 2001, respectively. The Company expects that net after-tax gains, totaling approximately $621,000 included in other comprehensive income at June 29, 2002, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Note B Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):
                                                       Three Months Ended

(In thousands, except per share data)            June 29, 2002    June 30, 2001
Numerator Reconciliation:
         Net earnings                                  $ 7,195          $ 6,449
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                        34,047           33,903
         Effect of dilutive securities:
               Stock options                               737              636
   The denominator for diluted EPS-adjusted
         weighted average shares                        34,784           34,539

Basic earnings per share                                $ 0.21           $ 0.19
Diluted earnings per share                              $ 0.21           $ 0.19

                                                        Six Months Ended

(In thousands, except per share data)            June 29, 2002    June 30, 2001
Numerator Reconciliation:
         Net earnings                                 $ 12,622         $ 13,616
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                        33,999           33,877
         Effect of dilutive securities:
               Stock options                               664              634
   The denominator for diluted EPS-adjusted
         weighted average shares                        34,663           34,511

Basic earnings per share                                $ 0.37           $ 0.40
Diluted earnings per share                              $ 0.36           $ 0.39

Note C Recent and Proposed Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other definite-lived intangible assets will continue to be amortized over their useful lives. The new rules on accounting for goodwill and other intangible assets became effective for the Company beginning in the first quarter of 2002. The Company assessed its goodwill for impairment upon adoption, and will test for impairment at least annually thereafter. The Company’s transitional impairment test did not indicate any impairment losses. Had the provisions of SFAS 142 been in effect during the six months ended June 30, 2001, an increase in net income of $575,000 or $.016 per diluted share, would have been recorded. The effect on net income and earnings per share for the three months ended June 30, 2001 would not have been significant.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS 121. Generally, SFAS 144 retains the fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets, except for the indefinite-lived intangible assets, which are covered by SFAS 142. However, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” SFAS 144 became effective for the Company beginning December 30, 2001. The Company’s adoption of SFAS 144 has had no material effect on its consolidated financial position, results of operations or cash flows.

Note D Credit Facilities

On March 16, 2001, the Company entered into a loan agreement (“the facility”) with a bank, which provides the Company up to $70 million of borrowing capacity. The facility is secured with Company’s trade accounts receivable and matures March 15, 2004. Interest is calculated at a relevant commercial paper rate plus applicable margin. At June 29, 2002 the Company had outstanding borrowings on the facility amounting to $47 million at an interest rate of 1.84%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Earnings for the second quarter of 2002 increased to $7.2 million or $0.21 per diluted share compared to $6.4 million or $0.19 per diluted share for the second quarter of 2001. Earnings for the first six months of 2002 amounted to $12.6 million or $0.36 per diluted share compared to $13.6 million or $0.39 per diluted share for the same period last year. Improvement in the second quarter resulted from gradually increasing orders, primarily from new customers, the Company’s cost reduction program and continued investments in productivity.

Second Quarter 2002 versus Second Quarter 2001

Sales of $145.2 million were off 1.0% from the prior year period. The decline from prior year continues to be a result of overall economic conditions.

Cost of sales as a percentage of sales remained at 71.5% . Improvements in manufacturing efficiencies were offset by decreased sales volume.

Selling and administrative expenses decreased $935,000. The improvements resulted primarily from the Company’s overall cost reduction programs. As a percentage of sales, selling and administrative expenses decreased to 19.1% from 19.6%.

Interest expense decreased $490,000 from the same period last year as a result of decreased average interest rates on outstanding debt. Six Months Ended June 29, 2002 versus Six Months Ended June 30, 2001 Sales of $278.7 million decreased 6.1% as a result of overall economic conditions.

Cost of sales as a percentage of sales increased to 71.8% from 71.6% during the same period last year. Improvements in manufacturing efficiencies were offset by a decrease in sales volume.

Selling and administrative expenses decreased $2.7 million as a result of the Company’s overall cost reduction programs. As a percentage of revenue, selling and administrative expenses were 19.5% compared to 19.2% for the same period last year. This was a result of decreased sales volume.

Interest expense decreased $1.2 million from the same period last year as a result of decreased average interest rates on outstanding debt.

Liquidity and Capital Resources

For the six months ended June 29, 2002, net cash flows from operations amounted to $12.9 million. The Company utilized cash from operations to fund property, plant and equipment additions of $4.3 million and pay quarterly dividends of $8.8 million to shareholders.

At June 29, 2002, working capital was $195.0 million compared to $173.6 million at year-end 2001, an increase of $21.4 million. The current ratio at June 29, 2002 was 3.9 to 1 compared to 3.2 to 1 at year-end 2001.

Total debt at June 29, 2002 was $108.2 million compared to $100.4 million at December 29, 2001. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants at June 29, 2002.

The Company expects that its foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operating activities and existing credit facilities.

Forward-looking Statements

This document contains statements that are forward-looking, ie, not historical facts. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “outlook”, “optimistic”, “trends”, “expect(s)", “assuming”, “expectations”, “forecasted”, “estimates”, “expected”) are based on the Company’s current expectations and some of them are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) changes in economic conditions, (ii) developments of new initiatives by our competitors in the markets in which we compete, (iii) fluctuations in the costs of select raw materials, (iv) the success in increasing sales and maintaining or improving the operating margins of the Company, and (v) other factors including those identified in the Company’s press releases and other filings made from time-to-time with the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s most recent annual report (as well as the Company’s Form 10-K and other reports filed with the Securities and Exchange Commission) containing a discussion of the Company’s business and of various factors that may affect it.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To maintain stable pricing for its customers, the Company enters into various hedging transactions as described below.

As a purchaser of certain commodities, primarily copper, aluminum and steel, the Company periodically utilizes commodity futures and options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure materials. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting, as described in Note A to the unaudited condensed consolidated financial statements.

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

PART 2. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on April 20, 2002, at which shareholders voted on one proposal. Proposal I was the election of three Directors to the Company’s Board of Directors for terms expiring in 2005. The following is a list of the Board’s slate of nominees (who were the only nominees) each of whom were elected, and the results of shareholder voting on Proposal I:

                                              Votes               Votes
       Proposal I                              For              Withheld

       Jefferson W. Asher, Jr.               26,806,617          642,481
       Richard E. Jaudes                     26,995,831          453,267
       Robert J. Messey                      26,850,167          598,931

The remaining board members are listed below and each is expected to serve out his respective term:

      Merlin J. Augustine, Jr.           John A. McFarland              R. L. Qualls
      R. S. Boreham, Jr.                 Robert L. Proost               Barry K. Rogstad

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibit Number              Description

    99                       Certifications Pursuant to Section 906 of Sarbanes-Oxley Act
                                 of 2002

 b.  The registrant did not file any reports on Form 8-K during the most recently completed fiscal quarter.

                                         S I G N A T U R E S
 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    BALDOR ELECTRIC COMPANY
                                                         (Registrant)

  Date: August 13, 2002                             By: /s/ Ronald E. Tucker
                                                    Ronald E. Tucker - Chief Financial Officer (on
                                                    behalf of the Registrant and as Chief
                                                    Financial Officer)