Form 10-Q
period 2002-09-28
BALDOR ELECTRIC CO
filed 2002-11-12
CIK 9342

                                                 UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C. 20549

                                                   FORM 10-Q

                                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                                          THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended September 28, 2002

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

At October 26, 2002, there were 34,133,070 shares of the registrant's common stock outstanding.

                                                     Index

                                     Baldor Electric Company and Affiliates

Part 1.   Financial Information

       Item 1.   Financial Statements (Unaudited)

                Condensed consolidated balance sheets-September 28, 2002 and December 29, 2001

                Condensed consolidated statements of earnings-Three and nine months ended
                September 28, 2002 and September 29, 2001

                Condensed consolidated statements of cash flows-Nine months ended
                September 28, 2002 and September 29, 2001

                Notes to condensed consolidated financial statements-September 28, 2002

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
of                            Operations

       Item 3.   Quantitative and Qualitative Disclosures about Market Risk

       Item 4.   Controls and Procedures

Part 2.   Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Baldor Electric Company and Affiliates
                   Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)                                           September 28       December 29
                                                                                    2002              2001
Assets

Current Assets:       Cash and cash equivalents                                  $16,707            $5,564
                      Marketable securities                                       28,465            11,052
                      Receivables, less allowances for doubtful accounts
                        of $3,900 in 2002 and $4,600 in 2001.                     92,953            83,182
                      Inventories:
                             Finished products                                    76,720            83,919
                             Work in process                                      10,585            10,155
                             Raw materials                                        52,294            56,751
                                                                                 139,599           150,825
                      LIFO valuation adjustment                                  (25,296)          (24,604)
                                                                                 114,303           126,221
                      Other current assets and deferred income taxes              21,289            25,262
                      Total Current Assets                                       273,717           251,281

Property, Plant       Land and improvements                                        6,280             6,267
and Equipment:        Buildings and improvements                                  56,166            54,372
                      Machinery and equipment                                    269,909           266,627
                      Allowances for depreciation and amortization              (195,929)         (185,151)
                      Net Property, Plant and Equipment                          136,426           142,115

Other Assets:         Goodwill                                                    57,158            57,158
                      Other                                                        6,052             6,973
                                                                                $473,353          $457,527

Liabilities and Shareholders' Equity
Current               Accounts payable                                           $30,272           $28,830
Liabilities:          Employee compensation                                        7,571             5,997
                      Profit sharing                                               3,985             5,102
                      Accrued warranty costs                                       6,625             6,625
                      Accrued insurance obligations                               14,281            15,694
                      Other accrued expenses                                      15,685            14,670
                      Income taxes payable (receivable)                           (4,665)           (1,046)
                      Current maturities of long-term obligations                  1,890             1,771
                      Total Current Liabilities                                   75,644            77,643
Long-Term Obligations                                                            105,287            98,673
Deferred Income Taxes                                                             21,943            18,726
Shareholders' Equity: Preferred stock, $.10 par value
                        Authorized shares:  5,000,000
                        Issued and outstanding shares:  None
                      Common stock, $.10 par value
                        Authorized shares:  150,000,000
                        Issued shares: (39,674,976 in 2002                         3,967             3,941
                        and 39,411,473 in 2001)
                      Additional capital                                          48,410            44,224
                      Retained earnings                                          329,955           325,642
                      Accumulated other comprehensive loss                        (7,406)           (8,164)
                      Treasury stock (5,550,038 shares in 2002
                        and 5,493,053 shares in 2001), at cost                  (104,447)         (103,158)
                      Total Shareholders' Equity                                 270,479           262,485
                                                                                $473,353          $457,527

See notes to unaudited condensed consolidated financial statements.

                           Baldor Electric Company and Affiliates
                   Condensed Consolidated Statements of Earnings (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                     September 28   September 29       September 28   September 29
(In thousands, except share data)                            2002           2001               2002           2001

Net sales                                                $134,890       $138,126           $413,575       $434,948
Other income, net                                             448            354                872            526
                                                          135,338        138,480            414,447        435,474
Cost and expenses:       Cost of goods sold                98,758         99,077            298,917        311,497
                         Selling and administrative        26,309         28,481             80,657         85,479
                         Profit sharing                     1,161          1,197              3,991          4,260
                         Interest                             900          1,118              2,637          4,018
                                                          127,128        129,873            386,202        405,254
Earnings before income taxes                                8,210          8,607             28,245         30,220
Income taxes                                                3,038          3,184             10,451         11,181
                         Net Earnings                      $5,172         $5,423            $17,794        $19,039
Net earnings per share-basic                                $0.15          $0.16              $0.52          $0.56
Net earnings per share-diluted                              $0.15          $0.16              $0.51          $0.55
Weighted average shares outstanding-basic              34,113,297     33,938,429         34,036,770     33,897,279
Weighted average shares outstanding-diluted            34,652,310     34,562,089         34,657,431     34,528,932
Dividends declared and paid per common share                $0.13          $0.13              $0.39          $0.39

See notes to unaudited condensed consolidated financial statements.

                         Baldor Electric Company and Affiliates
                Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                     Nine Months Ended
                                                               September 28        September 29
(In thousands)                                                         2002                2001

Operating activities:
      Net earnings                                                  $17,794             $19,039
      Depreciation                                                   13,171              12,549
      Amortization                                                    1,144               2,625
      Deferred income taxes                                           3,538               1,267
      Changes in operating assets and liabilities:
           Receivables                                               (9,771)              2,344
           Inventories                                               11,918              (1,022)
           Other current assets                                       4,087               5,414
           Accounts payable                                           1,442               5,683
           Accrued expenses and other liabilities                        59              (8,870)
           Income taxes                                              (3,619)             (4,797)
           Other - net                                               (1,361)             (3,608)
      Net cash provided by operating activities                      38,402              30,624

Investing activities:
      Additions to property, plant and equipment                     (6,335)            (10,747)
      Marketable securities purchased                               (23,310)             (5,185)
      Marketable securities sold                                      6,013               5,900
      Net cash used in investing activities                         (23,632)            (10,032)

Financing activities:
      Additional long-term obligations                               14,000              59,500
      Reduction of long-term obligations                             (7,266)            (66,027)
      Unexpended debt proceeds                                           (1)                  1
      Dividends paid                                                (13,283)            (13,232)
      Common stock repurchased                                            0              (2,289)
      Stock option plans                                              2,923               3,124
      Net cash used in financing activities                          (3,627)            (18,923)

Net increase in cash and cash equivalents                            11,143               1,669
Beginning cash and cash equivalents                                   5,564               5,868
Ending cash and cash equivalents                                    $16,707              $7,537

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
September 28, 2002

Note A Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2001. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 28, 2002 may not be indicative of the results that may be expected for the fiscal year ending December 28, 2002.

Comprehensive Income: Total comprehensive income was approximately $4.1 million and $3.7 million for the third quarter of 2002 and 2001, respectively, and was approximately $19.2 million and $16.4 million for the first nine months of 2002 and 2001, respectively. The components of comprehensive income are illustrated in the table below:

                                                                              Three Months Ended
                                                                       Sep 28, 2002       Sep 29, 2001

Net income                                                                   $5,172             $5,423
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gains arising during period                             120                 89
     Less: reclassification adjustment for
gains                                included in net income                     (90)               (44)
                                                                                 30                 45
  Net change in current period hedging transactions                          (1,547)              (641)
  Foreign currency translation adjustment                                       415             (1,096)
Other comprehensive income, net of tax                                       (1,102)            (1,692)
Total comprehensive income                                                   $4,070             $3,731

                                                                                 Nine Months Ended
                                                                       Sep 28, 2002       Sep 29, 2001

Net income                                                                  $17,794            $19,039
Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gains arising during period                             293                196
     Less: reclassification adjustment for
gains                                included in net income                    (247)              (142)
                                                                                 46                 54
  Net change in current period hedging transactions                             435               (883)
  Foreign currency translation adjustment                                       923             (1,847)
Other comprehensive income, net of tax                                        1,404             (2,676)
Total comprehensive income                                                  $19,198            $16,363

Segment Reporting: The Company has only one reportable segment; therefore, the condensed consolidated financial statements reflect segment information.

Financial Derivatives: Effective December 31, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended. This statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings (fair value hedges), or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative’s change in fair value is recognized in earnings.

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. The amount recognized on cash flow hedges in third quarter 2002 did not have a material effect on the consolidated financial statements.

At September 28, 2002, and December 29, 2001, the Company had derivative related balances with a fair value of approximately ($1,129,000) and ($769,000), respectively, recorded in other current assets. The Company had corresponding net after-tax losses of approximately $925,000 and $1,360,000 recorded in accumulated other comprehensive income (loss) at September 28, 2002, and December 29, 2001, respectively. The Company expects that net after-tax losses, totaling approximately $925,000 included in accumulated other comprehensive income (loss) at September 28, 2002, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Note B Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):
                                                          Three Months Ended

(In thousands, except per share data)             Sep 28, 2002         Sep 29, 2001
Numerator Reconciliation:
         Net earnings                                  $ 5,172              $ 5,423
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                        34,113               33,938
   Effect of dilutive securities:
            Stock options                                  539                  624
   The denominator for diluted EPS-adjusted
         weighted average shares                        34,652               34,562

Basic earnings per share                                $ 0.15               $ 0.16
Diluted earnings per share                              $ 0.15               $ 0.16

                                                          Nine Months Ended

(In thousands, except per share data)             Sep 28, 2002         Sep 29, 2001
Numerator Reconciliation:
         Net earnings                                 $ 17,794             $ 19,039
Denominator Reconciliation:
   The denominator for basic EPS:
         Weighted average shares                        34,037               33,897
   Effect of dilutive securities:
            Stock options                                  620                  632
   The denominator for diluted EPS-adjusted
         weighted average shares                        34,657               34,529

Basic earnings per share                                $ 0.52               $ 0.56
Diluted earnings per share                              $ 0.51               $ 0.55

Note C Recent and Proposed Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other definite-lived intangible assets will continue to be amortized over their useful lives. The new rules on accounting for goodwill and other intangible assets became effective for the Company beginning in the first quarter of 2002. The Company assessed its goodwill for impairment upon adoption and will test for impairment at least annually thereafter. The Company’s transitional impairment test did not indicate any impairment losses. The Company’s first annual test for impairment will be completed during the fourth quarter of 2002. Had the provisions of SFAS 142 been in effect during the three and nine months ended September 29, 2001, an increase in net income of $268,000 or $.008 per diluted share and $864,000 or $.025, respectively, would have been recorded.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS 121. Generally, SFAS 144 retains the fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets, except for the indefinite-lived intangible assets, which are covered by SFAS 142. However, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” SFAS 144 became effective for the Company beginning December 30, 2001. The Company’s adoption of SFAS 144 has had no effect on its consolidated financial position, results of operations, or cash flows.

Note D Credit Facilities

On March 16, 2001, the Company entered into a loan agreement (“the facility”) with a bank, which provides the Company up to $70 million of borrowing capacity. The facility is secured with Company’s trade accounts receivable and matures March 15, 2004. Interest is calculated at a relevant commercial paper rate plus applicable margin. At September 28, 2002, the Company had outstanding borrowings on the facility amounting to $47 million at an interest rate of 1.80%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the third quarter of 2002 were $5.2 million or $0.15 per diluted share compared to $5.4 million or $0.16 per diluted share for the third quarter of 2001. Net earnings for the first nine months of 2002 amounted to $17.8 million or $0.51 per diluted share compared to $19.0 million or $0.56 per diluted share for the same period last year.

Third quarter 2002 versus Third quarter 2001

Sales of $134.9 million were off 2.3% from the prior year period. The decline from prior year continues to be a result of overall economic conditions.

Cost of sales amounted to 73.2% of sales compared to 71.7% in third quarter 2001. Reduced lead times resulted in increased costs of the recurring two-week summer plant vacation. This, combined with weaker sales demand, increased the cost of sales percentage.

Selling and administrative expenses decreased $2.2 million. The improvements resulted primarily from reduced freight and warranty costs and the Company’s overall fixed cost reduction program. As a percentage of sales, selling and administrative expenses decreased to 19.5% from 20.6%.

Interest expense decreased $217,000 from the same period last year as a result of decreased average interest rates on outstanding debt.

Nine months Ended September 28, 2002 versus Nine months Ended September 29, 2001

Sales of $413.6 million decreased 4.9% from the same period last year as a result of overall economic conditions.

Cost of sales was 72.3% of sales compared to 71.6% during the same period last year, primarily resulting from decreased sales volume and higher product costs.

Selling and administrative expenses decreased $4.8 million. Fixed selling and administrative costs decreased $2.4 million as a result of the Company’s overall cost reduction programs. As a percentage of revenue, selling and administrative expenses improved to 19.5% from 19.7% for the same period last year.

Interest expense decreased $1.4 million from the same period last year as a result of decreased average interest rates on outstanding debt.

Liquidity and Capital Resources

For the nine months ended September 28, 2002, net cash flows from operations amounted to $38.4 million. The Company utilized a portion of cash from operations to fund property, plant and equipment additions of $6.3 million and pay quarterly dividends of $13.3 million to shareholders.

At September 28, 2002, working capital was $198.0 million compared to $173.6 million at year-end 2001, an increase of $24.4 million. The current ratio at September 28, 2002 was 3.6 to 1 compared to 3.2 to 1 at year-end 2001.

Total debt at September 28, 2002 was $107.2 million compared to $100.4 million at December 29, 2001. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants at September 28, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in commodity prices, interest rates, and foreign exchange rates. To maintain stable pricing for its customers, the Company enters into various hedging transactions as described below.

As a purchaser of certain commodities, primarily copper, aluminum, and steel, the Company periodically utilizes commodity futures and options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure materials. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts meeting this risk reduction and correlation criteria are recorded using hedge accounting, as described in Note A to the unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

The Company has established and maintains disclosure controls and procedures to ensure that information required to be disclosed is gathered, analyzed and disclosed in its reports filed pursuant to the Securities and Exchange Act of 1934. The Company’s principal executive officer and principal financial officer (the “certifying officers”) have concluded, based on their evaluation within 90 days of the filing of this report, that the Company’s disclosure controls and procedures are effective. Their certifications pursuant to Exchange Act Rules 13a-14 and 15d-14 are included in the Certifications section of this report. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART 2.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibit Number                         Description

                       99                               Certifications Pursuant to Section 906 of the Sarbanes-Oxley
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

                                                                      BALDOR ELECTRIC COMPANY
                                                                           (Registrant)

Date: November 12, 2002                             By: /s/ Ronald E. Tucker
                                                       Ronald E. Tucker - Chief Financial Officer (on
                                                       behalf of the Registrant and as Chief
                                                       Financial Officer)

                                                 CERTIFICATIONS

I, John A. McFarland, certify that:

         (1)      I have reviewed this quarterly report on Form 10-Q of Baldor Electric Company;

         (2)      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3)      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4)      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
                  15d-14) for the registrant and we have:

                  (a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

                  (b)      evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                           Date"); and

                  (c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

         (5)      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6)      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                                            /s/ John A. McFarland
                                                              President and Chief Executive Officer

I, Ronald E. Tucker, certify that:

         (1)      I have reviewed this quarterly report on Form 10-Q of Baldor Electric Company;

         (2)      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3)      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4)      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
                  15d-14) for the registrant and we have:

                  (a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

                  (b)      evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                           Date"); and

                  (c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

         (5)      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6)      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                                             /s/ Ronald E. Tucker
                                                              Chief Financial Officer