Form 10-K
period 2002-12-28
BALDOR ELECTRIC CO
filed 2003-03-28
CIK 9342

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

            For the fiscal year ended:                                        Commission File Number:
                December 28, 2002                                                     01-07284

                                    B A L D O R  E L E C T R I C  C O M P A N Y
                             (Exact name of registrant as specified in its charter)

           Missouri                                                                      43-0168840
           --------                                                                      ----------
   (State or other jurisdiction of                                                   (I.R.S. Employer
   incorporation or organization)                                                    Identification No.)

 5711 R. S. Boreham, Jr. St., Fort Smith, Arkansas    72901                           (479) 646-4711
 -------------------------------------------------    -----                           --------------
(Address of principal executive offices)            (Zip Code)                      (Telephone Number)

     Securities registered pursuant to Section 12(b) of the Act:
                                                                                    Name of each exchange on
                                                                                    ------------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as  defined in  Exchange  Act Rule  12b-2).
Yes [X] No [ ]

The aggregate  market value of voting stock held by  non-affiliates  of the registrant based on the closing price on
June 29, 2002, was $723,009,748.

At March 19, 2003, there were 32,670,737 shares of the registrant's common stock outstanding.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to  Shareholders  for the fiscal year ended  December 28, 2002 (the "2002 Annual Report to Shareholders"),
are incorporated by reference into Part II.

Portions  of the Proxy  Statement  for the Annual  Meeting of  Shareholders  to be held May 3, 2003 (the "2003 Proxy  Statement"), are incorporated by reference into Part III.

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

Products

The AC motor product line presently ranges in size from 1/50 up to 1500 horsepower. The DC motor product line presently ranges from 1/50 through 800 horsepower. The adjustable speed controls product line ranges from 1/50 to 900 horsepower. The Company’s industrial control products include servo products, DC controls, position controls, and inverter and vector drives. With these products, the Company provides its customers the ability to purchase a “drive” from one manufacturer. Baldor defines a “drive” as an industrial motor and an electronic control. With the February 2003 acquisition of Energy Dynamics, Inc., the Company’s power generator line now ranges from 1.3 kilowatt to 2000 kilowatts. Sales of industrial electric motors represented approximately 81% of the Company’s business in each of the years 2002 and 2001 and 79% in 2000. The bulk of the remaining sales included power generators, drives, speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts.

Baldor’s industrial motors and drives are designed, manufactured, and marketed for general purpose uses (“stock products”) and to individual customer requirements and specifications (“custom products”). Stock products represented approximately 65% of total product sales in each of the years 2002, 2001 and 2000. Most stock product sales are to customers who place their orders for immediate shipment from current inventory. Custom products generally are shipped within two weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.

Sales and Marketing

The products of the Company are marketed throughout the United States and in more than 60 foreign countries. The Company’s field sales organization, comprised of independent manufacturer’s representatives and Company sales personnel, consists of more than 70 locations, including 39 in North America. The remainder of the Company’s representatives are located in various parts of the world including Europe, Latin America, Australia, and the Far East.

Custom products and stock products are sold to original equipment manufacturers (“OEMs”). Stock products are also sold to independent distributors for resale, often as replacement components in industrial machinery that is being modernized or upgraded for improved performance.

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

The Company is not aware of any industry-wide statistics from which it can precisely determine its relative position in the industrial electric motor industry. In the United States certain industry statistics are available from the U.S. Department of Commerce and the National Electrical Manufacturers Association. However, these sources do not include all competitors or all sizes of motors. The Company believes that it is a significant factor in the markets it serves and that its share of the market has increased over the past several years.

Manufacturing

The Company manufactures many of the components used in its products, including laminations, stamped steel parts, and aluminum die castings. Manufacturing many of its own components permits the Company to better manage cost, quality, and availability. In addition to the manufacturing of components, the Company’s motor manufacturing operations include machining, welding, winding, assembling, and finishing operations.

The raw materials necessary for the Company’s manufacturing operations are available from several sources. These materials include steel, copper wire, gray iron castings, aluminum, insulating materials, and diesel engines, and many of these materials are purchased from more than one supplier. The Company believes that alternative sources are available for such materials.

Research and Engineering

The Company’s design and development of electric motors, drives, and generators include both the development of products, which extend the product lines, and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to $22,484,000 in 2002, $24,415,000 in 2001, and $24,987,000 in 2000.

Environment

Compliance with laws relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have such an effect.

Employees

As of February 22, 2003, the Company had 3,623 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations

Sales from international operations (foreign affiliates and exports) were approximately 14% of total sales in each of the years 2002, 2001, and 2000. See also Note I on page 25 of the 2002 Annual Report to Shareholders.

The Company’s products are distributed in more than 60 foreign countries, principally in Canada, Mexico, Europe, Australia, the Far East, and Latin America. Baldor’s wholly-owned affiliate, UK-based Optimised Control Ltd., has sales offices and a development and manufacturing facility in the UK. Baldor and its affiliates in Europe have sales offices in Germany and Switzerland. The Company owns majority interests in Australian Baldor Pty. Limited which has locations in Sydney and Melbourne. The Company wholly owns Baldor Electric (Far East) Pte. Ltd. located in Singapore, and has sales offices in Taiwan and the Philippines. The Company also wholly owns Baldor de Mexico, S.A. de C.V. located in Leon, Mexico.

The Company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations, including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a significant adverse effect on the Company’s business.

Access to Filings on Company Website

The Company makes available its Forms 10-K, 10-Q, 8-K, and amendments thereto on its corporate website when filed with the SEC. These filings, along with the Company’s Annual Reports to Shareholders and Proxy Statements, may be viewed online free of charge by accessing the Company’s website at www.baldor.com and going to the Investor Relations section.

Item 2. Properties

The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table contains information with respect to the Company’s properties.

                                                                                                    AREA
LOCATION                                PRIMARY USE                                               (SQ. FT.)
                                                                                                  ---------

Fort Smith, AR                      AC motor production                                            384,969
                                    Distribution and service center                                208,000
                                    Administration and engineering offices                          79,675
                                    Aluminum die casting                                            79,330
                                    Drives production center                                       162,000

St. Louis, MO                       Metal stamping and engineering toolroom                        187,385

Columbus, MS                        AC motor production                                            156,000

Westville, OK                       AC and DC motor production                                     207,250

Fort Mill, SC                       DC motor, AC motor,                                            108,000
                                    and tachometer production

Clarksville, AR                     Subfractional motor, gear motor, DC motor                     *165,735
                                    and worm-gear speed reducer production

Ozark, AR                           AC motor production                                            151,783

Four other                          Metal stamping and motor, drives,
domestic locations                  and generator production                                       225,798

Ten foreign                         Sales and distribution centers
locations                           and electronic controls production                              99,200
                                                                                             -------------
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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

Information under the captions “Ticker”, “Dividends paid”, “Common stock price range”, and “Shareholders”, on page 28 of the 2002 Annual Report to Shareholders, is incorporated herein by reference.

During the fourth quarter of 2002, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Managers equaled the fair market value on the date of the grant. The total amount of shares granted under the DM Plan is approximately 1% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 6. Selected Financial Data

Information concerning net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets for the years ended 1992 through 2002 is contained under the caption “Eleven-Year Summary of Financial Data” on page 14 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 and 17 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Information under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and related notes on pages 18 through 27, the “Report of Ernst & Young LLP, Independent Auditors” on page 27, and the “Summary of Quarterly Results of Operations (unaudited)” on page 19 of the 2002 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information contained in the 2003 Proxy Statement under the caption “Proposal 1 - Election of Directors” is incorporated herein by reference. The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

                                                                                                   Served as
                                                                                                    Officer
         Name                                Age     Position                                        Since

         Roland S. Boreham, Jr.               78     Chairman                                         1961

         John A. McFarland                    51     President and                                    1990
                                                     Chief Executive Officer

         Ronald E. Tucker                     45     Chief Financial Officer and                      1997
                                                     Secretary

         Randall P. Breaux                    40     Vice President - Marketing                       2001

         Roger V. Bullock                     53     Vice President - Drives                          2002

         Randy L. Colip                       44     Vice President - Sales                           1997

         Charles H. Cramer                    58     Vice President - Human Resources                 1984

         Gene J. Hagedorn                     56     Vice President - Materials                       1994

         Jeffrey R. Hubert                    49     Vice President - Sales                           2002

         Terry B. King                        42     Vice President -                                 2003
                                                         Linear Motors & Generators

         Tracy L. Long                        37     Treasurer and                                    2003
                                                     Assistant Secretary

         Randal G. Waltman                    53     Vice President - Operations                      1997
Each of the executive officers has served as an officer or in a management capacity with the Company for the last five years except for Jeffrey R. Hubert. Mr. Hubert joined Baldor in July 2001 as the Company's Director of Business Development. Prior to joining Baldor, Mr. Hubert spent 15 years in the motor business in various areas of sales, marketing, customer service, and application engineering. There are no family relationships among the directors or executive officers.

Item 11. Executive Compensation

Information contained in the 2003 Proxy Statement under the caption “Executive Compensation”, except for the information contained in the sub-captions “Report of the Board of Directors on Executive Compensation” and “Performance Graph”, is incorporated herein by reference. Information contained in the 2003 Proxy Statement under the caption “Proposal 1 – Election of Directors” paragraph headed “Director Compensation” is also incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The security ownership by officers, directors, and beneficial owners of more than five percent of the Company’s Common Stock included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2003 Proxy Statement is incorporated herein by reference.

The following table contains information regarding the number of shares of common stock that may be issued pursuant to the Company’s equity compensation plans as of December 28, 2002.

--------------------------------------------------------------------------------------------------------------------
                                       Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------
--------------------------------------- ----------------------- ---------------------- -----------------------------
            Plan Category                        (a)                     (b)                       (c)

                                                                                           Number of securities
                                         Number of securities     Weighted-average       remaining available for
                                          to be issued upon       exercise price of       future issuance under
                                             exercise of             outstanding        equity compensation plans
                                         outstanding options,    options, warrants,       (excluding securities
                                         warrants, and rights        and rights          reflected in column (a))
--------------------------------------- ----------------------- ---------------------- -----------------------------
--------------------------------------- ----------------------- ---------------------- -----------------------------
Equity Compensation plans
approved by security holders                     2,444,740                  $17.15               1,625,190
--------------------------------------- ----------------------- ---------------------- -----------------------------
--------------------------------------- ----------------------- ---------------------- -----------------------------
Equity compensation plans
not approved by security holders
                                                    55,050                  $21.88                 168,191
--------------------------------------- ----------------------- ---------------------- -----------------------------
--------------------------------------- ----------------------- ---------------------- -----------------------------
Total                                            2,499,790                  $17.26               1,793,381
--------------------------------------- ----------------------- ---------------------- -----------------------------

Item 13. Certain Relationships and Related Transactions

Richard E. Jaudes, a member of the Board of Directors of the Company, is also a partner at Thompson Coburn LLP, a law firm that provides legal counsel to the Company. R. L. Qualls, also a member of the Board of Directors of the Company, provided management consulting services for Baldor during fiscal year 2002 for which he was paid $44,000. These consulting services were provided on as as-needed basis and there was no formal arrangement between Dr. Qualls and Baldor as to the terms of the consulting services.

Item 14. Controls and Procedures

The Company’s principal executive officer and principal financial officer (the “certifying officers”) have concluded, based on their evaluation within 90 days of the filing of this report, that the Company’s disclosure controls and procedures are operating effectively. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1) The following  consolidated  financial  statements of Baldor Electric Company and its affiliates,  included in the 2002 Annual
         Report to Shareholders, are incorporated by reference in Item 8 of this Report:

o        Consolidated Balance Sheets
                  - As of December 28, 2002 and December 29, 2001

o        Consolidated Statements of Earnings
                  - for each of the three years in the period ended December 28, 2002

o        Consolidated Statements of Cash Flows
                  - for each of the three years in the period ended December 28, 2002

o        Consolidated Statements of Shareholders' Equity
                  - for each of the three years in the period ended December 28, 2002

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

     (3) See Exhibit Index at page 15 of this Report.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

(c)  Exhibits

     See Exhibit Index at page 15 of this Report.

(d)  Financial Statement Schedules

     The response to this portion of Item 15 is submitted as a separate section of this Report at page 14 hereof.

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

Date:    March 28, 2003
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

                                                            CERTIFICATIONS

I, John A. McFarland, certify that:

     (1)  I have reviewed this annual report on Form 10-K of Baldor Electric Company;

     (2)  Based on my  knowledge,  this  annual  report does not contain  any untrue  statement  of a material  fact or omit to state a material fact  necessary in order to make the  statements  made, in light of the  circumstances  under which such  statements were made, not misleading with respect to the period covered by this quarterly report;

     (3)  Based on my knowledge,  the financial  statements,  and other financial  information  included in this annual report,  fairly present in all material  respects the financial  condition,  results of  operations,  and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

          (b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)   presented in this annual report our  conclusions  about the  effectiveness  of the  disclosure  controls and procedures based on our evaluation as of the Effective Date;

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

     (6)  The registrant's  other certifying  officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could  significantly  affect internal  controls  subsequent to the date of our most recent  evaluation,  including  any  corrective  actions  with regard to  significant  deficiencies  and material weaknesses.

March 28, 2003                                                  /s/ John A. McFarland
                                                                President and Chief Executive Officer

I, Ronald E. Tucker, certify that:

     (1)  I have reviewed this annual report on Form 10-K of Baldor Electric Company;

     (2)  Based on my  knowledge,  this  annual  report does not contain  any untrue  statement  of a material  fact or omit to state a material fact  necessary in order to make the  statements  made, in light of the  circumstances  under which such  statements were made, not misleading with respect to the period covered by this annual report;

     (3)  Based on my knowledge,  the financial  statements,  and other financial  information  included in this annual report,  fairly present in all material  respects the financial  condition,  results of  operations,  and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4)  The registrant's  other certifying  officers and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)   designed  such  disclosure  controls and  procedures to ensure that material  information  relating to the  registrant, including its consolidated subsidiaries,  is made known to us by others within those entities,  particularly during the period for which this annual report is being prepared;

          (b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)   presented in this annual report our  conclusions  about the  effectiveness  of the  disclosure  controls and procedures based on our evaluation as of the Effective Date;

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

     (6)  The registrant's  other certifying  officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could  significantly  affect internal  controls  subsequent to the date of our most recent  evaluation,  including  any  corrective  actions  with regard to  significant  deficiencies  and material weaknesses.

March 28, 2003                                              /s/Ronald E. Tucker
                                                            Chief Financial Officer and Secretary

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report has been signed below by the following  persons,  on behalf of the registrant, and in the capacities and on the dates indicated.

                                    SIGNATURE PAGE FOR FORM 10-K FOR YEAR ENDED DECEMBER 28, 2002.

Signature                                        Title                                    Date

/s/    R. S. Boreham, Jr.                        Chairman and                             March 28, 2003
       R. S. Boreham, Jr.                        Director

/s/    John A. McFarland                         President,                               March 28, 2003
       John A. McFarland                         Chief Executive Officer, and
                                                 Director
                                                 (Principal Executive Officer)

/s/    Ronald E. Tucker                          Chief Financial Officer and              March 28, 2003
       Ronald E. Tucker                          Secretary
                                                 (Principal Financial Officer)
                                                 (Principal Accounting Officer)

/s/    Jefferson W. Asher, Jr.                   Director                                 March 28, 2003
       Jefferson W. Asher, Jr.

/s/    Merlin J. Augustine, Jr.                  Director                                 March 28, 2003
       Merlin J. Augustine, Jr.

/s/    Richard E. Jaudes                         Director                                 March 28, 2003
       Richard E. Jaudes

/s/    Robert J. Messey                          Director                                 March 28, 2003
       Robert J. Messey

/s/    Robert L. Proost                          Director                                 March 28, 2003
       Robert L. Proost

/s/    R. L. Qualls                              Director                                 March 28, 2003
       R. L. Qualls

/s/    Barry K. Rogstad                          Director                                 March 28, 2003
       Barry K. Rogstad

                                      BALDOR ELECTRIC COMPANY AND AFFILIATES

                                                   SCHEDULE II

                                        VALUATION AND QUALIFYING ACCOUNTS

                                                            (In thousands)

Column A              Column B                   Column C                  Column D              Column E
--------              --------                   --------                  --------              --------

                                                   Additions
                                       Charged to       Charged to
                      Balance at          Costs             Other                                Balance
                      Beginning            and            Accounts           Deductions          at End of
Description           of Period         Expenses          Describe           Describe             Period
-----------           ---------         --------          --------           --------             ------

Deducted from current assets:
    Allowance for doubtful accounts

     2002             $ 4,600            $ 1,386                             $ 1,955(A)          $ 4,031
     2001             $ 4,600            $ 1,043                             $ 1,043(A)          $ 4,600
     2000             $ 4,350            $   520                             $   270(A)          $ 4,600

(A)     Uncollectible accounts written off (net of recoveries) during year.

                                                BALDOR ELECTRIC COMPANY AND AFFILIATES

                                                           INDEX OF EXHIBITS

Exhibit No.       Description
-----------       -----------

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

                                                       (continued on next page)

                                                BALDOR ELECTRIC COMPANY AND AFFILIATES

                                                           INDEX OF EXHIBITS

                                                    (continued from previous page)

Exhibit No.       Description
-----------       -----------

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

10(viii)     +    Employment Transition and Resignation Agreement between Baldor Electric Company and Lloyd Davis.

11                Computation  of Earnings Per Share,  incorporated  by reference in Note J of the 2002 Annual  Report to  Shareholders
                  filed as Exhibit 13.

13                Portions of the 2002 Annual Report to  Shareholders.  The Annual  Report is being filed as an exhibit  solely for the purpose of  incorporating  certain  provisions  thereof by reference.  Portions of the Annual Report not specifically incorporated are not deemed "filed" for the purposes of the Securities Exchange Act of 1934, as amended.

21                Affiliates of the Registrant.

23                Consent of Independent Auditors.

24                Powers of Attorney (set forth on signature page hereto).

99                Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ELEVEN YEAR SUMMARY OF FINANCIAL DATA

(In thousands, except percentages and per-share data)

                                                            PER SHARE DATA
                                                                                          PERCENT
                              COST                   DILUTED       BASIC                RETURN ON
                NET          GOODS           NET         NET         NET                  AVERAGE    SHAREHOLDERS'
              SALES           SOLD      EARNINGS    EARNINGS    EARNINGS   DIVIDENDS       EQUITY           EQUITY

   2002     549,507        396,815        23,895        0.69        0.70        0.52         8.9%          274,598
   2001     557,459        401,471        22,385        0.65        0.66        0.52         8.6%          262,485
   2000     621,243        423,861        46,263        1.34        1.36        0.50        17.6%          260,845
   1999     585,551        399,833        43,723        1.19        1.21        0.45        16.5%          266,109
   1998     596,660        410,748        44,610        1.17        1.21        0.40        17.6%          264,292
   1997     564,756        389,711        40,365        1.09        1.13        0.36        18.2%          243,434
   1996     508,526        353,345        35,173        0.97        1.00        0.30        17.1%          200,325
   1995     478,315        334,306        32,305        0.84        0.88        0.26        16.3%          211,377
   1994     422,714        297,212        26,359        0.69        0.73        0.21        15.3%          184,262
   1993     360,195        255,557        19,426        0.52        0.54        0.17        12.7%          160,539
   1992     322,038        229,686        15,264        0.42        0.43        0.14        10.9%          145,226

                              LONG
              TOTAL           TERM       WORKING
             ASSETS    OBLIGATIONS       CAPITAL

   2002     472,761        105,285       199,023
   2001     457,527         98,673       173,638
   2000     464,978         99,832       174,803
   1999     423,941         56,305       183,956
   1998     411,926         57,015       176,126
   1997     355,889         27,929       141,268
   1996     325,486         45,027       146,975
   1995     313,462         25,255       145,069
   1994     283,155         26,303       118,550
   1993     237,950         22,474       108,601
   1992     211,941         23,209        97,343

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of OperationsSummary

Continued difficult economic conditions and corresponding declines in customer orders resulted in decreased sales in 2002. However, improved operating efficiencies and cost containment initiatives resulted in improved operating and net margins. For the year, sales declined 1.4% from 2001. Gross and operating margins were 27.8% and 8.2%, respectively compared to 28.0% and 8.0% a year ago. Diluted earnings per share increased to $.69 from $.65 in 2001. Total dividends paid in 2002 remained at $.52 per share.

Net Sales

Baldor’s 2002 sales were $549.5 million, falling 1.4% from 2001 sales of $557.5 million. Sales in 2000 were $621.2 million. For the years 2002, 2001, and 2000, sales to distributors and Original Equipment Manufacturer (OEM) customers remained at approximately 50% each. Baldor serves many industries and geographic regions by selling to a broad base of distributors and OEMs both domestically and in more than 60 countries around the world. No single customer accounted for more than 5% of sales in any year covered by this report.

Net Earnings

Net earnings in 2002 amounted to $23.9 million, advancing 6.7% from earnings of $22.4 million in 2001. Net earnings in 2000 were a record $46.3 million.

Gross margin dipped slightly to 27.8% in 2002 compared to 28.0% in 2001 and 31.8% in 2000. Although the Company’s continued focus on improved efficiencies generated savings, the decline in sales resulted in a decreased gross margin. Operating margin, however, improved to 8.2% from 8.0% in 2001. The Company realized record operating margin of approximately 13.8% in 2000. Reductions in freight and warranty costs combined with the Company’s overall fixed cost reduction initiatives contributed to improvement in the operating margin. Pre-tax margin was 6.9% for 2002 compared to 6.4% in 2001 and 11.9% in 2000. Decreases in interest rates on outstanding debt helped to move the pre-tax margin in a positive direction. The Company’s effective tax rate amounted to 37.0% for 2002 and 2001and 37.5% in 2000.

International Operations

Sales from international operations (foreign affiliates and exports) amounted to $74.8 million in 2002, $78.1 million in 2001 and $85.6 million in 2000. Although the Company experienced sales declines of 4.2% in the international markets in 2002, sales for the fourth quarter of 2002 increased over the same period of 2001 in Europe, Australia, Mexico and the Far East.

Environmental Remediation

Management believes, based on their internal reviews and other factors, that the future costs relating to environmental remediation and compliance will not have a material effect on the capital expenditures, earnings, or competitive position of the Company.

Financial PositionSummary

Baldor’s financial position remained strong through 2002. The Company maintained its financial strength while continuing research and development for new and existing products, making capital investments in our manufacturing facilities, and continuing to invest in both our employees’ and customers’ education and training.

Investments

Baldor believes the investment in our employees through training and education is a key to continued success and improved shareholder value. The Company continues to be a leader not only in employee education, but also in customer training.

Investments in property, plant and equipment were $10.6 million in 2002, $19.4 million in 2001 and $22.6 million in 2000. These investments were made to centralize operations, increase capacity, and improve quality and productivity.

The Company’s commitment to research and development continues to help it maintain a leadership position in the marketplace and to satisfy customers’ needs. Investments in research and development amounted to $22.5 million in 2002, $24.4 million in 2001, and $25.0 million in 2000. The Company continues to make investments in existing products for improved performance, increased energy efficiency, and manufacturability.

Current Liquidity

Baldor’s liquidity position remained strong in 2002 with solid working capital and a current ratio of 3.7 to 1. Working capital was $199.0 million at year-end 2002 compared to $173.6 million at the end of 2001. Liquidity was supported by cash flows from operations of $53.6 million in 2002, $38.3 million in 2001 and $46.4 million in 2000. The Company utilized a portion of its cash flows from operations to fund property, plant and equipment additions of $10.6 million and pay dividends to shareholders of $17.9 million.

The Company expects that its foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operating activities and existing credit facilities.

Long-Term Debt and Shareholders’ Equity

Long-term debt as a percent of total capital was 27.7% at year-end 2002 and 27.3% at year-end 2001. Baldor repurchased 121,300 shares of common stock during 2001. Of the 6.0 million shares authorized for repurchase since September 1998, 4.3 million had been repurchased as of December 28, 2002. An additional 1.5 million shares were repurchased on February 14, 2003 for cash of $26.7 million. Shareholders’ equity was $274.6 million at year-end 2002 compared to $262.5 million at the end of 2001. Return on average shareholders’ equity was 8.9% in 2002 and 8.6% in 2001.

Dividend Policy

Annual dividends per diluted share amounted to $.52 in 2002 and 2001, and $.50 in 2000. There have been three dividend increases in the last five years and 11 increases in the last 10 years. These increases were in line with Baldor’s policy of making increases periodically, as earnings and financial strength warrant, and reinvesting to finance growth opportunities. The objective is for shareholders to obtain dividend increases over time while also participating in the growth of the Company.

Market Risk

Market risks relating to the Company’s operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To maintain stable pricing for its customers, the Company enters into various hedging transactions as described below.

The Company is a purchaser of certain commodities, primarily copper, aluminum and steel, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting.

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

Foreign affiliates comprise less than 5% of total assets. The Company does not anticipate the use of derivatives for managing foreign currency risk, but continues to monitor the effects of foreign currency exchange rates.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. The new rules on accounting for goodwill and other intangible assets became effective for the Company beginning in the first quarter of 2002. The Company assessed its goodwill for impairment upon adoption and will test for impairment at least annually hereafter. The Company’s transitional impairment test did not indicate any impairment losses. The Company’s first annual test for impairment was completed during the fourth quarter of 2002 and did not indicate any impairment losses. Had the provisions of SFAS No. 142 been in effect during the years ended December 29, 2001 and December 30, 2000, an increase in net income of $1.1 million or $.03 per diluted share and $619,000 or $.02 per diluted share, respectively, would have been recorded.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company beginning December 30, 2001. The Company’s adoption of SFAS No. 144 had no effect on its consolidated financial position, results of operations or cash flows as of the year ended December 28, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The disclosure provisions of this Statement became effective for the Company as of the fourth quarter of 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” The Company was required to adopt the expanded disclosure requirements of SFAS No. 148 for the year ended December 28, 2002.

During 2002, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which become effective for the Company December 29, 2002.

Forward-looking Statements

This annual report and other written reports and oral statements made from time to time by the Company and its representatives may contain forward-looking statements. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “outlook”, “optimistic”, “trends”, “expect(s)", “assuming”, “expectations”, “forecasted”, “estimates”, “expected”) are based on the Company’s current expectations and some of them are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, but are not limited to, the following: (i) changes in economic conditions, (ii) developments or new initiatives by our competitors in the markets in which we compete, (iii) fluctuations in the costs of select raw materials, (iv) the success in increasing sales and maintaining or improving the operating margins of the Company, and (v) other factors including those identified in the Company’s filings made from time to time with the Securities and Exchange Commission.

Consolidated Balance Sheets
Baldor Electric Company and Affiliates

                                                                                      December 28        December 29
ASSETS (In thousands, except share data)                                                     2002               2001
CURRENT ASSETS:        Cash and cash equivalents                                         $ 24,515            $ 5,564
                       Marketable securities                                               27,155             11,052
                       Receivables, less allowances for doubtful accounts
                       of $4,031 in 2002 and $4,600 in 2001.                               83,630             83,182
                       Inventories:
                               Finished products                                           78,044             83,919
                               Work in process                                              9,927             10,155
                               Raw materials                                               50,237             56,751
                                                                                          138,208            150,825
                       LIFO valuation adjustment                                          (25,068)           (24,604)
                                                                                          113,140            126,221
                       Other current assets and deferred income taxes                      24,264             25,262
                       TOTAL CURRENT ASSETS                                               272,704            251,281

OTHER ASSETS:          Goodwill                                                            57,158             57,158
                       Other                                                                6,232              6,973
PROPERTY, PLANT        Land and improvements                                                6,282              6,267
AND EQUIPMENT:         Buildings and improvements                                          56,350             54,372
                       Machinery and equipment                                            274,314            266,627
                       Allowances for depreciation and amortization                      (200,279)          (185,151)
                       NET PROPERTY, PLANT AND EQUIPMENT                                  136,667            142,115
                                                                                        $ 472,761          $ 457,527

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT                Accounts payable                                                  $ 25,289           $ 28,830
LIABILITIES:           Employee compensation                                                7,526              5,997
                       Profit sharing                                                       5,279              5,102
                       Accrued warranty costs                                               6,625              6,625
                       Accrued insurance obligations                                       13,794             15,694
                       Other accrued expenses                                              12,274             14,670
                       Income taxes payable (receivable)                                    1,004             (1,046)
                       Current maturities of long-term obligations                          1,890              1,771
                       TOTAL CURRENT LIABILITIES                                           73,681             77,643
LONG-TERM OBLIGATIONS                                                                     105,285             98,673
DEFERRED INCOME TAXES                                                                      19,197             18,726
SHAREHOLDERS' EQUITY:  Preferred stock, $.10 par value
                         Authorized shares:  5,000,000
                         Issued and outstanding shares:  None
                       Common Stock, $.10 par value
                         Authorized shares:  150,000,000
                         Issued shares:  2002 - 39,693,091;
                         2001 - 39,411,473                                                  3,969              3,941
                       Additional capital                                                  48,657             44,224
                       Retained earnings                                                  331,373            325,642
                       Accumulated other comprehensive income (loss)                       (4,880)            (8,164)
                       Treasury stock (5,553,633 shares in 2002
                       and 5,493,053 shares in 2001)                                     (104,521)          (103,158)
                       TOTAL SHAREHOLDERS' EQUITY                                         274,598            262,485
                                                                                        $ 472,761          $ 457,527

See notes to consolidated financial statements.

Consolidated Statements of Earnings
Baldor Electric Company and Affiliates

                                                                         Year Ended
                                                      December 28    December 29      December 30
(In thousands, except share data)                            2002           2001             2000
Net sales                                               $ 549,507      $ 557,459        $ 621,242
Other income, net                                           1,383            839            1,838
                                                          550,890        558,298          623,080
Cost and expenses: Cost of goods sold                     396,815        401,471          423,861
                   Selling and administrative             107,407        111,253          111,611
                   Profit sharing                           5,285          5,136            9,747
                   Interest                                 3,454          4,906            3,840
                                                          512,961        522,766          549,059
Earnings before income taxes                               37,929         35,532           74,021
Income taxes                                               14,034         13,147           27,758
                          NET EARNINGS                   $ 23,895       $ 22,385         $ 46,263
Net earnings per share-basic                               $ 0.70         $ 0.66           $ 1.36
Net earnings per share-diluted                             $ 0.69         $ 0.65           $ 1.34
Weighted average shares outstanding-basic              34,060,853     33,896,164       33,980,529
Weighted average shares outstanding-diluted            34,622,136     34,505,550       34,570,328

See notes to consolidated financial statements.

Summary of Quarterly Results of Operations (unaudited)
Baldor Electric Company and Affiliates

                                                               Quarter
(In thousands, except share data)           First      Second     Third     Fourth      Total
2002:   Net sales                       $ 133,510  $ 145,176  $ 134,890  $ 135,931  $ 549,507
        Gross profit                       37,156     41,370     36,132     38,034    152,692
        Net earnings                        5,428      7,195      5,172      6,100     23,895
        Net earnings per share-basic         0.16       0.21       0.15       0.18       0.70
      * Net earnings per share-diluted       0.16       0.21       0.15       0.18       0.69
2001:   Net sales                       $ 150,155  $ 146,668  $ 138,125  $ 122,511  $ 557,459
        Gross profit                       42,610     41,793     39,048     32,537    155,988
        Net earnings                        7,167      6,449      5,423      3,346     22,385
        Net earnings per share-basic         0.21       0.19       0.16       0.10       0.66
      * Net earnings per share-diluted       0.21       0.19       0.16       0.10       0.65

*The sum of the quarter amounts does not agree to the total due to rounding.

Consolidated Statements of Cash Flow
Baldor Electric Company and Affiliates

                                                                                            Year Ended
                                                                             December 28  December 29  December 30
(In thousands)                                                                      2002         2001         2000
Operating activities
       Net earnings                                                             $ 23,895     $ 22,385     $ 46,263
       Adjustments    Depreciation                                                17,595       17,348       17,727
       to reconcile   Amortization                                                 1,410        3,331        2,111
       net earnings   Deferred income taxes                                        4,435        1,800        3,690
       to net cash    Changes in       Receivables                                  (448)      17,312          (65)
       from           operating        Inventories                                13,081       (5,270)     (10,888)
       operating      assets and       Other current assets                          452        1,586         (481)
       activities:    liabilities:     Accounts payable                           (3,541)       2,017       (2,621)
                                       Accrued expenses and other liabilities     (2,590)      (6,629)      (3,514)
                                       Income taxes                                 (951)      (6,187)      (1,715)
                                       Other, net                                    236       (9,443)      (4,154)
       Net cash from operating activities                                         53,574       38,250       46,353

Investing activities
      Additions to property, plant and equipment                                 (10,556)     (19,361)     (22,577)
      Marketable securities purchased                                            (32,014)      (7,941)      (4,597)
      Marketable securities sold                                                  16,045        6,125       26,266
      Acquisitions (net of cash acquired)                                              0         (925)     (40,272)
      Net cash used in investing activities                                      (26,525)     (22,102)     (41,180)

Financing activities
      Additional long-term obligations                                            14,000       65,500       41,362
      Reduction of long-term obligations                                          (7,268)     (65,529)      (2,605)
      Unexpended debt proceeds                                                         3            7           (7)
      Dividends paid                                                             (17,931)     (17,641)     (16,910)
      Common stock repurchased                                                         0       (2,337)     (35,311)
      Stock option plans                                                           3,098        3,548        2,063
      Net cash used in financing activities                                       (8,098)     (16,452)     (11,408)

Net increase (decrease) in cash and cash equivalents                              18,951         (304)      (6,235)
Beginning cash and cash equivalents                                                5,564        5,868       12,103
Ending cash and cash equivalents                                                $ 24,515      $ 5,564      $ 5,868

Consolidated Statements of Shareholders' Equity
Baldor Electric Company and Affiliates

                                                                                    Accumulated
                                                                                          Other    Treasury
                                           Common Stock   Additional   Retained   Comprehensive       Stock
(In thousands, except share data)         Shares   Amount    Capital   Earnings    Income (Loss)   (at cost)     Total

BALANCE AT JANUARY 2, 2000                35,592  $ 3,872   $ 34,971  $ 291,741        $ (2,676)  $ (61,799) $ 266,109
Comprehensive income
     Net earnings                                                        46,263                                 46,263
     Other comprehensive income (loss)
          Securities valuation adjustment,
          net of taxes of $158                                                              263                    263
          Translation adjustments                                                        (1,453)                (1,453)
     Total other comprehensive income (loss)                                                                    (1,190)
Total comprehensive income                                                                                     $45,073
Stock option plans (net of shares exchanged) 234       30      3,275                                 (1,242)     2,063
Cash dividends at $.50 per share                                        (16,910)                               (16,910)
Common stock repurchased                  (2,057)               (222)                               (35,089)   (35,311)
Other                                                                      (179)                                  (179)
BALANCE AT DECEMBER 30, 2000              33,769  $ 3,902   $ 38,024  $ 320,915        $ (3,866)  $ (98,130) $ 260,845

Comprehensive income
     Net earnings                                                        22,385                                 22,385
     Other comprehensive income (loss)
          Securities valuation adjustment,
          net of taxes of $37                                                                61                     61
          Translation adjustments                                                        (2,999)                (2,999)
          Derivative unrealized loss,
          net of tax benefit of $870                                                     (1,360)                (1,360)
     Total other comprehensive income (loss)                                                                    (4,298)
Total comprehensive income                                                                                     $18,087
Stock option plans (net of shares exchanged) 270       39      6,200                                 (2,691)     3,548
Cash dividends at $.52 per share                                        (17,641)                               (17,641)
Common stock repurchased                    (121)                                                    (2,337)    (2,337)
Other                                                                       (17)                                   (17)
BALANCE AT DECEMBER 29, 2001              33,918  $ 3,941   $ 44,224  $ 325,642        $ (8,164) $ (103,158) $ 262,485

Comprehensive income
     Net earnings                                                        23,895                                 23,895
     Other comprehensive income
          Securities valuation adjustment,
          net of taxes of $51                                                                85                     85
          Translation adjustments                                                         1,900                  1,900
          Derivative unrealized gain,
          net of taxes of $831                                                            1,299                  1,299
     Total other comprehensive income                                                                            3,284
Total comprehensive income                                                                                     $27,179
Stock option plans (net of shares exchanged) 221       28      4,433                                 (1,363)     3,098
Cash dividends at $.52 per share                                        (17,931)                               (17,931)
Other                                                                      (233)                                  (233)
BALANCE AT DECEMBER 28, 2002              34,139  $ 3,969   $ 48,657  $ 331,373        $ (4,880) $ (104,521) $ 274,598

Notes to Consolidated Financial Statements
Baldor Electric Company and Affiliates • December 28, 2002

NOTE A

SIGNIFICANT ACCOUNTING POLICIES

Line of Business: The Company operates in one industry segment that includes the design, manufacture and sale of electric motors, drives and generators.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Consolidation: The consolidated financial statements include the accounts of the Company and all its affiliates. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal years 2002, 2001 and 2000 contained 52 weeks.

Cash Equivalents: Cash equivalents consist of highly liquid investments having original maturities of three months or less.

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

Accounts Receivable: Trade receivables are recorded in the balance sheet at outstanding principal, adjusted for charge-offs and allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on historical losses and current conditions.

Inventories: The Company values inventories at the lower of cost or market, with cost being determined principally by the last-in, first-out method (LIFO), except for $16,461,000 in 2002 and $19,412,000 in 2001, at foreign locations, valued by the first-in, first-out method (FIFO).

Property, Plant and Equipment: Property, plant and equipment, including assets under capital leases, are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets ranging from 10 to 39 years for buildings and improvements and 3 to 15 years for machinery and equipment. Capitalized software costs amounting to $19.7 million and $18.3 million, net of accumulated amortization, at December 28, 2002 and December 29, 2001, respectively, are included in machinery and equipment and are amortized over their estimated useful life of 15 years.

Fair Value of Financial Instruments: The Company’s methods and assumptions used to estimate the fair value of financial instruments include quoted market prices for marketable securities and discounted cash flow analysis for fixed rate long-term debt. The Company estimates that the fair value of its financial instruments approximates carrying value at December 28, 2002 and December 29, 2001. The carrying amounts of cash and cash equivalents, receivables, and trade payables approximated fair value at December 28, 2002 and December 29, 2001, due to the short-term maturities of these instruments.

Goodwill: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective December 30, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment on an annual basis.

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

Research and Engineering: Costs associated with research, new product development and product cost improvements are treated as expenses when incurred and amounted to approximately $22,484,000 in 2002, $24,415,000 in 2001, and $24,987,000 in 2000.

Derivatives: The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. If a hedge transaction is terminated, any unrealized gain (loss) at the date of termination is carried in other comprehensive income (loss) until the hedged item is recognized as earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings in the period of change.

Shipping and Handling Costs: The Company classifies all amounts billed to customers for shipping and handling as revenue and classifies gross shipping and handling costs paid as selling expense. Costs included in selling and administrative expenses related to shipping and handling amounted to $22,391,000 in 2002, $22,516,000 in 2001, and $23,986,000 in 2000.

Stock-Based Compensation: The Company has certain stock-based employee compensation plans, which are described more fully in Note K. In accounting for these plans, the Company applies the intrinsic value method permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.

SFAS No. 123 requires pro forma disclosure of the effects on net income and earnings per share when applying the fair value method of valuing stock-based compensation. The following table sets forth the pro forma disclosure of net income and earnings per share using the Black-Scholes option pricing model. For purposes of this disclosure, the estimated fair value of the options is amortized over the applicable compensatory periods.

Pro Forma Information (in thousands except share data)

2002
Net income, as reported                                                           $ 23,895
Less:        Stock-based employee compensation expense
             determined under fair value method,
             net of related tax effects                                               (581)
Pro forma net income                                                              $ 23,314

Earnings per share:                                            Basic               Diluted
             Reported                                          $0.70                 $0.69
             Pro forma                                         $0.68                 $0.67

2001
Net income, as reported                                                           $ 22,385
Less:        Stock-based employee compensation expense
             determined under fair value method,
             net of related tax effects                                             (1,079)
Pro forma net income                                                              $ 21,306

Earnings per share:                                            Basic               Diluted
             Reported                                          $0.66                 $0.65
             Pro forma                                         $0.63                 $0.62

2000
Net income, as reported                                                           $ 46,263
Less:        Stock-based employee compensation expense
             determined under fair value method,
             net of related tax effects                                             (1,215)
Pro forma net income                                                              $ 45,048

Earnings per share:                                            Basic               Diluted
             Reported                                          $1.36                 $1.34
             Pro forma                                         $1.33                 $1.31

Revenue Recognition: The Company recognizes revenue from product sales when product is shipped and title passes to customers.

Earnings Per Share: The Company's presentation of financial results includes both basic earnings per share and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes all dilutive common stock equivalents.

Foreign Currency Translation: Assets and liabilities of foreign affiliates are translated into U.S. dollars at year-end exchange rates. Income statement items are generally translated at average exchange rates prevailing during the period. Translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss) in Shareholders' Equity.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves for the year ended December 28, 2002 is as follows:

                        Balance at              Charges to Costs                               Balance at
                 December 29, 2001                  and Expenses       Deductions       December 28, 2002
                 -----------------------------------------------------------------------------------------
                            $6,625                        $2,804          $(2,804)                 $6,625

Amounts included in selling and administrative costs amounted to $2,804,000 in 2002, $3,296,000 in 2001, and $3,349,000 in 2000.

NOTE B LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:
(In thousands)                                             2002            2001

Industrial Development Bonds:
        Due through 2010 at variable rates
        ranging from 1.6% to 5.5%                       $ 8,155         $ 9,915
Notes payable to banks:
        Due October 25, 2004 at 4.97% fixed rate         25,000          25,000
        Due March 31, 2003 at 2.17% variable rate        12,000               0
        Due January 4, 2002 at 2.58% variable rate            0             500
        Due July 31, 2003 at 2.18% variable rate         15,000          13,000
        Due March 15, 2003 at 2.48% variable rate        47,000          52,000
        Due November 1, 2004 at 10.16% fixed rate            20              29
                                                        107,175         100,444
Less current maturities                                   1,890           1,771
                                                      $ 105,285        $ 98,673

Certain long-term obligations are collateralized by property, plant and equipment with a net book value of $3,519,000 at December 28, 2002.

Maturities of long-term obligations during each of the five fiscal years ending 2007 are; 2003 - $1,890,000; 2004 - $99,820,000; 2005 - $0; 2006 - $0, 2007 and thereafter - $5,465,000.

Certain long-term obligations require that the Company maintain various financial ratios. These ratios were all met for 2002 and 2001. At December 28, 2002, the Company had outstanding letters of credit totaling $7,497,000.

Interest paid was $3,312,000 in 2002, $5,172,000 in 2001, and $2,899,000 in 2000.

The Company has a note payable to bank of $47,000,000, which is secured by the Company’s accounts receivable. This note was renewed March 5, 2003 with a maturity date of March 13, 2005.

The Company has negotiated commitments to renew notes payable to banks of $15,000,000 and $12,000,000 on or before their due dates.

NOTE C MARKETABLE SECURITIES

Baldor currently invests in only high-quality, short-term investments, which it classifies as available-for-sale. Differences between amortized cost and estimated fair value at December 28, 2002 and December 29, 2001 are not material and are included in Accumulated Other Comprehensive Income. Because investments are predominantly short-term and are generally allowed to mature, realized gains and losses for both years have been minimal. The following table presents the estimated fair value breakdown of investments by category:

(In thousands)                               2002            2001

Municipal debt securities                $ 21,690         $ 9,924
U.S. corporate debt securities              8,096               0
U.S. Treasury & agency securities           1,918           1,128
Other debt securities                      14,665             611
                                           46,369          11,663
Less cash equivalents                      19,214             611
                                         $ 27,155        $ 11,052

The estimated fair value of marketable debt and equity securities at December 28, 2002 was $21,007,000 due in one year or less, $23,377,000 due in one to five years and $1,985,000 due after five years. Because of the short-term nature of the investments, expected maturities and contractual maturities are generally the same.

NOTE D INCOME TAXES

The Company made income tax payments of $10,174,000 in 2002, $16,065,000 in 2001, and $25,775,000 in 2000. Income tax expense consists of the following:

(In thousands)                                         2002             2001             2000

Current:
        Federal                                     $ 8,829         $ 10,398         $ 21,626
        State                                         1,283            1,483            1,932
        Foreign                                        (513)            (534)             510
Deferred:                                             4,435            1,800            3,690
                                                   $ 14,034         $ 13,147         $ 27,758

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these differences relate primarily to depreciation, certain liabilities and bad debt expense.

The following table reconciles the difference between the Company’s effective income tax rate and the federal corporate statutory rate:

                                                       2002             2001             2000

Statutory federal income tax rate                     35.0%            35.0%            35.0%
State taxes, net of federal benefit                    3.2%             2.7%             2.1%
Other                                                (1.20%)          (0.70%)            0.4%
Effective income tax rate                             37.0%            37.0%            37.5%

The principal components of deferred tax assets (liabilities) follow:

                                                                        2002             2001
Property, plant, equipment and intangibles                         $ (20,675)       $ (18,726)
Accrued liabilities                                                    5,652            5,428
Employee compensation and benefits                                       850            1,746
Total deferred tax liabilities                                     $ (14,173)       $ (11,552)

NOTE E FINANCIAL DERIVATIVES

Hedging of Copper and Aluminum Requirements

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

The Company had derivative balances related to cash flow hedges, with a fair value liability of $99,000 and $1.4 million recorded as a reduction in other current assets as of December 28, 2002 and December 29, 2001, respectively.

The amount recognized in cost of sales on cash flow hedges amounted to approximately $1.8 million and $1.4 million in 2002 and 2001, respectively. The Company expects that after-tax losses, totaling approximately $61,000 recorded in accumulated other comprehensive income (loss) at December 28, 2002, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

The cumulative effect of adoption of SFAS No. 133 on December 31, 2000 did not have a material effect on the consolidated financial statements of the Company.

NOTE F SHAREHOLDERS’ EQUITY

Shareholder Rights Plan

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

Accumulated Other Comprehensive Income (Loss)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in shareholders’ equity, at December 28, 2002, December 29, 2001, and December 30, 2000, are as follows:

                                                                                                Total
                                                                           Foreign        Accumulated
                                  Unrealized         Unrealized           Currency              Other
                                    Gains on      Gains (Losses)       Translation      Comprehensive
                                  Securities     on Derivatives        Adjustments       Income (Loss)

Balance at December 30, 2000            $ 35                $ -           $ (3,901)          $ (3,866)
Net change for 2001                       61             (1,360)            (2,999)            (4,298)

Balance at December 29, 2001              96             (1,360)            (6,900)            (8,164)
Net change for 2002                       85              1,299              1,900              3,284

Balance at December 28, 2002           $ 181              $ (61)          $ (5,000)          $ (4,880)

NOTE G COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain computers, buildings and other equipment under operating lease agreements. Related rental expense was $5,800,000 in 2002, $5,100,000 in 2001 and $5,400,000 in 2000. Future minimum payments for operating leases having non-cancelable lease terms in excess of one year are: 2003 - $4,332,000; 2004 - $3,615,000; 2005 - $3,049,000; 2006 - $1,256,000; and 2007 - $1,204,000.

Legal Proceedings

The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects that the ultimate resolution of these actions will not materially affect the Company’s financial position or results of operations.

NOTE H ACQUISITIONS

On November 27, 2000, the Company acquired Pow’R Gard Generator Corporation for cash in the amount of $40 million. The acquisition has been accounted for as a purchase. Prior to December 30, 2001, goodwill associated with the acquisition was being amortized on a straight-line basis over 40 years. Pow’R Gard’s results of operations for the year ended December 30, 2000 were not material to the Company’s consolidated financial statements. Accordingly, pro forma information has not been presented. The Company’s consolidated financial statements include the results of operations and the assets and liabilities of Pow’R Gard after November 27, 2000.

NOTE I FOREIGN OPERATIONS

The Company’s foreign operations include both export sales and the results of its foreign affiliates in Europe, Austrialia, Singapore and Mexico. Consolidated sales, earnings before income taxes, and identifiable assets consist of the following:

(In thousands)                                  2002             2001             2000
Net Sales:
        United States Companies
            Domestic customers             $ 474,729        $ 479,362        $ 534,796
            Export customers                  36,792           38,445           39,054
                                             511,521          517,807          573,850
Foreign Affiliates                            37,986           39,652           47,378
                                           $ 549,507        $ 557,459        $ 621,228
Earnings Before Income Taxes:
        United States Companies             $ 38,524         $ 37,220         $ 71,462
        Foreign Affiliates                      (595)          (1,688)           2,559
                                            $ 37,929         $ 35,532         $ 74,021

Assets:
        United States Companies            $ 455,699        $ 439,445        $ 444,907
        Foreign Affiliates                    17,062           18,082           20,071
                                           $ 472,761        $ 457,527        $ 464,978

NOTE J EARNINGS PER SHARE

The table below details earnings per share for the years indicated:

                                                    2002             2001             2000

Numerator Reconciliation:
        The numerator is the same for
        diluted and basic EPS:
            Net earnings (in thousands)         $ 23,895         $ 22,385         $ 46,263
Denominator Reconciliation:
        The denominator for basic
        earnings per share:
            Weighted average shares           34,060,853       33,896,164       33,980,529
Effect of dilutive securities:
            Stock options                        561,283          609,386          589,799
The denominator for diluted
earnings per share:
            Adjusted weighted
            average shares                    34,622,136       34,505,550       34,570,328
Basic Earnings Per Share                           $0.70            $0.66            $1.36
Diluted Earnings Per Share                         $0.69            $0.65            $1.34

NOTE K STOCK PLANS

At December 28, 2002 the Company had various stock plans. Grants can and have included: (1) incentive stock options to purchase shares at market value at grant date, and/or (2) non-qualified stock options to purchase shares of restricted stock equal to and less than the stock’s market value at grant date. Grants from the 1990 Plan expire six years from the grant date. All other grants expire ten years from the date of grant. The 1987, 1989, and 1996 Plans have expired except for options outstanding. A summary of the Company’s stock plans follows.

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

1989, 1996 and 2001 Plans – Each non-employee director is granted an annual grant consisting of non-qualified stock options to purchase: (1) 3,240 shares at a price equal to the market value at grant date, and (2) 2,160 shares at a price equal to 50% of the market value at grant date. These options are immediately exercisable. Related compensation expense on the options granted at 50% of market is amortized over the applicable compensatory period.

Plan           Type                      Administrator                    Recipients                      Status
----------------------------------------------------------------------------------------------------------------
1987           Compensatory              Stock Option Committee           Employee                        Expired
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
1990           Non-compensatory          Stock Option Committee           District Managers               Active
1994           Compensatory              Stock Option Committee           Employees                       Active
1996           Compensatory              Executive Committee              Non-employee directors          Expired
2001           Compensatory              Executive Committee              Non-employee directors          Active

A summary of the Company’s weighted average variables, using the Black-Scholes option pricing model, and stock option activity for fiscal years 2002, 2001, and 2000 follows.

                                                               2002                               2001                         2000
Weighted Average Variables

Volatility                                                     2.5%                               3.5%                         3.6%
Risk-free interest rates                                       5.0%                               5.1%                         6.6%
Dividend yields                                                2.4%                               2.4%                         2.8%
Expected option life                                      7.6 years                          6.9 years                    7.0 years
Remaining contractual life                                5.2 years                          5.7 years                    5.9 years
Fair value per share price granted during year
          At market price                                     $3.08                              $2.94                        $3.56
          At less than market price                           $9.04                              $8.09                        $5.59

Stock Option Activity                                      Weighted                           Weighted                     Weighted
                                                            Average                            Average                      Average
                                           Shares       Price/share            Shares      Price/share        Shares    Price/share

Total options outstanding
          Beginning Balance             2,601,234            $16.62         2,669,899           $15.67     2,710,817         $14.85
               Granted                    233,300             19.17           398,500            19.72       358,833          16.13
               Exercised                 (281,618)            14.65          (390,945)           12.69      (298,020)          8.02
               Canceled                   (53,126)            19.86           (76,220)           19.86      (101,731)         17.93
          Ending Balance                2,499,790             17.26         2,601,234            16.62     2,669,899          15.67

Shares authorized for grant             8,141,600                          12,191,600                     11,991,600
Shares exercisable, at year end         2,110,490             16.74         2,083,384            15.88     2,135,299          14.56
Shares reserved for future grants,
   at year end                          1,793,381                           1,973,555                      2,128,435

NOTE L RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. The new rules on accounting for goodwill and other intangible assets became effective for the Company beginning in the first quarter of 2002. The Company’s transitional impairment test did not indicate any impairment losses. The Company’s first annual test for impairment was completed during the fourth quarter of 2002 and did not indicate any impairment losses.

Pro Forma Information (in thousands except share data)

                                   2002             2001             2000

Net Income, as reported        $ 23,895         $ 22,385         $ 46,263
Goodwill amortization                 0            1,120              619
Adjusted net income            $ 23,895         $ 23,505         $ 46,882

EPS - Basic:
        Reported                  $0.70            $0.66            $1.36
        Adjusted                  $0.70            $0.69            $1.38
EPS - Diluted:
        Reported                  $0.69            $0.65            $1.34
        Adjusted                  $0.69            $0.68            $1.36

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective for the Company beginning December 30, 2001. The Company’s adoption of SFAS No. 144 had no effect on its consolidated financial position, results of operations, or cash flows for the year ended December 28, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The disclosure provisions of this Statement are effective for the Company as of the fourth quarter of 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted the expanded disclosure requirements of SFAS No. 148 for the year ended December 28, 2002.

During 2002, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which become effective for the Company December 29, 2002.

Note M Subsequent Events

On February 13, 2003, the Company acquired Energy Dynamics, Inc. (“EDI”) for cash. EDI is a designer, assembler, and marketer of industrial generator sets. EDI’s annual sales amounted to approximately $8 million in 2002.

On February 14, 2003, pursuant to the Company’s stock repurchase plan, the Company repurchased 1.5 million shares of its common stock for cash in the amount of $26.7 million.

Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors, Baldor Electric Company and Affiliates

     We have audited the accompanying  consolidated  balance sheets of Baldor Electric Company and affiliates as of
December 28, 2002 and  December  29, 2001,  and the related  consolidated  statements  of earnings,  cash flows and shareholders'  equity  for each of the  three  years  in the  period  ended  December  28,  2002.  These  financial statements are the  responsibility  of the Company's  management.  Our  responsibility  is to express an opinion on these financial statements based on our audits.
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
     In our opinion,  the financial  statements  referred to above present fairly,  in all material  respects,  the consolidated  financial  position of Baldor  Electric  Company and affiliates at December 28, 2002 and December 29,
2001,  and the  consolidated  results of their  operations  and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States.
     As  discussed  in Note A to the  consolidated  financial  statements,  effective  December  30,  2001,  Baldor
Electric Company changed its method of accounting for goodwill and identifiable assets with indefinite lives.

/s/  Ernst & Young LLP

Little Rock, Arkansas
January 31, 2003
Except for Note B and Note M, as to which the date is March 5, 2003

Report of Management on Responsibility for Financial Reporting

     Baldor management is responsible for the integrity and objectivity of the financial  information  contained in this annual  report.  The  accompanying  financial  statements  have been  prepared in  conformity  with  generally accepted accounting principles, applying informed judgments and estimates where appropriate.
     Baldor maintains a system of internal  accounting  controls that provide reasonable  assurance that assets are safeguarded and transactions are executed in accordance with  management's  authorization  and recorded properly to permit the preparation of financial  statements in accordance with accounting  principles generally accepted in the
United States.
     The Audit Committee of the Board of Directors is composed  solely of outside  directors and is responsible for recommending to the Board the  independent  accounting firm to be retained for the coming year. The Audit Committee meets  regularly  with the  independent  auditors,  with the  Director  of Audit  Services,  as well as with Baldor management,  to review accounting,  auditing,  internal accounting  controls and financial  reporting matters.  The independent  auditors,  Ernst & Young LLP,  and the  Director of Audit  Services  have  direct  access to the Audit
Committee without the presence of management to discuss the results of their audits.
     Ernst & Young LLP,  independent  certified public  accountants,  have audited Baldor's  financial  statements.
Management  has made  available to Ernst & Young LLP all of the  Company's  financial  records and related data, as well as the minutes of shareholders' and directors' meetings.

/s/ R. S. BOREHAM, JR.
Chairman of the Board

/s/ JOHN McFARLAND
President and Chief Executive Officer

/s/ RONALD E. TUCKER
Chief Financial Officer and Secretary

Shareholder Information

Dividends Paid
There have been three dividend increases in the last five years and 11 increases in the last 10 years.

                   2002       2001        2000

1st quarter       $0.13      $0.13       $0.12
2nd quarter        0.13       0.13        0.12
3rd quarter        0.13       0.13        0.13
4th quarter        0.13       0.13        0.13
Year              $0.52      $0.52       $0.50

Common stock price range
                          2002                       2001
                    HIGH        LOW             HIGH       LOW

1st quarter       $23.33     $20.25           $23.25     $19.50
2nd quarter        25.24      21.75            25.15      20.00
3rd quarter        25.20      17.85            22.58      18.00
4th quarter        20.86      17.30            21.50      18.81

Shareholders

At  December  28,  2002,  there  were  4,902  shareholders  of  record  including  employee   shareholders  through
participation in the benefit plans.

Shareholders' Annual Meeting
The Company's Annual Meeting of Shareholders will be held at 10:30 a.m.,  Saturday,  May 3, 2003, at the Fort Smith
Convention Center in Fort Smith, Arkansas.

Independent auditors
Ernst & Young LLP
425 West Capitol - Suite 3600
Little Rock, Arkansas 72201

General counsel
Thompson Coburn LLP
One US Bank Plaza
St. Louis, Missouri 63101-1693

Ticker
The common stock of Baldor  Electric  Company trades on the New York Stock  Exchange  (NYSE) with the ticker symbol
BEZ.

Annual Report on Form 10-K
Baldor's Form 10-K report is filed with the  Securities and Exchange  Commission  and the NYSE.  Copies of the Form
10-K are available,  without charge, by submitting a written request to Baldor's Investor  Relations  Department at the address under shareholder  inquiries.  The Form 10-K report can also be viewed at Baldor's  Corporate  website.
Please refer to the contact information under Shareholder Inquiries.

Shareholder Inquiries
To request  additional  copies of the Annual  Report to  Shareholders,  or other  materials and  information  about
Baldor Electric Company, please contact us at:

Baldor Electric Company
Attn: Investor Relations
P. O. Box 2400
Fort Smith, Arkansas 72902
Phone: (479) 646-4711
Fax: (479) 648-5752
Internet: www.baldor.com

Transfer agent and registrar
Continental Stock Transfer & Trust Company
17 Battery Place - Floor 8
New York, New York 10004
(800) 509-5586
212-509-4000 or 212-845-3200
Fax: 212-509-5150
www.continentalstock.com

Officers

Roland S. Boreham, Jr.
Chairman

John A. McFarland
President and Chief Executive Officer

Ronald E. Tucker
Chief Financial Officer
and Secretary

Randall P. Breaux
Vice President - Marketing

Roger V. Bullock
Vice President - Drives

Randy L. Colip
Vice President - Sales

Charles H. Cramer
Vice President - Human Resources

Gene J. Hagedorn
Vice President - Materials

Jeffrey R. Hubert
Vice President - Sales

Terry B. King
Vice President - Linear Motors and Generators

Tracy L. Long
Treasurer and Assistant Secretary

Randal G. Waltman
Vice President - Operations

Board of Directors

Roland S. Boreham, Jr.
Chairman
Chairman of the Board since 1981
Former Chief Executive Officer
Director since 1961
Officer since 1961
Chairman - Executive Committee

John A. McFarland
President and Chief Executive Officer
Director since 1996
Officer since 1990
Member - Executive Committee

Jefferson W. Asher, Jr.
Independent Management Consultant
Director since 1973
Chairman - Audit Committee Member - Nominating Committee

Merlin J. Augustine, Jr.
Assistant  Vice  Chancellor  for Finance and  Administration  and Director of Customer  Relations at the University
of Arkansas in Fayetteville
Director since 2000
Chairman - Compensation Committee
Member - Stock Option Committee

Richard E. Jaudes
Partner, Thompson Coburn LLP, Attorneys at Law
Director since 1999
Member - Nominating
Committee

Robert J. Messey
Senior Vice President and Chief Financial Officer of Arch Coal, Inc. (NYSE)
Director since 1993
Chairman - Stock Option Committee
Member - Audit Committee

Robert L. Proost
Financial Consultant and Lawyer
Director since 1988
Member - Audit Committee
Member - Compensation Committee

R. L. Qualls
Former Chief Executive     Officer
Officer from 1986 through 2000
Director since 1987
Member - Executive Committee

Barry K. Rogstad
Former President of the American Business Conference
Director since 2001
Member - Compensation Committee
Member - Stock Option Committee