Form 10-Q
period 2003-03-29
BALDOR ELECTRIC CO
filed 2003-05-13
CIK 9342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

At April 26, 2003, there were 32,696,458 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

Index

Part 1.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets-March 29, 2003 and December 28, 2002

Condensed consolidated statements of earnings-Three months ended

March 29, 2003 and March 30, 2002

Condensed consolidated statements of cash flows-Three months ended

March 29, 2003 and March 30, 2002

Notes to condensed consolidated financial statements-March 29, 2003

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part 2.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Baldor Electric Company and Affiliates
Condensed Consolidated Balance Sheets (Unaudited)

		March 29 2003	December 28 2002
(Dollars in thousands, except per share data)

Assets

Current Assets:	Cash and cash equivalents	$ 13,640	$ 24,515
	Marketable securities	15,620	27,155
	Receivables, less allowances for doubtful accounts of $4,145 in 2003 and $4,031 in 2002	88,157	83,630
	Inventories:
	Finished products	79,251	78,044
	Work in process	10,545	9,927
	Raw materials	51,215	50,237

		141,011	138,208
	LIFO valuation adjustment	(25,074)	(25,068)

		115,937	113,140
	Other current assets and deferred income taxes	19,829	24,264

	Total Current Assets	253,183	272,704
Property, Plant and Equipment:	Land and improvements	6,282	6,282
	Buildings and improvements	56,597	56,350
	Machinery and equipment	276,796	274,314
	Allowances for depreciation and amortization	(204,433)	(200,279)

	Net Property, Plant and Equipment	135,242	136,667
Goodwill		57,158	57,158
Other Assets		10,297	6,232

	Total Assets	$ 455,880	$ 472,761

Liabilities and Shareholders' Equity

Current
Liabilities:	Accounts payable	$ 30,676	$ 25,289
	Employee compensation	9,643	7,526
	Profit sharing	1,352	5,279
	Accrued warranty costs	6,714	6,625
	Accrued insurance obligations	12,488	13,794
	Other accrued expenses	13,122	12,274
	Income taxes payable	5,148	1,004
	Current maturities of long-term obligations	1,890	1,890

	Total Current Liabilities	81,033	73,681
Long-Term Obligations		105,564	105,285
Deferred Income Taxes		18,718	19,197
Shareholders' Equity:	Preferred stock, $.10 par value
	Authorized shares: 5,000,000
	Issued and outstanding shares: None
	Common stock, $.10 par value
	Authorized shares: 150,000,000
	Issued shares: (39,674,976 and 39,693,091, respectively)	3,975	3,969

	Additional capital	49,341	48,657
	Retained earnings	333,334	331,373
	Accumulated other comprehensive loss	(4,574)	(4,880)
	Treasury stock (7,067,895 and 5,553,633 shares, respectively), at cost	(131,511)	(104,521)

	Total Shareholders' Equity	250,565	274,598

	Total Liabilities and Shareholders' Equity	$ 455,880	$ 472,761

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 29 2003	March 30 2002

Net sales	$ 137,389	$ 133,510
Other income, net	452	145

	137,841	133,655
Cost and expenses:
Cost of goods sold	99,877	96,354
Selling and administrative	25,985	26,580
Profit sharing	1,352	1,245
Interest	823	860

	128,037	125,039

Earnings before income taxes	9,804	8,616
Income taxes	3,639	3,189

Net Earnings	$ 6,165	$ 5,427

Net earnings per share-basic	$ 0.18	$ 0.16

Net earnings per share-diluted	$ 0.18	$ 0.16

Weighted average shares outstanding-basic	33,428,498	33,950,268

Weighted average shares outstanding-diluted	33,881,943	34,556,770

Dividends declared and paid per common share	$ 0.13	$ 0.13

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 29 2003	March 30 2002
(In thousands):

Operating activities:
Net earnings	$ 6,165	$ 5,427
Adjustments to reconcile net earnings to net cash
from operating activities:
Gains on sales of marketable securities	(195)	(111)
Depreciation	4,149	4,500
Amortization	383	353
Deferred income taxes	(481)	1,413
Changes in operating assets and liabilities:
Receivables	(4,527)	(7,248)
Inventories	(2,797)	2,650
Other current assets	4,721	2,166
Accounts payable	5,387	(2,557)
Accrued expenses and other liabilities	(2,179)	(5,914)
Income taxes	4,143	2,606
Other, net	1,320	1,789

Net cash provided by operating activities	16,089	5,074

Investing activities:
Additions to property, plant and equipment	(2,477)	(1,923)
Marketable securities purchased	(6,577)	(2,917)
Marketable securities sold	18,190	1,746
Acquisitions	(5,551)	0

Net cash provided by (used in) investing activities	3,585	(3,094)

Financing activities:
Additional long-term obligations	0	14,000
Reduction of long-term obligations	0	(5,502)
Unexpended debt proceeds	(1)	(1)
Dividends paid	(4,247)	(4,415)
Common stock repurchased	(26,686)	0
Stock option plans	385	567

Net cash (used in) provided by financing activities	(30,549)	4,649

Net (decrease) increase in cash and cash equivalents	(10,875)	6,629
Beginning cash and cash equivalents	24,515	5,564

Ending cash and cash equivalents	$ 13,640	$ 12,193

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2003

Note A Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 28, 2002. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 29, 2003 may not be indicative of the results that may be expected for the fiscal year ending January 3, 2004.

Comprehensive Income: Total comprehensive income was approximately $6.5 million and $6.8 million for the first quarter of 2003 and 2002, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
	Mar 29, 2003	Mar 30, 2002
(In thousands)

Net income	$ 6,165	$ 5,427
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	49	9
Less: reclassification adjustment for
gains included in net income	(123)	(70)

	(74)	(61)
Net change in current period hedging transactions	240	1,787
Foreign currency translation adjustment	140	(306)

Other comprehensive income, net of tax	306	1,420

Total comprehensive income	$ 6,471	$ 6,847

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

Net gains (losses) recognized in earnings, related to cash flow hedges, in the first quarter 2003 and 2002 amounted to $82,300 and ($351,600), respectively.

At March 29, 2003, and December 28, 2002, the Company had derivative related balances with a fair value of approximately $293,000 and ($99,000), respectively, recorded in other current assets. The Company had corresponding net after-tax gains (losses) of approximately $179,000 and ($61,000) recorded in accumulated other comprehensive income (loss) at March 29, 2003, and December 28, 2002, respectively. The Company expects that net after-tax gains, totaling approximately $179,000 included in accumulated other comprehensive loss at March 29, 2003, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Stock-Based Compensation: The Company has certain stock-based employee compensation plans. In accounting for these plans, the Company applies the intrinsic value method permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations.

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

Three Months Ended
	March 29 2003	March 30 2002
(In thousands, except per share data)
Net income, as reported	$ 6,165	$ 5,427
Less: Stock-based
employee compensation
expense determined
under fair value method, net
of tax effects	(37)	(132)

Pro forma net income	$ 6,128	$ 5,295

Earnings per share:	Basic	Diluted	Basic	Diluted
Reported	$0.18	$0.18	$0.16	$0.16
Pro forma	$0.18	$0.18	$0.15	$0.15

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves during the three-months ended March 29, 2003 is as follows (in thousands):

Balance at December 28, 2002	Charges to Costs and Expenses	Deductions	Balance at March 29, 2003
$6,625	$862	$(773)	$6,714

Note B Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
	Mar 29 2003	Mar 30 2002
(In thousands, except per share data)

Numerator Reconciliation:
Net earnings	$ 6,165	$ 5,427

Denominator Reconciliation:
The denominator for basic EPS:
Weighted average shares	33,428	33,950
Effect of dilutive securities:
Stock options	454	6,074

The denominator for diluted EPS-adjusted
weighted average shares	33,882	34,557

Basic earnings per share	$ 0.18	$ 0.16

Diluted earnings per share	$ 0.18	$ 0.16

Note C Credit Facilities

The Company has a loan agreement (“the facility”) with a bank, which provides the Company up to $70 million of borrowing capacity, which was renewed March 5, 2003. The facility is secured with Company’s trade accounts receivable and matures March 13, 2005. Interest is calculated at a relevant commercial paper rate plus applicable margin. At March 29, 2003, the Company had outstanding borrowings on the facility amounting to $47 million at an interest rate of 1.27%.

Note D Acquisition

On February 13, 2003, the Company acquired all of the stock of Energy Dynamics, Inc. (“EDI”) for cash amounting to approximately $5.5 million. EDI is a designer, assembler, and marketer of industrial generator sets. The acquisition has been accounted for as a purchase and the amount of resulting goodwill has not yet been determined. EDI’s results of operations for the quarter ended March 29, 2003 were not material to the Company’s condensed consolidated financial statements. Accordingly, pro-forma information has not been presented. The Company’s condensed consolidated financial statements include the results of operations and the assets and liabilities of EDI after February 12, 2003.

Note E Stock Repurchase

On February, 14, 2003, pursuant to the Company’s stock repurchase plan, the Company repurchased 1.5 million shares of its common stock for cash in the amount of $26.7 million. As of March 29, 2003 the Company had repurchased 5.8 million of the 6.0 million shares authorized for repurchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the first quarter of 2003 were $6.2 million or $0.18 per diluted share compared to $5.4 million or $0.16 per diluted share for the first quarter of 2002. Operating margin for the first quarter of 2003 amounted to 8.4% compared to 7.9% for the first quarter 2002. Increased sales and reduced freight and warranty costs contributed to the improvement in operating margin.

First quarter 2003 versus First quarter 2002

Sales of $137.4 million for the first quarter 2003 represented an increase of 2.9% from the same period last year. While overall demand remained weak, our success in obtaining new customers provided a modest increase from last year.

Cost of sales amounted to 72.7% of sales for the first quarter 2003 compared to 72.2% in first quarter 2002. Although we continued to make product and cost improvements, the mix of products sold during the quarter had an average material cost greater than that of the same period last year.

Selling and administrative expenses amounted to 18.9% of first quarter 2003 sales compared to 19.9% in first quarter 2002. The improvements resulted primarily from decreased freight and warranty costs.

Long-term debt was approximately $1.6 million lower during the first quarter 2003 as compared to first quarter 2002. The reduced debt levels combined with continued favorable borrowing rates resulted in a decrease in interest expense of $37,000 for the first quarter 2003 as compared to the first quarter 2002.

Liquidity and Capital Resources

For the three months ended March 29, 2003, net cash flows from operations amounted to $16.1 million. The Company utilized cash flows from operations along with a portion of cash and marketable securities held at year-end 2002 to fund property, plant and equipment additions, pay quarterly dividends to shareholders, fund the acquisition of Energy Dynamics, Inc., and repurchase 1.5 million shares of the Company’s common stock.

At March 29, 2003, the Company had working capital of $172.2 million compared to $199.0 million at year-end 2002. The current ratio at March 29, 2003 was 3.1 to 1 compared to 3.7 to 1 at year-end 2002. The decreases in working capital and current ratio were primarily due to cash and marketable securities held at year-end to fund the repurchase of common stock during the first quarter.

Total long-term debt at March 29, 2003 was $105.6 million compared to $105.3 million at December 28, 2002. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants at March 29, 2003.

The Company expects that its foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operating activities and existing credit facilities.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies, which could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.

Revenue Recognition: In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," the Company recognizes revenue at the time product is shipped and title passes to the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured.

Allowance for Doubtful Accounts: The Company records allowances for doubtful accounts based on customer-specific analysis, general matters such as current assessments of past due balances and economic conditions, and historical losses. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company had anticipated or for customer-specific circumstances, such as financial difficulty.

Inventories: Inventories are valued at the lower of cost or market, with cost being determined principally by the last-in, first-out (LIFO) method, except for non-U.S. inventories, which are determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The Company reviews the net realizable value of inventory on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, adjustments to inventory values may be required.

Self-Insurance Liabilities: The Company’s self-insurance programs include primarily product liability, workers’ compensation and health. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claim experience and risk exposure levels for the periods being valued. Adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

Long-Lived Assets and Goodwill: The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill and other intangible assets with indefinite lives annually or more frequently if events indicate that an asset may be impaired. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. The Company is required to make estimates of its future cash flows related to the assets subject to review. These estimates require assumptions about demand for the Company’s products, future market conditions, technological developments, and future discount rates and growth rates.

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

PART 2. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibit Number Description

99 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports filed on Form 8-K:

None

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY (Registrant)

Date: May 13, 2003	By: /s/ Ronald E. Tucker
Ronald E. Tucker - Chief Financial Officer (on behalf of the Registrant and as Chief Financial Officer)

CERTIFICATIONS

I, John A. McFarland, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Baldor Electric Company;

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

(4)

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)

      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

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

(4)

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)

  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

/s/ Ronald E. Tucker
Chief Financial Officer