Form 10-Q
period 2003-07-28
BALDOR ELECTRIC CO
filed 2003-08-12
CIK 9342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

At June 28, 2003, there were 32,756,374 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

Index

Part 1.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets - June 28, 2003 and December 28, 2002

Condensed consolidated statements of earnings -Three months and six months ended June 28, 2003 and June 29, 2002

Condensed consolidated statements of cash flows -Six months ended June 28, 2003 and June 29, 2002

Notes to condensed consolidated financial statements-June 28, 2003

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part 2.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters

Item 6.	Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Baldor Electric Company and Affiliates
Condensed Consolidated Balance Sheets (Unaudited)

		Jun 28, 2003	Dec 28, 2002
	(in thousands, except share data)
ASSETS
Current Assets:	Cash and cash equivalents	$ 14,963	$ 24,515
	Marketable securities	16,090	27,155
	Receivables, less allowances for doubtful accounts of $4,145 and $4,031, respectively	89,388	83,630
	Inventories:
	Finished products	80,277	78,044
	Work in process	9,829	9,927
	Raw materials	49,418	50,237

		139,524	138,208
	LIFO valuation adjustment	(25,182)	(25,068)

		114,342	113,140
	Other current assets and deferred income taxes	20,229	24,264

	Total Current Assets	255,012	272,704
Property, Plant and Equipment:	Land and improvements	6,282	6,282
	Buildings and improvements	58,909	56,350
	Machinery and equipment	279,227	274,314
	Allowances for depreciation and amortization	(208,609)	(200,279)

	Net Property, Plant and Equipment	135,809	136,667
Other Assets:	Goodwill	60,634	57,158
	Other	5,854	6,232

		$ 457,309	$ 472,761

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:	Accounts payable	$ 25,882	$ 25,289
	Employee compensation	7,433	7,526
	Profit sharing	2,657	5,279
	Accrued warranty costs	6,729	6,625
	Accrued insurance obligations	13,746	13,794
	Other accrued expenses	13,024	12,274
	Income taxes payable	7,902	1,004
	Current maturities of long-term obligations	1,934	1,890

	Total Current Liabilities	79,307	73,681
Long-Term Obligations		104,520	105,285

Deferred Income Taxes		19,238	19,197

Shareholders' Equity:	Preferred stock; $.10 par value
	Authorized shares 5,000,000
	Issued and outstanding shares: None
	Common stock, $.10 par value
	Authorized shares: 150,000,000
	Issued shares: 39,864,518 and 39,693,091, respectively	3,987	3,969
	Additional capital	51,194	48,657
	Retained earnings	335,095	331,373
	Accumulated other comprehensive loss	(3,629)	(4,880)
	Treasury stock, at cost
	7,108,144 shares and 5,553,633 shares, respectively	(132,403)	(104,521)

	Total Shareholders' Equity	254,244	274,598

		$ 457,309	$ 472,761

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	Jun 28, 2003	Jun 29, 2002	Jun 28, 2003	Jun 29, 2002
(in thousands, except per share data)

Net sales	$138,523	$145,176	$275,912	$278,686
Other income, net	475	278	927	424

	138,998	145,454	276,839	279,110
Cost and expenses: Cost of goods sold	100,763	103,805	200,773	200,160
Selling and administrative	26,706	27,768	52,558	54,348
Profit sharing	1,305	1,585	2,657	2,830
Interest	720	877	1,543	1,737

	129,494	134,035	257,531	259,075

Earnings before income taxes	9,504	11,419	19,308	20,035
Income taxes	3,505	4,224	7,144	7,413

Net Earnings	$ 5,999	$ 7,195	$ 12,164	$ 12,622

Net earnings per share-basic	$ 0.18	$ 0.21	$ 0.37	$ 0.37

Net earnings per share-diluted	$ 0.18	$ 0.21	$ 0.36	$ 0.36

Weighted average shares outstanding-basic	32,718	34,047	33,073	33,999

Weighted average shares outstanding-diluted	33,253	34,784	33,556	34,663

Dividends declared and paid per common share	$ 0.13	$ 0.13	$ 0.26	$ 0.26

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	Jun 28, 2003	Jun 29, 2002

(in thousands)
Operating activities:
Net earnings	$ 12,164	$ 12,622
Adjustments to reconcile net earnings to net cash
from operating activities:
Gains on sales of marketable securities	(292)	(248)
Depreciation	8,208	8,839
Amortization	860	763
Deferred income taxes	45	1,694
Changes in operating assets and liabilities:
Receivables	(4,780)	(11,464)
Inventories	342	7,642
Other current assets	4,505	1,573
Accounts payable	158	(4,753)
Accrued expenses and other liabilities	(2,124)	(4,927)
Income taxes	6,785	(707)
Other, net	2,450	1,910

Net cash provided by operating activities	28,321	12,944
Investing activities:
Additions to property, plant and equipment	(6,601)	(4,346)
Marketable securities purchased	(15,134)	(10,939)
Marketable securities sold	26,251	2,038
Acquisitions	(5,831)	0

Net cash used in investing activities	(1,315)	(13,247)
Financing activities:
Additional long-term obligations	0	14,000
Reduction of long-term obligations	(2,728)	(6,179)
Unexpended debt proceeds	0	1
Dividends paid	(8,503)	(8,847)
Common stock repurchased	(26,686)	0
Stock option plans	1,359	2,455

Net cash (used in) provided by financing activities	(36,558)	1,430

Net (decrease) increase in cash and cash equivalents	(9,552)	1,127
Beginning cash and cash equivalents	24,515	5,564

Ending cash and cash equivalents	$ 14,963	$ 6,691

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2003

Note A Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 28, 2002. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 28, 2003, may not be indicative of the results that may be expected for the fiscal year ending January 3, 2004.

Segment Reporting

The Company has only one reportable segment; therefore, the condensed consolidated financial statements reflect segment information.

Product Warranties

The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves during the six months ended June 28, 2003, is as follows (in thousands):

Balance at	Charges to Costs and		Balance at
Dec 28, 2002	Expenses	Deductions	Jun 28, 2003

$ 6,625	$ 1,489	($ 1,385)	$6,729

Financial Derivatives

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. If a hedge transaction is terminated, any unrealized gain (loss) at the date of termination is carried in accumulated other comprehensive income (loss) until the hedged item is recognized as earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings in the period of change.

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. Net gains (losses) recognized in earnings, related to cash flow hedges, in the second quarter 2003 and 2002 amounted to $170,000 and ($272,000), respectively, and for the first six months of 2003 and 2002 amounted to $252,000 and ($624,000), respectively.

At June 28, 2003, and December 28, 2002, the Company had derivative related balances with a fair value of approximately $168,000 and ($99,000), respectively, recorded in other current assets. The Company had corresponding net after-tax gains (losses) of approximately $326,000 and ($61,000) recorded in accumulated other comprehensive income (loss) at June 28, 2003, and December 28, 2002, respectively. The Company expects that net after-tax gains, totaling approximately $326,000 included in accumulated other comprehensive income at June 28, 2003, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Comprehensive Income

Total comprehensive income was approximately $6.9 million and $8.3 million for the second quarter of 2003 and 2002, respectively, and was approximately $13.4 million and $15.1 million for the first six months of 2003 and 2002, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
	Jun 28, 2003	Jun 29, 2002
(in thousands)
Net income	$ 5,999	$ 7,195
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(17)	141
Less: reclassification adjustment for gains
included in net income	(60)	(87)

Net unrealized gains (losses) on securities	(77)	54
Net change in current period hedging transactions	147	195
Foreign currency translation adjustment	875	837

Other comprehensive income, net of tax	945	1,086

Total comprehensive income	$ 6,944	$ 8,281

	Six Months Ended
	Jun 28, 2003	Jun 29, 2002
(in thousands)
Net income	$ 12,164	$ 12,622
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	33	173
Less: reclassification adjustment for gains
included in net income	(184)	(157)

Net unrealized gains (losses) on securities	(151)	16
Net change in current period hedging transactions	387	1,982
Foreign currency translation adjustment	1,015	508

Other comprehensive income, net of tax	1,251	2,506

Total comprehensive income	$ 13,415	$ 15,128

Stock-Based Compensation

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

Three Months Ended
	Jun 28, 2003			Jun 29, 2002
(in thousands, except per share data)

Net income, as reported		$ 5,999			$ 7,195
Less: Stock-based employee compensation
expense determined under fair value
method, net of tax effects		(72)			(172)

Pro forma net income		$ 5,927			$ 7,023

Earnings per share:	Basic		Diluted	Basic		Diluted

Reported	$ 0.18		$ 0.18	$ 0.21		$ 0.21
Pro forma	$ 0.18		$ 0.18	$ 0.21		$ 0.20

Six Months Ended
	Jun 28, 2003			Jun 29, 2002
(in thousands, except per share data)

Net income, as reported		$ 12,164			$ 12,622
Less: Stock-based employee compensation
expense determined under fair value
method, net of tax effects		(109)			(303)

Pro forma net income		$ 12,055			$ 12,319

Earnings per share:	Basic		Diluted	Basic		Diluted

Reported	$ 0.37		$ 0.36	$ 0.37		$ 0.36
Pro forma	$ 0.36		$ 0.36	$ 0.36		$ 0.35

Note B Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
	Jun 28, 2003	Jun 29, 2002
(in thousands, except per share data)
Numerator Reconciliation:
Net earnings	$ 5,999	$ 7,195

Denominator Reconciliation:
The denominator for basic EPS:
Weighted average shares	32,718	34,047
Effect of dilutive securities:
Stock options	535	737

The denominator for diluted EPS:
Adjusted weighted average shares	33,253	34,784

Basic earnings per share	$ 0.18	$ 0.21

Diluted earnings per share	$ 0.18	$ 0.21

	Six Months Ended
	Jun 28, 2003	Jun 29, 2002
(in thousands, except per share data)

Numerator Reconciliation:
Net earnings	$ 12,164	$ 12,622

Denominator Reconciliation:
The denominator for basic EPS:
Weighted average shares	33,073	33,999
Effect of dilutive securities:
Stock options	483	664

The denominator for diluted EPS:
Adjusted weighted average shares	33,556	34,663

Basic earnings per share	$ 0.37	$ 0.37

Diluted earnings per share	$ 0.36	$ 0.36

Note C Credit Facilities

The Company has a loan agreement (“the facility”) with a bank, which provides the Company up to $70 million of borrowing capacity, which was renewed March 5, 2003. The facility is secured with the Company’s trade accounts receivable and matures March 13, 2005. Interest is calculated at a relevant commercial paper rate plus applicable margin. At June 28, 2003, the Company had outstanding borrowings on the facility amounting to $47 million at an interest rate of 1.17%.

Note D Stock Repurchase

On February, 14, 2003, pursuant to the Company’s stock repurchase plan, the Company repurchased 1.5 million shares of its common stock for cash in the amount of $26.7 million. As of June 28, 2003, the Company had repurchased 5.8 million of the 6.0 million shares authorized for repurchase.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the second quarter of 2003 were $6.0 million or $0.18 per diluted share compared to $7.2 million or $0.21 per diluted share for the second quarter of 2002. Operating margin for the second quarter of 2003 amounted to 8.0% compared to 9.4% for the second quarter 2002. For the six months ended June 28, 2003, net earnings amounted to $12.2 million compared to $12.6 million for the same period last year. Earnings per diluted share were flat for the first six months, at $.36, as a result of share repurchases. Operating margin for the first six months of 2003 declined to 8.2% from 8.7% in 2002. The reduced operating margins for second quarter and the first six months resulted primarily from decreased net sales.

Second quarter 2003 versus Second quarter 2002

Net sales of $138.5 million for the second quarter 2003 declined 4.6% from second quarter 2002 net sales of $145.2 million. Although our focus on obtaining new customers has resulted in a substantial amount of new business, overall demand in our traditional markets and customers continued to lag. Sales of electric motor products in second quarter 2003 dropped 8.5% from second quarter 2002 and comprised 78.2% of total product sales in 2003 compared to 80.7% in 2002. Sales of drives products were flat for the quarter when compared to second quarter 2002. Drives products accounted for 17.3% of total product sales in second quarter 2003, up from 16.6% in second quarter 2002. Sales of generator products increased 57.8% from second quarter 2002, comprising 4.5% of total product sales this quarter compared to 2.7% in second quarter 2002. Our presence in the generator products market continues to grow through a combination of acquisitions and new opportunities with existing electric motor customers who are utilizing generator products for standby power as well as to help reduce electricity costs through peak-shaving.

Cost of sales increased to 72.7% of sales for the second quarter 2003 compared to 71.5% in second quarter 2002. Although we continue to make product and cost improvements, decreased net sales had a negative impact on the cost of sales percentage. In addition, we reduced our traditional two-week July plant vacation to one week. This gave our employees more flexibility with their vacation days and accommodated our customers relying on 10-day lead times. Consequently, we did not build up as much inventory in advance of the vacation as in prior quarters and this had a negative impact on cost of sales. We expect to recover the effects of the reduced plant vacation in the third quarter through better plant manufacturing efficiencies and inventory utilization.

Although total selling and administrative expenses decreased from the same period last year, they amounted to 19.3% of second quarter 2003 sales compared to 19.1% in second quarter 2002 as a result of decreased net sales. Reductions in freight and warranty expenses amounted to approximately .2% of sales for second quarter 2003 compared to the same period in 2002.

Long-term debt was approximately $2 million lower during the second quarter 2003 compared to second quarter 2002. The reduced debt levels combined with continued favorable borrowing rates resulted in a decrease in interest expense of $157,000 for the second quarter 2003 as compared to the second quarter 2002.

Six months ended June 28, 2003, versus Six months ended June 29, 2002

Net sales of $275.9 million for the first six months of 2003 declined 1.0% from same period last year net sales of $278.7 million. Sales of electric motor products were 4.5% lower than 2002 and comprised 77.8% of total product sales in the first six months of 2003 compared to 80.3% in 2002. Sales of drives products were up 1.4% for the six month period when compared to same period of 2002. Drives products accounted for 17.6% of total product sales in the first six months of 2003, up from 17.1% in 2002. Sales of generator products increased 76.4% from the same period of 2002, comprising 4.6% of total product sales for the period compared to 2.6% for the first six months of 2002. As with the second quarter results, our addition of new business and expansion in the generator market has provided new revenues, but continued weakened demand in our traditional electric motor markets and customers has hampered our top line.

Cost of sales increased to 72.8% of sales for the first six months of 2003 compared to 71.8% in the first six months of 2002. Decreased top line had a negative impact on the cost of sales percentage. In addition, the mix of products sold during the first six months of 2003, a 76.4% increase in generator products, resulted in increased material costs as a percentage of net sales.

Selling and administrative expenses amounted to 19.0% of sales for the first six months of 2003 compared to 19.5% for the same period in 2002. Reductions in freight and warranty expenses amounted to approximately .5% of sales for the first six months of 2003 when compared to the same period last year.

Favorable borrowing rates resulted in a decrease in interest expense of $194,000 for the first six months of 2003 as compared to the same period of 2002.

Liquidity and Capital Resources

For the six months ended June 28, 2003, net cash flows from operations amounted to $28.3 million, increasing approximately $15.4 million from the same period of 2002. Strong accounts receivable collection and improved accounts payable management accounted for $6.7 million and $4.9 million, respectively, of improvement. There were no other significant fluctuations in the components of net cash flows that were inconsistent with normal balance sheet fluctuations and results of operations. The Company utilized cash flows from operations for the first six months of 2003 along with a portion of cash and marketable securities held at year-end 2002 to fund property, plant and equipment additions of $6.6 million, pay quarterly dividends to shareholders of $8.5 million, fund the acquisition of Energy Dynamics, Inc. in the amount of $5.8 million, and repurchase 1.5 million shares of the Company’s common stock for $26.7 million.

At June 28, 2003, the Company had working capital of $175.7 million compared to $199.0 million at year-end 2002. The current ratio at June 28, 2003, was 3.2 to 1 compared to 3.7 to 1 at year-end 2002. The decreases in working capital and current ratio were primarily due to cash and marketable securities held at year-end to fund the repurchase of common stock during the first quarter of 2003.

Total long-term debt at June 28, 2003, was $104.5 million compared to $105.3 million at December 28, 2002. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants during all of the periods presented in this report.

The company’s principal source of liquidity is operating cash flows. Accordingly, the Company is dependent primarily on continued demand for its products and collectibility of receivables from its customers. The Company’s broad base of customers and industries served, as well as its position in the marketplace, ensure that fluctuations in a particular customer or industry’s business will not have a material effect on the Company’s sales or collectibility of receivables. As a result, the company expects that its foreseeable cash needs for operations and capital expenditures will continue to be met through operating cash flows and existing credit facilities.

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

Revenue Recognition: The Company sells products to its customers FOB shipping point. Title passes to the customer when the product is shipped. Accordingly, revenue is recognized when the product is shipped. The Company has no further obligations associated with the product sale that would impact revenue recognition after the product is shipped.

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

Long-Lived Assets and Goodwill: The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill and other intangible assets with indefinite lives annually or more frequently if events indicate that an asset may be impaired. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. The Company is required to make estimates of its future cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company’s products, future market conditions, technological developments, and future discount rates and growth rates.

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

Item 4. Controls and Procedures

The Company has established and maintains disclosure controls and procedures to ensure that information required to be disclosed is gathered, analyzed and disclosed in its reports filed pursuant to the Securities and Exchange Act of 1934. The Company’s principal executive officer and principal financial officer have concluded, based on their most recent evaluation under the supervision and with participation of the Company’s management, that the Company’s disclosure controls and procedures are effective. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART 2. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 3, 2003, at which shareholders voted on one proposal. Proposal I was the election of three Directors to the Company’s Board of Directors for terms expiring in 2006. The following is a list of the Board’s slate of nominees (who were the only nominees) each of whom were elected and the results of shareholder voting on Proposal I:

Proposal I	Votes For	Votes Withheld

Merlin J. Augustine, Jr	23,728,108	179,010
John A. McFarland	23,602,544	304,574
Robert L. Proost	23,483,172	423,946

The remaining board members are listed below and each is expected to serve out his respective term:

Jefferson W. Asher, Jr	Richard E. Jaudes	R. L. Qualls
R. S. Boreham, Jr	Robert J. Messey	Barry K. Rogstad

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

During the second quarter of 2003, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the fair market value on the date of the grant. The total amount of shares granted under the DM Plan is approximately 1% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibit Number       Description

99.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports filed on Form 8-K

The Company furnished a Current Report on Form 8-K dated April 15, 2003, announcing earnings for the three months ended March 29, 2003, and attaching a press release related thereto.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY (Registrant)

Date: August 8, 2003	By:	/s/	Ronald E. Tucker

Ronald E. Tucker
Chief Financial Officer
(on behalf of the Registrant
and as Chief Financial Officer)