Form 10-Q
period 2003-09-27
BALDOR ELECTRIC CO
filed 2003-11-12
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 01-07284

Baldor Electric Company

Exact name of registrant as specified in its charter

Missouri	43-0168840
State or other jurisdiction of incorporation	IRS Employer Identification No

5711 R. S. Boreham, Jr., St Fort Smith, Arkansas	72901
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code 479-646-4711

N/A

Former name or former address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒     No ☐

At September 27, 2003, there were 32,788,302 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

Index

Part 1.	Financial Information

	Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets — September 27, 2003 and December 28, 2002

Condensed consolidated statements of earnings — Three and nine months ended September 27, 2003 and September 28, 2002

Condensed consolidated statements of cash flows — Nine months ended September 27, 2003 and September 28, 2002

Notes to unaudited condensed consolidated financial statements — September 27, 2003

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part 2.	Other Information

	Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

	Item 6.	Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets (Unaudited)

	(in thousands, except share data)	Sep 27, 2003	Dec 28, 2002
ASSETS
Current Assets:	Cash and cash equivalents	$10,813	$24,515
	Marketable securities	31,339	27,155
	Receivables, less allowances for doubtful accounts of $4,145 and $4,031, respectively	89,901	83,630
	Inventories:
	Finished products	77,311	78,044
	Work in process	10,273	9,927
	Raw materials	49,894	50,237

		137,478	138,208
	LIFO valuation adjustment	(25,505)	(25,068)

		111,973	113,140
	Other current assets and deferred income taxes	21,415	24,264

	Total Current Assets	265,441	272,704
Property, Plant	Land and improvements	6,282	6,282
and Equipment:	Buildings and improvements	59,023	56,350
	Machinery and equipment	281,364	274,314
	Allowances for depreciation and amortization	(212,058)	(200,279)

	Net Property, Plant and Equipment	134,611	136,667
Other Assets:	Goodwill	62,846	57,158
	Other	5,368	6,232

		$468,266	$472,761

LIABILITIES AND SHAREHOLDERS' EQUITY
Current	Accounts payable	$28,852	$25,289
Liabilities:	Employee compensation	9,209	7,526
	Profit sharing	3,993	5,279
	Accrued warranty costs	6,729	6,625
	Accrued insurance obligations	12,164	13,794
	Other accrued expenses	14,826	12,274
	Income taxes payable	10,958	1,004
	Current maturities of long-term obligations	819	1,890

	Total Current Liabilities	87,550	73,681

Long-Term Obligations		104,468	105,285
Deferred Income Taxes		19,546	19,197

Shareholders' Equity:	Preferred stock, $.10 par value Authorized shares: 5,000,000 Issued and outstanding shares: None
	Common stock, $.10 par value Authorized shares: 150,000,000 Issued shares: 39,919,546 and 39,693,091, respectively	3,993	3,969
	Additional capital	52,073	48,657
	Retained earnings	336,740	331,373
	Accumulated other comprehensive loss	(3,180)	(4,880)
	Treasury stock, at cost 7,131,244 shares and 5,553,633 shares, respectively	(132,924)	(104,521)

	Total Shareholders' Equity	256,702	274,598

		$468,266	$472,761

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings (Unaudited)

		Three Months Ended		Nine Months Ended
(in thousands, except per share data)		Sep 27, 2003	Sep 28, 2002	Sep 27, 2003	Sep 28, 2002
	Net sales	$138,980	$134,890	$414,893	$413,575
	Other income, net	579	448	1,505	872

		139,559	135,338	416,398	414,447
Cost and expenses:	Cost of goods sold	102,154	98,758	302,927	298,917
	Selling and administrative	25,769	26,309	78,328	80,657
	Profit sharing	1,335	1,161	3,992	3,991
	Interest	674	900	2,216	2,637

		129,932	127,128	387,463	386,202

	Earnings before income taxes	9,627	8,210	28,935	28,245
Income taxes		3,562	3,038	10,706	10,451

	Net Earnings	$6,065	$5,172	$18,229	$17,794

	Net earnings per share-basic	$0.19	$0.15	$0.55	$0.52

	Net earnings per share-diluted	$0.18	$0.15	$0.54	$0.51

	Weighted average shares outstanding—basic	32,770	34,113	32,972	34,037

	Weighted average shares outstanding—diluted	33,251	34,652	33,451	34,657

	Dividends declared and paid per common share	$0.13	$0.13	$0.39	$0.39

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(in thousands)	Sep 27, 2003	Sep 28, 2002
Operating activities:
Net earnings	$18,229	$17,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on sales of marketable securities	(441)	(392)
Depreciation	12,512	13,171
Amortization	1,289	1,144
Deferred income taxes	455	3,393
Changes in operating assets and liabilities:
Increase in receivables	(5,293)	(9,771)
Decrease in Inventories	2,711	11,918
Decrease in other current assets	3,629	4,087
Increase in accounts payable	3,128	1,442
Increase in accrued expenses and other liabilities	1,208	59
Increase (decrease) in income taxes payable	9,841	(3,619)
Change in other, net	44	(1,216)

Net cash provided by operating activities	47,312	38,010

Investing activities:
Additions to property, plant and equipment	(9,548)	(6,335)
Marketable securities purchased	(31,828)	(23,310)
Marketable securities sold	27,974	6,405
Acquisitions	(5,831)	0

Net cash used in investing activities	(19,233)	(23,240)

Financing activities:
Additional long-term obligations	0	14,000
Reduction of long-term obligations	(3,895)	(7,266)
Unexpended debt proceeds	0	(1)
Dividends paid	(12,923)	(13,283)
Common stock repurchased	(26,686)	0
Stock option plans	1,723	2,923

Net cash used in financing activities	(41,781)	(3,627)

Net (decrease) increase in cash and cash equivalents	(13,702)	11,143
Beginning cash and cash equivalents	24,515	5,564

Ending cash and cash equivalents	$10,813	$16,707

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2003

Note A Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 28, 2002. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 27, 2003, may not be indicative of the results that may be expected for the fiscal year ending January 3, 2004.

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

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. Net gains (losses) recognized in earnings, related to cash flow hedges, in the third quarter 2003 and 2002 amounted to $193,000 and ($427,000), respectively, and for the first nine months of 2003 and 2002 amounted to $445,000 and ($1,051,000), respectively.

At September 27, 2003, and December 28, 2002, the Company had derivative related balances with a fair value of approximately $949,000 and ($99,000), respectively, recorded in other current assets. The Company had corresponding net after-tax gains (losses) of approximately $683,000 and ($61,000) recorded in accumulated other comprehensive income (loss) at September 27, 2003, and December 28, 2002, respectively. The Company expects that net after-tax gains, totaling approximately $683,000 included in accumulated other comprehensive loss at September 27, 2003, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Comprehensive Income

Total comprehensive income was approximately $6.5 million and $3.6 million for the third quarter of 2003 and 2002, respectively, and was approximately $19.9 million and $18.7 million for the first nine months of 2003 and 2002, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
(in thousands)	Sep 27, 2003	Sep 28, 2002
Net income	$6,065	$5,172
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	175	147
Reclassification adjustment for gains included in net income	(94)	(90)
Net change in current period hedging transactions	357	(1,546)
Foreign currency translation adjustment	11	(87)

Other comprehensive income, net of tax	449	(1,576)

Total comprehensive income	$6,514	$3,596

	Nine Months Ended
(in thousands)	Sep 27, 2003	Sep 28, 2002
Net income	$18,229	$17,794
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	208	320
Reclassification adjustment for gains included in net income	(278)	(247)
Net change in current period hedging transactions	744	436
Foreign currency translation adjustment	1,026	421

Other comprehensive income, net of tax	1,700	930

Total comprehensive income	$19,929	$18,724

Product Warranties

The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves during the nine months ended September 27, 2003, is as follows (in thousands):

Balance at Dec 28, 2002	Charges to Costs and Expenses	Deductions	Balance at Sep 27, 2003
$6,625	$2,125	($2,021)	$6,729

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

	Three Months Ended
	Sep 27, 2003		Sep 28, 2002
(in thousands, except per share data)

Net income, as reported	$6,065		$5,172
Less: Stock-based employee compensation expense determined under fair value method, net of tax effects	(143)		(132)

Pro forma net income	$5,922		$5,040

Earnings per share:	Basic	Diluted	Basic	Diluted
Reported	$0.19	$0.18	$0.15	$0.15
Pro forma	$0.18	$0.18	$0.15	$0.15

	Nine Months Ended
	Sep 27, 2003		Sep 28, 2002
(in thousands, except per share data)

Net income, as reported	$18,229		$17,794
Less: Stock-based employee compensation expense determined under fair value method, net of tax effects	(253)		(435)

Pro forma net income	$17,976		$17,359

Earnings per share:	Basic	Diluted	Basic	Diluted
Reported	$0.55	$0.54	$0.52	$0.51
Pro forma	$0.55	$0.54	$0.51	$0.50

Note B Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
	Sep 27, 2003	Sep 28, 2002
(In thousands, except per share data)

Numerator Reconciliation:
Net earnings	$6,065	$5,172

Denominator Reconciliation:
The denominator for basic EPS:
Weighted average shares	32,770	34,113
Effect of dilutive securities:
Stock options	481	539
The denominator for diluted EPS:

Adjusted weighted average shares	33,251	34,652

Basic earnings per share	$0.19	$0.15

Diluted earnings per share	$0.18	$0.15

	Nine Months Ended
	Sep 27, 2003	Sep 28, 2002
(In thousands, except per share data)

Numerator Reconciliation:
Net earnings	$18,229	$17,794

Denominator Reconciliation:
The denominator for basic EPS:
Weighted average shares	32,972	34,037
Effect of dilutive securities:
Stock options	479	620
The denominator for diluted EPS:

Adjusted weighted average shares	33,451	34,657

Basic earnings per share	$0.55	$0.52

Diluted earnings per share	$0.54	$0.51

Note C Credit Facilities

The Company has a loan agreement (“the facility”) with a bank, which provides the Company up to $70 million of borrowing capacity, which was renewed March 5, 2003. The facility is secured with Company’s trade accounts receivable and matures March 13, 2005. Interest is calculated at a relevant commercial paper rate plus applicable margin. At September 27, 2003, the Company had outstanding borrowings on the facility amounting to $47.1 million at an interest rate of 1.08%.

Note D Stock Repurchase

On February 14, 2003, pursuant to the Company’s stock repurchase plan, the Company repurchased 1.5 million shares of its common stock for cash in the amount of $26.7 million. As of September 27, 2003, the Company had repurchased 5.8 million of the 6.0 million shares authorized for repurchase.

Note E Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2003 will contain 53 weeks. Fiscal year 2002 contained 52 weeks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the third quarter of 2003 increased to $6.1 million or $0.18 per diluted share from $5.2 million or $0.15 per diluted share for the third quarter of 2002. Operating margin for third quarter 2003 improved to 8.0% compared to 7.3% for third quarter 2002. For the nine months ended September 27, 2003, net earnings amounted to $18.2 million compared to $17.8 million for the same period last year and earnings per diluted share amounted to $.54, up 5.9% from $.51 for the same period last year. Share repurchases completed in the first quarter of 2003 accounted for a portion of the improvement in quarterly and year-to-date EPS. Operating margin for the first nine months of 2003 was 8.1% compared to 8.2% in 2002.

Third quarter 2003 versus Third quarter 2002

Net sales of $139.0 million for the third quarter 2003 grew 3.0% from third quarter 2002 net sales of $134.9 million. The continued addition of new business resulted in slightly improved top line results during third quarter 2003. Sales of electric motor products in third quarter 2003 were up 4.1% from third quarter 2002 and comprised 78.4% of total product sales in 2003 compared to 77.7% in 2002. Sales of drives products decreased 7.8% for the quarter when compared to third quarter 2002. Drives products accounted for 16.5% of total product sales in third quarter 2003, compared to 18.4% in third quarter 2002. Sales of generator products increased 32.7% from third quarter 2002 and comprised 5.1% of total product sales this quarter compared to 3.9% in third quarter 2002. Generator sales continue to increase rapidly. This growth is largely attributable to a renewed focus on the importance of standby power and increasing utilization of Baldor’s strong distribution network.

Cost of sales increased to 73.5% of sales for the third quarter 2003 compared to 73.2% in third quarter 2002. The mix of products sold during the third quarter of 2003, including a 32.7% increase in generator products, resulted in increased material costs as a percentage of net sales.

Total selling and administrative expenses decreased from the same period last year and amounted to 18.5% of third quarter 2003 sales compared to 19.5% in third quarter 2002. Combined reductions in freight and warranty expenses amounted to approximately .3% of sales for third quarter 2003 compared to the same period in 2002. The remaining improvement was primarily a result of increased net sales.

Average long-term debt was approximately $1.4 million lower during third quarter 2003 compared to third quarter 2002. The reduced debt levels combined with continued favorable borrowing rates resulted in a decrease in interest expense of approximately $227,000 for third quarter 2003 as compared to third quarter 2002.

Nine months ended September 27, 2003 versus Nine months ended September 28, 2002

Net sales of $414.9 million for the first nine months of 2003 increased slightly from same period last year net sales of $413.6 million. Sales of electric motor products were 1.4% lower than 2002 and comprised 78.0% of total product sales in the first nine months of 2003 compared to 79.4% in 2002. Sales of drives products were down 1.7% for the nine month period when compared to same period of 2002. Drives products accounted for 17.2% of total product sales in the first nine months of 2003, decreasing from 17.6% in 2002. Sales of generator products increased 58.0% from the same period of 2002, comprising 4.8% of total product sales for the first nine months of 2003 compared to 3.06% for the first nine months of 2002. As with the third quarter results, our expansion in the generator market has provided new revenues.

Cost of sales increased to 73.0% of sales for the first nine months of 2003 compared to 72.3% in the first nine months of 2002. The mix of products sold during the first nine months of 2003, including a 58.0% increase in generator products, resulted in increased material costs as a percentage of net sales.

Selling and administrative expenses declined to 18.9% of sales for the first nine months of 2003 compared to 19.5% for the same period in 2002. Combined reductions in freight and warranty expenses amounted to approximately .4% of sales for the first nine months of 2003 when compared to the same period last year.

Reductions in borrowing rates on long-term debt obligations resulted in a decrease in interest expense of approximately $420,000 for the first nine months of 2003 as compared to the same period of 2002.

Liquidity and Capital Resources

For the nine months ended September 27, 2003, net cash flows from operations amounted to $47.3 million, increasing approximately $9.3 million from the same period of 2002. Strong accounts receivable collection and improved accounts payable management accounted for $4.5 million and $1.7 million, respectively, of improvement. There were no other significant fluctuations in the components of net cash flows that were inconsistent with normal balance sheet fluctuations and results of operations. The Company utilized cash flows from operations for the first nine months of 2003 along with a portion of cash and marketable securities held at year-end 2002 to fund property, plant and equipment additions of $9.5 million, pay quarterly dividends to shareholders of $12.9 million, fund the acquisition of Energy Dynamics, Inc. in the amount of $5.8 million, and repurchase 1.5 million shares of the Company’s common stock for $26.7 million.

At September 27, 2003, the Company had working capital of $177.9 million compared to $199.0 million at year-end 2002. The current ratio at September 27, 2003, was 3.0 to 1 compared to 3.7 to 1 at year-end 2002. The decreases in working capital and current ratio were primarily due to cash and marketable securities held at year-end to fund the repurchase of common stock during the first quarter of 2003 and fluctuations in accrued income tax liabilities resulting from the timing of estimated tax payments.

Total long-term debt at September 27, 2003, was $104.5 million compared to $105.3 million at December 28, 2002. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants during all of the periods presented in this report.

The Company’s principal source of liquidity is operating cash flows. Accordingly, the Company is dependent primarily on continued demand for its products and collectibility of receivables from its customers. The Company’s broad base of customers and industries served, as well as its position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on the Company’s sales or collectibility of receivables. As a result, the Company expects that its foreseeable cash needs for operations and capital expenditures will continue to be met through operating cash flows and existing credit facilities.

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

Self-Insurance Liabilities: The Company’s self-insurance programs include primarily product liability, workers’ compensation and health. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claims experience and risk exposure levels for the periods being valued. Adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

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

Forward-looking Statements

This document contains statements that are forward-looking, i.e., not historical facts. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “outlook”, “optimistic”, “trends”, “expect(s)”, “assuming”, “expectations”, “forecasted”, “estimates”, “expected”, “ensure”, “will”, “will not”, “believes”, “could”) are based on the Company’s current expectations and some of them are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) changes in economic conditions, (ii) developments of new initiatives by our competitors in the markets in which we compete, (iii) fluctuations in the costs of select raw materials, (iv) the success in increasing sales and maintaining or improving the operating margins of the Company, and (v) other factors including those identified in the Company’s press releases and other filings made from time-to-time with the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s most recent annual report (as well as the Company’s Form 10-K and other reports filed with the Securities and Exchange Commission) containing a discussion of the Company’s business and of various factors that may affect it.

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

PART 2. OTHER INFORMATION

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

During the third quarter of 2003, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the fair market value on the date of the grant. The total amount of shares granted under the DM Plan is approximately 1% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibit Number	Description

	31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports filed on Form 8-K

The Company furnished a Current Report on Form 8-K dated July 11, 2003, announcing earnings for the three and six months ended June 28, 2003, and attaching a press release related thereto.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY (Registrant)

Date: November 11, 2003	By:	/s/ Ronald E. Tucker
Ronald E. Tucker Chief Financial Officer (on behalf of the Registrant and as Chief Financial Officer)