Form 10-K
period 2004-01-03
BALDOR ELECTRIC CO
filed 2004-03-18
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 01-07284

Baldor Electric Company

Exact name of registrant as specified in its charter

Missouri	43-0168840
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

5711 R. S. Boreham, Jr., St, Fort Smith, Arkansas	72901
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code 479-646-4711

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on June 28, 2003, was $558,079,703.

At March 10, 2004, there were 32,924,728 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended January 3, 2004 (the “2003 Annual Report to Shareholders”), are incorporated by reference into Part II and Part III.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2004 (the “2004 Proxy Statement”), are incorporated by reference into Part III.

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

Products

The AC motor product line presently ranges in size from 1/50 up to 1500 horsepower. The DC motor product line presently ranges from 1/50 through 800 horsepower. The adjustable speed controls product line ranges from 1/50 to 900 horsepower. The Company’s industrial control products include servo products, DC controls, position controls, and inverter and vector drives. With these products, the Company provides its customers the ability to purchase a “drive” from one manufacturer. Baldor defines a “drive” as an industrial motor and an electronic control. The Company’s power generator line ranges from 1.3 kilowatts to 2000 kilowatts. Sales of industrial electric motors represented approximately 78% of the Company’s business in 2003, 79% in 2002, and 81% in 2001. Almost all of the remaining sales were of power generators, drives, speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts.

Baldor’s industrial motors and drives are designed, manufactured, and marketed for general purpose uses (“stock products”) and to individual customer requirements and specifications (“custom products”). Stock products represented approximately 62% of total product sales in 2003 and 65% in each of 2002 and 2001. Most stock product sales are to customers who place their orders for immediate shipment from current inventory. Custom products generally are shipped within two weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.

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

Competition

The Company faces substantial competition in the sale of its products in all markets served. Some of the Company’s competitors are larger in size or are divisions of large diversified companies and have substantially greater financial resources. The Company competes by providing its customers better value through product quality and efficiency and better services, including product availability, shorter lead-times, on-time delivery, local support, product literature, and training.

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

The raw materials necessary for the Company’s manufacturing operations are available from several sources. These materials include steel, copper wire, gray iron castings, aluminum, insulating materials, and diesel engines. Many of these materials are purchased from more than one supplier. The Company believes that alternative sources are available for such materials.

Research and Engineering

The Company’s design and development of electric motors, drives and generators include both the development of products, which extend the product lines, and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to approximately $21,932,000 in 2003, $22,484,000 in 2002, and $24,415,000 in 2001.

Environment

Compliance with laws relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have such an effect.

Employees

As of February 28, 2004, the Company had 3,696 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Operations

Sales from international operations (foreign affiliates and exports) were approximately 15% of total sales in 2003, 14% of total sales in each of the years 2002 and 2001. See also Note I on page 28 of the 2003 Annual Report to Shareholders.

The Company’s products are distributed in more than 60 foreign countries, principally in Canada, Mexico, Europe, Australia, the Far East, and Latin America. Baldor’s wholly-owned affiliate, UK-based Optimised Control Ltd., has sales offices and a development and manufacturing facility in the UK. Baldor and its affiliates in Europe have sales offices in Germany and Switzerland. The Company owns majority interests in Australian Baldor Pty. Limited which has locations in Sydney and Melbourne. The Company wholly owns Baldor Electric (Far East) Pte. Ltd. located in Singapore and Baldor Japan Corporation located in Yokohama, Japan, and has sales offices in Taiwan and the Philippines. The Company also wholly owns Baldor de Mexico, S.A. de C.V. located in Leon, Mexico.

The Company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations, including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a significant effect on the Company’s business.

Access to Filings on Company Website

The Company makes available its Forms 10-K, 10-Q, 8-K, and amendments thereto on its corporate website when filed with the SEC. These filings, along with the Company’s Annual Reports to Shareholders and Proxy Statements, may be viewed online free of charge by accessing the Company’s website at www.baldor.com and selecting the Investor Relations section.

Item 2.	Properties

The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table contains information with respect to the Company’s properties.

LOCATION	PRIMARY USE	AREA (SQ. FT.)
Fort Smith, AR	AC motor production	384,969

	Distribution and service center	208,000

	Administration and engineering offices	79,675

	Aluminum die casting	79,330

	Drives production center	162,000

St. Louis, MO	Metal stamping and engineering toolroom	187,385

Columbus, MS	AC motor production	156,000

Westville, OK	AC and DC motor production	207,250

Fort Mill, SC	DC motor, AC motor, and tachometer production	108,000

Clarksville, AR	Subfractional motor, gear motor, DC motor and worm-gear speed reducer production	*165,735

Ozark, AR	AC motor production	151,783

Five other domestic locations	Metal stamping and motor, drives, and generator production	278,798

Ten foreign locations	Sales and distribution centers and electronic controls production	99,200

		2,268,125

*	This property is leased pursuant to an Industrial Revenue Bond agreement.

The Company also has approximately 350,000 sq. ft. of space available for expansion, currently fully leased to outside firms.

Item 3.	Legal Proceedings

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Information under the captions “Ticker”, “Dividends Paid”, “Common stock price range”, and “Shareholders”, on page 33 of the 2003 Annual Report to Shareholders, is incorporated herein by reference.

During the fourth quarter of 2003, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Managers equaled the fair market value on the date of the grant. The total amount of shares granted under the DM Plan is approximately 1% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 6.	Selected Financial Data

Information concerning net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets for the years ended 1993 through 2003 is contained under the caption “Eleven-Year Summary of Financial Data” on page 16 of the 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 20 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 19 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of the Company and related notes on pages 21 through 30, the “Report of Ernst & Young LLP, Independent Auditors” and “Report of Management on Responsibility for Financial Reporting” on page 31, and the “Summary of Quarterly Results of Operations (unaudited)” on page 22 of the 2003 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

The Company has established and maintains disclosure controls and procedures to ensure that information required to be disclosed is gathered, analyzed and disclosed in its reports filed pursuant to the Securities and Exchange Act of 1934. The Company’s principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report under the supervision and with participation of the Company’s management, that the Company’s disclosure controls and procedures are effective. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information contained in the 2004 Proxy Statement under the captions “Proposal 1 - Election of Directors”, “Code of Ethics”, “Statement of Audit Committee Member Independence and Financial Expertise”, and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

Name	Age	Position	Served as Officer Since
Roland S. Boreham, Jr.	79	Chairman	1961

John A. McFarland	52	President and Chief Executive Officer	1990

Ronald E. Tucker	46	Chief Financial Officer and Secretary	1997

Randall P. Breaux	41	Vice President – Marketing	2001

Roger V. Bullock	54	Vice President – Drives	2002

Randy L. Colip	45	Vice President – Sales	1997

Charles H. Cramer	59	Vice President – Human Resources	1984

Gene J. Hagedorn	57	Vice President – Materials	1994

Jeffrey R. Hubert	50	Vice President – Sales	2002

Terry B. King	43	Vice President – Linear Motors & Generators	2003

Tracy L. Long	38	Treasurer and Assistant Secretary	2003

Randal G. Waltman	54	Vice President – Operations	1997

Each of the executive officers has served as an officer or in a management capacity with the Company for the last five years except for Jeffrey R. Hubert. Mr. Hubert joined Baldor in July 2001 as the Company’s Director of Business Development. Prior to joining Baldor, Mr. Hubert spent 15 years in the motor business in various areas of sales, marketing, customer service, and application engineering. There are no family relationships among the directors or executive officers.

Item 11.	Executive Compensation

Information contained in the 2004 Proxy Statement under the caption “Executive Compensation”, except for the information contained in the sub-captions “Board Report on Executive Compensation” and “Performance Graph”, is incorporated herein by reference. Information contained in the 2004 Proxy Statement under the caption “Proposal 1 – Election of Directors” paragraph headed “Director Compensation” is also incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership by officers, directors, and beneficial owners of more than five percent of the Company’s Common Stock included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2004 Proxy Statement is incorporated herein by reference.

Information about equity compensation plans not approved by security holders contained in the 2003 Annual Report to Shareholders under the caption “Note K Stock Plans” is incorporated herein by reference. The following table contains information regarding the number of shares of common stock that may be issued pursuant to the Company’s equity compensation plans as of January 3, 2004.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	2,393,892	$17.85	1,343,407
Equity compensation plans not approved by security holders	97,295	$21.44	122,941

Total	2,491,187	$17.99	1,466,348

Item 13.	Certain Relationships and Related Transactions

Richard E. Jaudes, a member of the Board of Directors of the Company, is also a partner at Thompson Coburn LLP, a law firm that provides legal counsel to the Company. R. L. Qualls, also a member of the Board of Directors of the Company, provided management consulting services for Baldor during fiscal year 2003 for which he was paid $48,000. These consulting services were provided on as as-needed basis and there was no formal arrangement between Dr. Qualls and Baldor as to the terms of the consulting services.

Item 14.	Principal Accountant Fees and Services

Information contained in the 2004 Proxy Statement under the caption “Independent Auditors” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	The following consolidated financial statements of Baldor Electric Company and its affiliates, included in the 2003 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

•	Consolidated Balance Sheets - January 3, 2004 and December 28, 2002

•	Consolidated Statements of Earnings - for each of the three years in the period ended January 3, 2004

•	Consolidated Statements of Cash Flows - for each of the three years in the period ended January 3, 2004

•	Consolidated Statements of Shareholders’ Equity - for each of the three years in the period ended January 3, 2004

•	Notes to Consolidated Financial Statements

(2)	The following consolidated financial statement schedule of Baldor Electric Company and its affiliates is included in Item 14(d) of this Report:

•	Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable.

(3)	See Exhibit Index at page 14 of this Report.

(b)	Reports on Form 8-K

None

(c)	Exhibits

See Exhibit Index at page 14 of this Report.

(d)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this Report at page 13 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDOR ELECTRIC COMPANY
(Registrant)

By	/s/ JOHN A. MCFARLAND

John A. McFarland President and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2004

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

SIGNATURE PAGE FOR FORM 10-K FOR YEAR ENDED JANUARY 3, 2004.

Signature	Title	Date

/s/ R. S. BOREHAM, JR. R. S. Boreham, Jr.	Chairman and Director	March 18, 2004

/s/ JOHN A. MCFARLAND John A. McFarland	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 18, 2004

/s/ RONALD E. TUCKER Ronald E. Tucker	Chief Financial Officer and Secretary (Principal Financial Officer) (Principal Accounting Officer)	March 18, 2004

/s/ JEFFERSON W. ASHER, JR. Jefferson W. Asher, Jr.	Director	March 18, 2004

/s/ MERLIN J. AUGUSTINE, JR. Merlin J. Augustine, Jr.	Director	March 18, 2004

/s/ RICHARD E. JAUDES Richard E. Jaudes	Director	March 18, 2004

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 18, 2004

/s/ ROBERT L. PROOST Robert L. Proost	Director	March 18, 2004

/s/ R. L. QUALLS R. L. Qualls	Director	March 18, 2004

/s/ BARRY K. ROGSTAD Barry K. Rogstad	Director	March 18, 2004

BALDOR ELECTRIC COMPANY AND AFFILIATES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts

Deducted from current assets:
Allowance for doubtful accounts
2003	$4,031	$450		$611	(A)	$3,870
2002	$4,600	$1,386		$1,955	(A)	$4,031
2001	$4,600	$1,043		$1,043	(A)	$4,600

(A)	Uncollectible accounts written off (net of recoveries) during year.

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.	Description

3(i) *	Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as Exhibit 3(i) to the Registrant’s Current Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii) *	Bylaws of Baldor Electric Company (as restated and amended), dated August 2, 1999, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.

4(i) *	Rights Agreement, dated May 6, 1998, between Baldor Electric Company and Wachovia Bank of North Carolina, N.A. (formerly Wachovia Bank & Trust Company, N.A.), as Rights Agent, originally filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K dated May 13, 1988, and refiled as Exhibit 4(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

4(ii) *	Amendment Number 1 to the Rights Agreement, dated February 5, 1996, filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A/A dated March 21, 1996.

4(iii) *	Amendment Number 2 to the Rights Agreement, dated June 1, 1999, filed as Exhibit 4(i)(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

10(ii) * †	Officers Compensation Plan, originally filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 1988, and refiled as Exhibit 10(iii)(A)(2) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(iii) * †	1987 Incentive Stock Plan, originally filed as Appendix A to Registrant’s Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(iv) * †	1989 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(v) * †	1994 Incentive Stock Option Plan, as restated and amended at the Company’s Annual Meeting on May 2, 1998, filed as Exhibit 10(iii)A.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

(continued on next page)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

(continued from previous page)

Exhibit No.	Description

10(vi) * †	1996 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(vii) * †	Stock Option Plan for Non-Employee Directors, as approved by the Company’s Board of Directors on February 5, 2001, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

11	Computation of Earnings Per Share, incorporated by reference in Note J of the 2003 Annual Report to Shareholders filed as Exhibit 13.

13	Portions of the 2003 Annual Report to Shareholders. The Annual Report is being filed as an exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the Annual Report not specifically incorporated are not deemed “filed” for the purposes of the Securities Exchange Act of 1934, as amended.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney (set forth on signature page hereto).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Not applicable

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of the holders of long-term debt of the Registrant and its consolidated affiliates.

*	Previously filed.

†	Management contract or compensatory plan or arrangement.