Form 10-Q
period 2004-04-03
BALDOR ELECTRIC CO
filed 2004-05-12
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 01-07284

Baldor Electric Company

Exact name of registrant as specified in its charter

Missouri	43-0168840
State or other jurisdiction of incorporation	IRS Employer Identification No

5711 R. S. Boreham Jr, St Fort Smith, Arkansas	72901
Address of principal executive offices	Zip Code

479-646-4711

Registrant’s telephone number, including area code

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

At April 3, 2004, there were 32,926,518 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	Apr 3, 2004	Jan 3, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$8,218	$10,635
Marketable securities	41,562	36,654
Receivables, less allowances for doubtful accounts of $3,870	96,929	83,200
Inventories:
Finished products	77,101	73,668
Work in process	11,680	10,721
Raw materials	49,718	51,295

	138,499	135,684
LIFO valuation adjustment	(24,232)	(23,561)

	114,267	112,123
Prepaid expenses	4,058	3,703
Other current assets and deferred income taxes	23,039	28,578

Total Current Assets	288,073	274,893
Property, Plant and Equipment:
Land and improvements	6,287	6,287
Buildings and improvements	59,570	59,530
Machinery and equipment	289,058	286,629
Allowances for depreciation and amortization	(221,110)	(216,812)

Net Property, Plant and Equipment	133,805	135,634
Other Assets:
Goodwill	62,845	62,845
Other	3,526	3,583

	$488,249	$476,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,303	$28,966
Employee compensation	9,107	6,820
Profit sharing	1,560	5,436
Accrued warranty costs	6,625	6,625
Accrued insurance obligations	11,918	12,515
Dividends payable	0	4,595
Other accrued expenses	8,127	7,494
Income taxes payable	10,465	4,821
Current maturities of long-term obligations	25,819	25,819

Total Current Liabilities	111,924	103,091
Long-Term Obligations	79,462	79,465
Deferred Income Taxes	31,537	32,911

Shareholders’ Equity:
Preferred stock, $.10 par value
Authorized shares: 5,000,000
Issued and outstanding shares: None
Common stock, $.10 par value
Authorized shares: 150,000,000
Issued shares: April 3, 2004 - 40,196,071;	4,021	4,002
January 3, 2004 - 40,018,261
Additional capital	56,833	53,683
Retained earnings	341,526	338,696
Accumulated other comprehensive loss	(911)	(675)
Treasury stock, at cost: April 3, 2004 - 7,269,553; January 3, 2004 - 7,188,523	(136,143)	(134,218)

Total Shareholders’ Equity	265,326	261,488

	$488,249	$476,955

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
(in thousands, except per share data)	Apr 3, 2004	Mar 29, 2003
Net sales	$152,823	$137,389
Other income, net	505	452

	153,328	137,841
Cost and expenses:
Cost of goods sold	110,635	100,010
Selling and administrative	28,555	25,852
Profit sharing	1,560	1,352
Interest	773	823

	141,523	128,037

Earnings before income taxes	11,805	9,804
Income taxes	4,365	3,639

Net Earnings	$7,440	$6,165

Net earnings per share-basic	$0.23	$0.18

Net earnings per share-diluted	$0.22	$0.18

Weighted average shares outstanding-basic	32,902	33,428

Weighted average shares outstanding-diluted	33,439	33,882

Dividends declared and paid per common share	$0.14	$0.13

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(in thousands)	Apr 3, 2004	Mar 29, 2003
Operating activities:
Net earnings	$7,440	$6,165
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on sales of marketable securities	0	(195)
Depreciation	4,381	4,102
Amortization	468	430
Deferred income taxes	(1,319)	(481)
Changes in operating assets and liabilities:
Increase in receivables	(13,729)	(4,527)
Increase in inventories	(2,144)	(2,797)
Decrease in other current assets	4,833	4,721
Increase in accounts payable	9,337	5,387
Decrease in accrued expenses and other liabilities	(6,148)	(2,179)
Increase in income taxes payable	5,644	4,143
Change in other, net	(717)	1,320

Net cash provided by operating activities	8,046	16,089

Investing activities:
Additions to property, plant and equipment	(2,499)	(2,477)
Marketable securities purchased	(7,733)	(6,577)
Marketable securities sold	3,138	18,190
Acquisitions	0	(5,551)

Net cash (used in) provided by investing activities	(7,094)	3,585

Financing activities:
Reduction of long-term obligations	(3)	0
Unexpended debt proceeds	0	(1)
Dividends paid	(4,609)	(4,247)
Common stock repurchased	0	(26,686)
Stock option plans	1,243	385

Net cash used in financing activities	(3,369)	(30,549)

Net decrease in cash and cash equivalents	(2,417)	(10,875)
Beginning cash and cash equivalents	10,635	24,515

Ending cash and cash equivalents	$8,218	$13,640

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

April 3, 2004

NOTE A - Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 3, 2004, may not be indicative of the results that may be expected for the fiscal year ending January 1, 2005.

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

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. Net (reductions) increases in cost of sales, related to cash flow hedges, in the first quarter 2004 and 2003 amounted to approximately ($2,295,000) and $82,300, respectively.

At April 3, 2004, and January 3, 2004, the Company had derivative related balances with a fair value of approximately $1,941,000 and $2,426,000, respectively, recorded in other current assets. The Company had corresponding net after-tax gains of approximately $1,184,000 and $1,500,000 recorded in accumulated other comprehensive income (loss) at April 3, 2004, and January 3, 2004, respectively. The Company expects that net after-tax gains, totaling approximately $1,184,000 included in accumulated other comprehensive income (loss) at April 3, 2004, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Comprehensive Income

Total comprehensive income was approximately $7.2 million and $6.5 million for the first quarter of 2004 and 2003, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
(in thousands)	Apr 3, 2004	Mar 29, 2003
Net income	$7,440	$6,165
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	197	49
Reclassification adjustment for gains included in net income	0	(123)
Net change in current period hedging transactions	(296)	240
Foreign currency translation adjustment	(137)	140

Other comprehensive income, net of tax	(236)	306

Total comprehensive income	$7,204	$6,471

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

	Three Months Ended
(in thousands, except per share data)	Apr 3, 2004	Mar 29, 2003
Net income, as reported	$7,440	$6,165
Less: Stock-based employee compensation expense determined under fair value method, net of tax effects	(98)	(37)

Pro forma net income	$7,342	$6,128

	Basic	Diluted	Basic	Diluted
Earnings per share:
Reported	$0.23	$0.22	$0.18	$0.18
Pro forma	$0.22	$0.22	$0.18	$0.18

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2004 will contain 52 weeks. Fiscal year 2003 contained 53 weeks.

Product Warranties

The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves during the three months ended April 3, 2004, is as follows (in thousands):

Balance at Jan 3, 2004	Charges to Costs and Expenses	Deductions	Balance at Apr 3, 2004
$ 6,625	$518	$(518)	$6,625

NOTE B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
(In thousands, except per share data)	Apr 3, 2004	Mar 29, 2003
Numerator Reconciliation:
Net earnings	$7,440	$6,165

Denominator Reconciliation:
The denominator for basic EPS:
Weighted average shares	32,902	33,428
Effect of dilutive securities:
Stock options	538	454

The denominator for diluted EPS:
Adjusted weighted average shares	33,440	33,882

Basic earnings per share	$0.23	$0.18

Diluted earnings per share	$0.22	$0.18

NOTE C - Credit Facilities

The Company has a loan agreement (“the facility”) with a bank, providing the Company up to $60 million of borrowing capacity, which was renewed March 5, 2004. The facility is secured with the Company’s trade accounts receivable and matures January 31, 2007. Interest is calculated at a relevant commercial paper rate plus applicable margin. At April 3, 2004, the Company had outstanding borrowings on the facility amounting to $47 million at an interest rate of 1.08%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the first quarter of 2004 increased to $7.4 million or $0.22 per diluted share from $6.2 million or $0.18 per diluted share for the first quarter of 2003. Operating margin for first quarter 2004 improved to 8.9% compared to 8.4% for first quarter 2003.

First quarter 2004 versus First quarter 2003

Net sales of $152.8 million for the first quarter 2004 grew 11.2% from first quarter 2003 net sales of $137.4 million. Sales of electric motor products in first quarter 2004 were up 10.8% from first quarter 2003 and comprised 76.8% of total product sales in 2004 compared to 77.4% in 2003. Sales of drives products increased 10.0% for the quarter when compared to first quarter 2003. Drives products accounted for 17.6% of total product sales in first quarter 2004, compared to 17.8% in first quarter 2003. Sales of generator products increased 30.5% from first quarter 2003 and comprised 5.6% of total product sales this quarter compared to 4.8% in first quarter 2003.

Cost of sales amounted to 72.4% of sales for the first quarter 2004 compared to 72.8% in first quarter 2003. The modest improvement in cost of sales resulted primarily from increased sales volume. Raw material prices increased through the first quarter of 2004 at a pace greater than originally anticipated. The Company instituted a price increase on March 1, 2004 and will implement an additional price increase on June 1, 2004. To minimize the impact on our customers, the Company is aggressively reviewing product designs to identify opportunities to use less material, without sacrificing quality.

Total selling and administrative expenses decreased from the same period last year and amounted to 18.7% of first quarter 2004 sales compared to 18.8% in first quarter 2003. Combined reductions in freight and warranty expenses amounted to approximately 0.8% of sales for first quarter 2004 when compared to the same period in 2003. Advertising and promotional expenses increased by approximately 0.4% of net sales in first quarter 2004 as compared to first quarter 2003.

Liquidity and Capital Resources

For the three months ended April 3, 2004, net cash flows from operations amounted to $8.0 million, a decrease of $8.0 million from the same period of 2003. As a result of the 11.2% increase in net sales, customer accounts receivables increased $13.7 million during first quarter 2004 compared to an increase of $4.5 million during first quarter 2003. This was a normal fluctuation relative to the increase in net sales and subsequent collection of these receivables will result in increased operating cash flows from receivables in the second quarter. There were no other significant fluctuations in the components of net cash flows that were inconsistent with normal balance sheet fluctuations and results of operations. The Company utilized a portion of cash flows from operations to fund property, plant and equipment additions of approximately $2.5 million in both first quarter 2004 and first quarter 2003. In addition, dividends were paid to shareholders amounting to $4.6 million and $4.2 million during first quarter 2004 and 2003, respectively. During first quarter 2003, the Company repurchased 1.5 million shares of common stock for $26.7 million.

Total long-term debt, including amounts classified as current maturities, was $105.3 million at April 3, 2004 and January 3, 2004. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants during all of the periods presented in this report.

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

The Company has established and maintains disclosure controls and procedures to ensure that information required to be disclosed is gathered, analyzed and disclosed in its reports filed pursuant to the Securities and Exchange Act of 1934. The Company’s principal executive officer and principal financial officer have concluded, based on their most recent evaluation under the supervision and with participation of the Company’s management, that the Company’s disclosure controls and procedures are effective as of the end of the periods covered by this report. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the first quarter of 2004, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the fair market value on the date of the grant. The total amount of shares granted under the DM Plan is approximately 1% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

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

BALDOR ELECTRIC COMPANY (Registrant)

Date: May 12, 2004	By:	/s/ Ronald E. Tucker
Ronald E. Tucker Chief Financial Officer (on behalf of the Registrant and as Chief Financial Officer)