Form 10-Q
period 2004-07-03
BALDOR ELECTRIC CO
filed 2004-08-10
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

N/A

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

At July 3, 2004, there were 32,942,290 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	Jul 3, 2004	Jan 3, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,926	$10,635
Marketable securities	41,155	36,654
Receivables, less allowance for doubtful accounts of $3,870	104,181	83,200
Inventories:
Finished products	81,543	73,668
Work in process	11,216	10,721
Raw materials	51,341	51,295

	144,100	135,684
LIFO valuation adjustment	(25,869)	(23,561)

	118,231	112,123
Prepaid expenses	3,005	3,703
Other current assets and deferred income taxes	21,254	28,578

Total Current Assets	295,752	274,893
Property, Plant and Equipment:
Land and improvements	6,287	6,287
Buildings and improvements	59,560	59,530
Machinery and equipment	291,885	286,629
Allowances for depreciation and amortization	(224,377)	(216,812)

Net Property, Plant and Equipment	133,355	135,634
Other Assets:
Goodwill	62,845	62,845
Other	2,128	3,583

	$494,080	$476,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,730	$28,966
Employee compensation	8,849	6,820
Profit sharing	3,316	5,436
Accrued warranty costs	6,625	6,625
Accrued insurance obligations	12,506	12,515
Dividends payable	0	4,595
Other accrued expenses	7,242	7,494
Income taxes payable	10,514	4,821
Current maturities of long-term obligations	25,054	25,819

Total Current Liabilities	115,836	103,091

Long-Term Obligations	79,465	79,465
Deferred Income Taxes	31,199	32,911

Shareholders’ Equity:
Preferred stock, $.10 par value
Authorized shares: 5,000,000
Issued and outstanding shares: None
Common stock, $.10 par value
Authorized shares: 150,000,000
Issued shares: July 3, 2004 - 40,215,287;	4,023	4,002
January 3, 2004 - 40,018,261
Additional capital	57,201	53,683
Retained earnings	345,388	338,696
Accumulated other comprehensive loss	(2,808)	(675)
Treasury stock, at cost: July 3, 2004 - 7,272,997;
January 3, 2004 - 7,188,523	(136,224)	(134,218)

Total Shareholders’ Equity	267,580	261,488

	$494,080	$476,955

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	Jul 3, 2004	Jun 28, 2003	Jul 3, 2004	Jun 28, 2003
Net sales	$163,695	$138,523	$316,518	$275,912
Cost of goods sold	119,079	100,763	229,714	200,773

Gross Margin	44,616	37,760	86,804	75,139

Selling and administrative	29,142	26,706	57,697	52,558

Operating Margin	15,474	11,054	29,107	22,581

Other income	443	475	947	927
Profit sharing expense	1,756	1,305	3,316	2,657
Interest expense	710	720	1,482	1,543

Earnings before income taxes	13,451	9,504	25,256	19,308
Income taxes	4,979	3,505	9,345	7,144

Net Earnings	$8,472	$5,999	$15,911	$12,164

Net earnings per share-basic	$0.26	$0.18	$0.48	$0.37

Net earnings per share-diluted	$0.25	$0.18	$0.48	$0.36

Weighted average shares outstanding-basic	32,933	32,718	32,917	33,073

Weighted average shares outstanding-diluted	33,427	33,253	33,432	33,556

Dividends declared and paid per common share	$0.14	$0.13	$0.28	$0.26

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(in thousands)	Jul 3, 2004	Jun 28, 2003
Operating activities:
Net earnings	$15,911	$12,164
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (gains) on sales of marketable securities	2	(292)
Depreciation	8,698	8,208
Amortization	863	860
Deferred income taxes	(2,015)	45
Changes in operating assets and liabilities:
Increase in receivables	(20,981)	(4,780)
(Increase) decrease in inventories	(6,108)	342
Decrease in other current assets	6,919	4,505
(Increase) decrease in other assets, net	(189)	2,450
Increase in accounts payable	12,764	158
Decrease in accrued expenses and other liabilities	(4,947)	(2,124)
Increase in income taxes payable	5,693	6,785

Net cash provided by operating activities	16,610	28,321

Investing activities:
Additions to property, plant and equipment	(6,109)	(6,601)
Marketable securities purchased	(13,918)	(15,134)
Marketable securities sold	8,765	26,251
Acquisitions	0	(5,831)

Net cash used in investing activities	(11,262)	(1,315)

Financing activities:
Reduction of long-term obligations	(765)	(2,728)
Unexpended debt proceeds	396	0
Dividends paid	(9,221)	(8,503)
Common stock repurchased	0	(26,686)
Stock option plans	1,533	1,359

Net cash used in financing activities	(8,057)	(36,558)

Net decrease in cash and cash equivalents	(2,709)	(9,552)
Beginning cash and cash equivalents	10,635	24,515

Ending cash and cash equivalents	$7,926	$14,963

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

July 3, 2004

NOTE A - Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended July 3, 2004, may not be indicative of the results that may be expected for the fiscal year ending January 1, 2005.

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

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. Net (reductions) increases recognized in cost of sales, related to cash flow hedges, in the second quarter 2004 and 2003 amounted to approximately ($1,385,000) and $170,000, respectively, and for the first six months of 2004 and 2003 amounted to ($3,679,000) and $252,000, respectively.

At July 3, 2004, and January 3, 2004, the Company had derivative related balances with a fair value of approximately $125,000 and $2,426,000, respectively, recorded in other current assets. The Company had corresponding net after-tax gains of approximately $77,000 and $1,500,000 recorded in accumulated other comprehensive income (loss) at July 3, 2004, and January 3, 2004, respectively. The Company expects that net after-tax gains, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Segment Reporting

The Company has only one reportable segment; therefore, the condensed consolidated financial statements reflect segment information.

Comprehensive Income

Total comprehensive income was approximately $6.6 million and $6.9 million for the second quarter of 2004 and 2003, respectively, and was approximately $13.8 million and $13.4 million for the first six months of 2004 and 2003, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
(in thousands)	Jul 3, 2004	Jun 28, 2003
Net income	$8,472	$5,999
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(609)	(17)
Reclassification adjustment for (gains) losses included in net income	1	(60)
Net change in current period hedging transactions	(1,107)	147
Foreign currency translation adjustment	(182)	875

Other comprehensive income (loss), net of tax	(1,897)	945

Total comprehensive income	$6,575	$6,944

	Six Months Ended
(in thousands)	Jul 3, 2004	Jun 28, 2003
Net income	$15,911	$12,164
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(412)	33
Reclassification adjustment for (gains) losses included in net income	1	(184)
Net change in current period hedging transactions	(1,403)	387
Foreign currency translation adjustment	(319)	1,015

Other comprehensive income (loss), net of tax	(2,133)	1,251

Total comprehensive income	$13,778	$13,415

Product Warranties

The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves during the six months ended July 3, 2004, is as follows (in thousands):

Balance at Jan 3, 2004	Charges to Costs and Expenses	Deductions	Balance at Jul 3, 2004
$6,625	$1,122	($1,122)	$6,625

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

	Three Months Ended
(in thousands, except per share data)	Jul 3, 2004	Jun 28, 2003
Net income, as reported	$8,472	$5,999
Less: Stock-based employee compensation expense determined under fair value method, net of tax effects	(146)	(72)

Pro forma net income	$8,326	$5,927

	Basic	Diluted	Basic	Diluted
Earnings per share:
Reported	$0.26	$0.25	$0.18	$0.18
Pro forma	$0.25	$0.25	$0.18	$0.18

	Six Months Ended
(in thousands, except per share data)	Jul 3, 2004	Jun 28, 2003
Net income, as reported	$15,911	$12,164
Less: Stock-based employee compensation expense determined under fair value method, net of tax effects	(243)	(109)

Pro forma net income	$15,668	$12,055

	Basic	Diluted	Basic	Diluted
Earnings per share:
Reported	$0.48	$0.48	$0.37	$0.36
Pro forma	$0.48	$0.47	$0.36	$0.36

NOTE B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
(In thousands, except per share data)	Jul 3, 2004	Jun 28,2003
Numerator Reconciliation:
Net earnings	$8,472	$5,999

Denominator Reconciliation:
The denominator for basic EPS:
Weighted average shares	32,933	32,718
Effect of dilutive securities:
Stock options	494	535
The denominator for diluted EPS:

Adjusted weighted average shares	33,427	33,253

Basic earnings per share	$0.26	$0.18

Diluted earnings per share	$0.25	$0.18

	Six Months Ended
(In thousands, except per share data)	Jul 3, 2004	Jun 28, 2003
Numerator Reconciliation:
Net earnings	$15,911	$12,164

Denominator Reconciliation:
The denominator for basic EPS:
Weighted average shares	32,917	33,073
Effect of dilutive securities:
Stock options	515	483
The denominator for diluted EPS:

Adjusted weighted average shares	33,432	33,556

Basic earnings per share	$0.48	$0.37

Diluted earnings per share	$0.48	$0.36

NOTE C - Credit Facilities

The Company has a loan agreement (“the facility”) with a bank, which provides the Company up to $60 million of borrowing capacity, which was renewed March 5, 2004. The facility is secured with Company’s trade accounts receivable and matures January 31, 2007. Interest is calculated at a relevant commercial paper rate plus applicable margin. At July 3, 2004, the Company had outstanding borrowings on the facility amounting to $47 million at an interest rate of 1.19%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the second quarter of 2004 increased to $8.5 million or $0.25 per diluted share from $6.0 million or $0.18 per diluted share for the second quarter of 2003. Operating margin for second quarter 2004 improved to 9.5% compared to 8.0% for second quarter 2003.

Second Quarter 2004 versus Second Quarter 2003

Net sales of $163.7 million for second quarter 2004 grew 18.2% from second quarter 2003 net sales of $138.5 million. Sales of electric motor products in second quarter 2004 were up 15.2% from second quarter 2003 and comprised 76.2% of total product sales in 2004 compared to 78.2% in 2003. Sales of drives products increased 15.6% for the quarter when compared to second quarter 2003. Drives products accounted for 16.9% of total product sales in second quarter 2004, compared to 17.3% in second quarter 2003. Sales of generator products increased 79.8% from second quarter 2003 and comprised 6.9% of total product sales this quarter compared to 4.5% in second quarter 2003.

Cost of sales amounted to 72.7% of sales for second quarter 2004 and 2003. Manufacturing costs, benefiting from better productivity and increased sales volume, decreased as a percent of sales. These improvements helped to mitigate increased materials costs. Continued increases in raw material prices resulted in increased materials costs as a percentage of sales. The Company instituted a price increase on June 1, 2004, that helped to offset the increase in materials prices during the last month of the quarter.

Selling and administrative expenses amounted to 17.8% of sales for second quarter 2004, decreasing from 19.3% for the same period last year. Freight and warranty expenses continued to improve as a percentage of sales, decreasing by approximately 0.6% of sales for second quarter 2004 compared to second quarter 2003. Administrative expenses were $207,000 lower for second quarter 2004 compared to the same period in 2003. Reductions occurred in equipment rental expense and repairs and maintenance.

Six Months Ended July 3, 2004 versus Six Months Ended June 28, 2003

Net sales increased 14.7% to $316.5 million for the first six months of 2004 compared to $275.9 million in the first six months of 2003. Sales of electric motor products in the first half of 2004 were up 12.8% from the same period in 2003 and comprised 76.5% of total product sales in 2004 compared to 77.8% in 2003. Sales of drives products also grew 12.8% for the first half of 2004 when compared to the same period of 2003. Drives products accounted for 17.3% of total product sales in the first six months of 2004, compared to 17.6% in the first half of 2003. Sales of generator products were up 54.6% from first half 2003 and comprised 6.2% of total product sales, compared to 4.6% in 2003.

Cost of sales improved to 72.6% for the first six months of 2004, from 72.8% during the same period of 2003. Improvements in manufacturing costs resulting from increased productivity and higher sales volume helped to overcome the effects of increased materials costs.

Selling and administrative expenses amounted to 18.2% of sales for the six months ended July 3, 2004, declining from 19.0% for the six months ended June 28, 2003. Freight and warranty costs as a percentage of sales were 0.6% lower in 2004 than in 2003. Increased sales provided greater leverage over administrative overhead costs and accounted for the remainder of improvement.

Liquidity and Capital Resources

For the six months ended July 3, 2004, net cash flows from operations amounted to $16.6 million, a decrease of $11.7 million from the same period of 2003. As a result of the 14.7% increase in net sales, customer accounts receivables increased $21.0 million during the first six months of 2004 compared to an increase of $4.8 million in the first six months of 2003. There were no other significant fluctuations in the components of net cash flows that were inconsistent with normal balance sheet fluctuations and results of operations. The Company utilized a portion of cash flows from operations to fund property, plant and equipment additions of approximately $6.1 million during the first half of 2004 and $6.6 million in the first half of 2003. In addition, dividends were paid to shareholders amounting to $9.2 million and $8.5 million during the first six months of 2004 and 2003, respectively. During second quarter 2003, the Company repurchased 1.5 million shares of common stock for $26.7 million.

Total long-term debt, including amounts classified as current maturities, was $104.5 million at July 3, 2004, down slightly from $105.3 million at January 3, 2004. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants during all of the periods presented in this report. The Company’s principal source of liquidity is operating cash flows. Accordingly, the Company is dependent primarily on continued demand for its products and collectibility of receivables from its customers. The Company’s broad base of customers and industries served, as well as its position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on the Company’s sales or collectibility of receivables. As a result, the Company expects that its foreseeable cash needs for operations and capital expenditures will continue to be met through operating cash flows and existing credit facilities.

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

Forward-looking Statements

This document contains statements that are forward-looking, i.e., not historical facts. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “ensure”, “will”, “expects”, “estimates”, “could”, “believes”, “would”, “may”, “estimated”, “future”) are based on the Company’s current expectations and some of them are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) changes in economic conditions, (ii) developments of new initiatives by our competitors in the markets in which we compete, (iii) fluctuations in the costs of select raw materials, (iv) the success in increasing sales and maintaining or improving the operating margins of the Company, and (v) other factors including those identified in the Company’s press releases and other filings made from time-to-time with the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s most recent annual report (as well as the Company’s Form 10-K and other reports filed with the Securities and Exchange Commission) containing a discussion of the Company’s business and of various factors that may affect it.

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

Item 4. Controls and Procedures

The Company has established and maintains disclosure controls and procedures to ensure that information required to be disclosed is gathered, analyzed and disclosed in its reports filed pursuant to the Securities and Exchange Act of 1934. The Company’s principal executive officer and principal financial officer have concluded, based on their most recent evaluation under the supervision and with participation of the Company’s management, that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. In addition, there have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the second quarter of 2004, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the fair market value on the date of the grant. The total amount of shares granted under the DM Plan is approximately 1% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on April 24, 2004, at which shareholders voted on one proposal. Proposal I was the election of three Directors to the Company’s Board of Directors for terms expiring in 2007. The following is a list of the Board’s slate of nominees (who were the only nominees) each of whom were elected and the results of shareholder voting on Proposal I:

Proposal I	Votes For	Votes Withheld	Abstentions and Broker Non-votes
R. S. Boreham, Jr.	28,293,925	893,456	0
R. L. Qualls	24,509,377	4,678,004	0
Barry K. Rogstad	28,151,288	1,036,093	0

The remaining board members are listed below and each is expected to serve out his respective term:

Jefferson W. Asher, Jr.	Richard E. Jaudes	Robert J. Messey
Merlin J. Augustine, Jr.	John A. McFarland	Robert L. Proost

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibit Number	Description
	31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY
(Registrant)

Date: August 10, 2004	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
Chief Financial Officer
(on behalf of the Registrant and as Chief Financial Officer)