Form 10-Q
period 2004-10-02
BALDOR ELECTRIC CO
filed 2004-11-12
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

At October 30, 2004, there were 32,985,506 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	Oct 2, 2004	Jan 3, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$13,744	$10,635
Marketable securities	37,991	36,654
Receivables, less allowance for doubtful accounts of $3,659 and $3,870, respectively	107,408	83,200
Inventories:
Finished products	81,352	73,668
Work in process	13,463	10,721
Raw materials	57,323	51,295

	152,138	135,684
LIFO valuation adjustment	(31,507)	(23,561)

	120,631	112,123
Prepaid expenses	2,679	3,703
Other current assets and deferred income taxes	24,234	28,578

Total Current Assets	306,687	274,893
Property, Plant and Equipment:
Land and improvements	6,126	6,287
Buildings and improvements	59,608	59,530
Machinery and equipment	293,983	286,629
Allowances for depreciation and amortization	(228,123)	(216,812)

Net Property, Plant and Equipment	131,594	135,634
Other Assets:
Goodwill	62,785	62,845
Other	2,786	3,583

	$503,852	$476,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,642	$28,966
Employee compensation	9,218	6,820
Profit sharing	5,160	5,436
Accrued warranty costs	6,625	6,625
Accrued insurance obligations	11,712	12,515
Dividends payable	0	4,595
Other accrued expenses	7,155	7,494
Income taxes payable	12,660	4,821
Current maturities of long-term obligations	15,002	25,819

Total Current Liabilities	108,174	103,091

Long-Term Obligations	89,025	79,465
Deferred Income Taxes	33,457	32,911

Shareholders’ Equity:
Preferred stock, $.10 par value
Authorized shares: 5,000,000
Issued and outstanding shares: None
Common stock, $.10 par value
Authorized shares: 150,000,000
Issued shares: October 2, 2004 - 40,242,650;	4,024	4,002
January 3, 2004 - 40,018,261
Additional capital	57,672	53,683
Retained earnings	349,470	338,696
Accumulated other comprehensive loss	(1,697)	(675)
Treasury stock, at cost: October 2, 2004 - 7,275,058;
January 3, 2004 - 7,188,523	(136,273)	(134,218)

Total Shareholders’ Equity	273,196	261,488

	$503,852	$476,955

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	Oct 2, 2004	Sep 27, 2003	Oct 2, 2004	Sep 27, 2003
Net sales	$168,832	$138,980	$485,350	$414,893
Cost of goods sold	124,093	102,154	353,807	302,927

Gross Margin	44,739	36,826	131,543	111,966

Selling and administrative	28,744	25,769	86,441	78,328

Operating Margin	15,995	11,057	45,102	33,638

Other income	467	579	1,415	1,505
Profit sharing expense	1,844	1,335	5,160	3,992
Interest expense	758	674	2,241	2,216

Earnings before income taxes	13,860	9,627	39,116	28,935
Income taxes	5,128	3,562	14,473	10,706

Net Earnings	$8,732	$6,065	$24,643	$18,229

Net earnings per share-basic	$0.27	$0.19	$0.75	$0.55

Net earnings per share-diluted	$0.26	$0.18	$0.74	$0.54

Weighted average shares outstanding-basic	32,957	32,770	32,930	32,972

Weighted average shares outstanding-diluted	33,419	33,251	33,422	33,451

Dividends declared and paid per common share	$0.14	$0.13	$0.42	$0.39

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(in thousands)	Oct 2, 2004	Sep 27, 2003
Operating activities:
Net earnings	$24,643	$18,229
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (gains) on sales of marketable securities	32	(441)
Depreciation	12,970	12,512
Amortization	1,404	1,289
Deferred income taxes	(1,455)	455
Changes in operating assets and liabilities:
Increase in receivables	(24,208)	(5,293)
(Increase) decrease in inventories	(8,508)	2,711
Decrease in other current assets	6,859	3,629
(Increase) decrease in other assets, net	(1,992)	44
Increase in accounts payable	11,676	3,128
(Decrease) increase in accrued expenses and other liabilities	(3,615)	1,208
Increase in income taxes payable	7,839	9,841

Net cash provided by operating activities	25,645	47,312

Investing activities:
Additions to property, plant and equipment	(8,372)	(9,548)
Marketable securities purchased	(21,790)	(31,828)
Marketable securities sold	20,342	27,974
Acquisitions	0	(5,831)

Net cash used in investing activities	(9,820)	(19,233)

Financing activities:
Additional long-term obligations	3,000	0
Reduction of long-term obligations	(4,257)	(3,895)
Unexpended debt proceeds	396	0
Dividends paid	(13,835)	(12,923)
Common stock repurchased	0	(26,686)
Stock option plans	1,980	1,723

Net cash used in financing activities	(12,716)	(41,781)

Net increase (decrease) in cash and cash equivalents	3,109	(13,702)
Beginning cash and cash equivalents	10,635	24,515

Ending cash and cash equivalents	$13,744	$10,813

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

October 2, 2004

NOTE A - Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 3, 2004. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 2, 2004, may not be indicative of the results that may be expected for the fiscal year ending January 1, 2005.

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

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. Net (reductions) increases recognized in cost of sales, related to cash flow hedges, in the third quarter 2004 and 2003 amounted to approximately ($166,000) and $193,000, respectively, and for the first nine months of 2004 and 2003 amounted to ($3,845,000) and $445,000, respectively.

At October 2, 2004, and January 3, 2004, the Company had derivative related balances with a fair value of approximately $1,608,000 and $2,426,000, respectively, recorded in other current assets. The Company had corresponding net after-tax gains of approximately $981,000 and $1,480,000 recorded in accumulated other comprehensive income at October 2, 2004, and January 3, 2004, respectively. The Company expects that net after-tax gains, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Segment Reporting

The Company has only one reportable segment; therefore, the condensed consolidated financial statements reflect segment information.

Comprehensive Income

Total comprehensive income was approximately $9.8 million and $6.5 million for the third quarter of 2004 and 2003, respectively, and was approximately $23.6 million and $19.9 million for the first nine months of 2004 and 2003, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
(in thousands)	Oct 2, 2004	Sep 27, 2003
Net earnings	$8,732	$6,065
Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	342	175
Reclassification adjustment for (gains) losses included in net income	19	(94)
Net change in current period hedging transactions	904	357
Foreign currency translation adjustment	(154)	11

Other comprehensive income, net of tax	1,111	449

Total comprehensive income	$9,843	$6,514

	Nine Months Ended
(in thousands)	Oct 2, 2004	Sep 27, 2003
Net earnings	$24,643	$18,229
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(70)	208
Reclassification adjustment for (gains) losses included in net income	20	(278)
Net change in current period hedging transactions	(499)	744
Foreign currency translation adjustment	(473)	1,026

Other comprehensive income (loss), net of tax	(1,022)	1,700

Total comprehensive income	$23,621	$19,929

Product Warranties

The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves during the nine months ended October 2, 2004, is as follows (in thousands):

Balance at Jan 3, 2004	Charges to Costs and Expenses	Deductions	Balance at Oct 2, 2004
$6,625	$1,647	$(1,647)	$6,625

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

	Three Months Ended
(in thousands, except per share data)	Oct 2, 2004	Sep 27, 2003
Net earnings, as reported	$8,732	$6,065
Less: Stock-based employee compensation expense determined under fair value method, net of tax effects	(114)	(143)

Pro forma net earnings	$8,618	$5,922

	Basic	Diluted	Basic	Diluted
Earnings per share:
Reported	$0.27	$0.26	$0.19	$0.18
Pro forma	$0.26	$0.26	$0.18	$0.18

	Nine Months Ended
(in thousands, except per share data)	Oct 2, 2004	Sep 27, 2003
Net earnings, as reported	$24,643	$18,229
Less: Stock-based employee compensation expense determined under fair value method, net of tax effects	(357)	(253)

Pro forma net earnings	$24,286	$17,976

	Basic	Diluted	Basic	Diluted
Earnings per share:
Reported	$0.75	$0.74	$0.55	$0.54
Pro forma	$0.74	$0.73	$0.55	$0.54

NOTE B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
(In thousands, except per share data)	Oct 2, 2004	Sep 27, 2003
Numerator Reconciliation:
Net earnings	$8,732	$6,065

Denominator Reconciliation:
The denominator for basic EPS:
Weighted average shares	32,957	32,770
Effect of dilutive securities:
Stock options	462	481
The denominator for diluted EPS:

Adjusted weighted average shares	33,419	33,251

Basic earnings per share	$0.27	$0.19

Diluted earnings per share	$0.26	$0.18

	Nine Months Ended
(In thousands, except per share data)	Oct 2, 2004	Sep 27, 2003
Numerator Reconciliation:
Net earnings	$24,643	$18,229

Denominator Reconciliation:
The denominator for basic EPS:
Weighted average shares	32,930	32,972
Effect of dilutive securities:
Stock options	492	479
The denominator for diluted EPS:

Adjusted weighted average shares	33,422	33,451

Basic earnings per share	$0.75	$0.55

Diluted earnings per share	$0.74	$0.54

NOTE C - Credit Facilities

The Company has a loan agreement (“the facility”) with a bank, which provides the Company up to $60 million of borrowing capacity, which was renewed March 5, 2004. The facility is secured with Company’s trade accounts receivable and matures January 31, 2007. Interest is calculated at a relevant commercial paper rate plus applicable margin. At October 2, 2004, the Company had outstanding borrowings on the facility amounting to $47 million at an interest rate of 1.84%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the third quarter of 2004 increased to $8.7 million or $0.26 per diluted share from $6.1 million or $0.18 per diluted share for the third quarter of 2003. Operating margin for third quarter 2004 improved to 9.5% compared to 8.0% for third quarter 2003.

Third Quarter 2004 versus Third Quarter 2003

Net sales of $168.8 million for third quarter 2004 grew 21.5% from third quarter 2003 net sales of $139.0 million. Sales of electric motor products in third quarter 2004 were up 15.0% from third quarter 2003 and comprised 74.0% of total product sales in 2004 compared to 78.4% in 2003. Sales of drives products increased 27.2% for the quarter when compared to third quarter 2003. Drives products accounted for 17.5% of total product sales in third quarter 2004, compared to 16.7% in third quarter 2003. Sales of generator products increased 103.4% from third quarter 2003 and comprised 8.5% of total product sales this quarter compared to 5.0% in third quarter 2003.

Cost of sales amounted to 73.5% of sales for third quarter 2004 and 2003. Manufacturing costs, benefiting from better productivity and increased sales volume, decreased as a percent of sales. Further increases in raw material costs were offset with product design improvements and price increases.

Selling and administrative expenses amounted to 17.0% of sales for third quarter 2004, decreasing from 18.5% for the same period last year. Freight and warranty expenses continued to improve as a percentage of sales, decreasing by approximately 0.4% of sales for third quarter 2004 compared to third quarter 2003. Administrative expenses were $90,000 lower for third quarter 2004 compared to the same period in 2003. Increased sales provided greater leverage over administrative overhead costs and accounted for the remainder of improvement.

Nine Months Ended October 2, 2004 versus Nine Months Ended September 27, 2003

Net sales increased 17.0% to $485.4 million for the first nine months of 2004 compared to $414.9 million in the first nine months of 2003. Sales of electric motor products in the first nine months of 2004 were up 13.4% from the same period in 2003 and comprised 75.6% of total product sales in 2004 compared to 78.0% in 2003. Sales of drives products grew 18.0% for the first nine months of 2004 when compared to the same period of 2003. Drives products accounted for 17.3% of total product sales in the first nine months of 2004, compared to 17.2% in the first nine months of 2003. Sales of generator products were up 71.9% from the first nine months of 2003 and comprised 7.0% of total product sales, compared to 4.8% in 2003.

Cost of sales improved to 72.9% for the first nine months of 2004, from 73.0% during the same period of 2003. Improvements in manufacturing costs resulting from increased productivity and higher sales volume helped to overcome the effects of increased materials costs.

Selling and administrative expenses amounted to 17.8% of sales for the nine months ended October 2, 2004, declining from 18.9% for the nine months ended September 27, 2003. Freight and warranty costs as a percentage of sales were 0.6% lower in 2004 than in 2003. Increased sales provided greater leverage over administrative overhead costs and accounted for the remainder of improvement.

Liquidity and Capital Resources

For the nine months ended October 2, 2004, net cash flows from operations amounted to $25.6 million, a decrease of $21.7 million from the same period of 2003. As a result of the 17.0% increase in net sales, customer accounts receivables increased $24.2 million during the first nine months of 2004 compared to an increase of $5.3 million in the first nine months of 2003. There were no other significant fluctuations in the components of net cash flows that were inconsistent with normal balance sheet fluctuations and results of operations. The Company utilized a portion of cash flows from operations to fund property, plant and equipment additions of approximately $8.4 million during the first nine months of 2004 and $9.5 million in the first nine months of 2003. In addition, dividends were paid to shareholders amounting to $13.8 million and $12.9 million during the first nine months of 2004 and 2003, respectively. During the first nine months of 2003, the Company repurchased 1.5 million shares of common stock for $26.7 million.

Total long-term debt, including amounts classified as current maturities, was $104.0 million at October 2, 2004, down from $105.3 million at January 3, 2004. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants during all of the periods presented in this report. The Company’s principal source of liquidity is operating cash flows. Accordingly, the Company is dependent primarily on continued demand for its products and collectibility of receivables from its customers. The Company’s broad base of customers and industries served, as well as its position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on the Company’s sales or collectibility of receivables. As a result, the Company expects that its foreseeable cash needs for operations and capital expenditures will continue to be met through operating cash flows and existing credit facilities.

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

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the third quarter of 2004, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the fair market value on the date of the grant. The total amount of shares granted under the DM Plan is approximately 1% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

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

BALDOR ELECTRIC COMPANY
(Registrant)

Date: November 11, 2004	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
Chief Financial Officer
(on behalf of the Registrant and as Chief Financial Officer)