Form 10-K
period 2005-01-01
BALDOR ELECTRIC CO
filed 2005-03-16
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on July 3, 2004, was $629,113,574.

At February 26, 2005, there were 33,183,072 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended January 1, 2005 (the “2004 Annual Report to Shareholders “), are incorporated by reference into Part I and Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2005 (the “2005 Proxy Statement”), are incorporated by reference into Part III.

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

Products

The AC motor product line presently ranges in size from 1/50 up to 1500 horsepower. The DC motor product line presently ranges from 1/50 through 800 horsepower. The adjustable speed controls product line ranges from 1/50 to 900 horsepower. The Company’s industrial control products include servo products, DC controls, position controls, and inverter and vector drives. With these products, the Company provides its customers the ability to purchase a “drive” from one manufacturer. Baldor defines a “drive” as an industrial motor and an electronic control. The Company’s power generator line ranges from 1.3 kilowatts to 2000 kilowatts. Sales of industrial electric motors represented approximately 76% of the Company’s business in 2004, 78% in 2003, and 79% in 2002. Almost all of the remaining sales were of power generators, drives, speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts.

Baldor’s industrial motors and drives are designed, manufactured, and marketed for general purpose uses (“stock products”) and to individual customer requirements and specifications (“custom products”). Stock products represented approximately 60% of total product sales in 2004, 62% in 2003 and 65% in 2002. Most stock product sales are to customers who place their orders for immediate shipment from current inventory. Custom products generally are shipped within two weeks from the date of order. Because of these and other factors, the Company does not believe that its backlog represents an accurate indication of future shipments.

Sales and Marketing

The products of the Company are marketed throughout the United States and in more than 60 foreign countries. The Company’s field sales organization, comprised of independent manufacturer’s representatives and Company sales personnel, consists of more than 70 locations, including 41 in North America. The remainder of the Company’s representatives are located in various parts of the world including Europe, Latin America, Australia, and the Far East.

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

The Company is not aware of any industry-wide statistics from which it can precisely determine its relative position in the industrial electric motor industry. In the United States certain industry statistics are available from the U.S. Department of Commerce and the National Electrical Manufacturers Association. However, these sources do not include all competitors or all sizes of motors. The Company believes that it is a significant factor in its domestic markets and that its share of the market has increased over the past several years.

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

Research and Engineering

The Company’s design and development of electric motors, drives and generators include both the development of products, which extend the product lines, and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to approximately $23,356,000 in 2004, $21,932,000 in 2003, and $22,484,000 in 2002.

Environment

Compliance with laws relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have such an effect.

Employees

As of February 26, 2005, the Company had 3,814 employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Sales

International sales (foreign affiliates and exports) were approximately 16% of total sales in 2004, 15% of total sales in 2003, and 14% of total sales in 2002. See also Note I on page 28 of the 2004 Annual Report to Shareholders. The majority of international sales are from products produced in the United States and exported.

The Company’s products are distributed in more than 70 foreign countries, principally in Canada, Mexico, Europe, Australia, the Far East, and Latin America. Baldor’s wholly-owned affiliate, Baldor UK Ltd., has sales offices and a development and manufacturing facility in the UK. Baldor and its affiliates in Europe have sales offices in Germany and Switzerland. The Company owns majority interests in Australian Baldor Pty. Limited which has locations in Sydney and Melbourne. The Company wholly owns Baldor Electric (Far East) Pte. Ltd. located in Singapore and Baldor Japan Corporation located in Yokohama, Japan, and has sales offices in Taiwan and the Philippines. The Company also wholly owns Baldor de Mexico, S.A. de C.V. located in Leon, Mexico.

The Company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations, including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a significant effect on the Company’s business.

Access to Filings on Company Website

The Company makes available its Forms 10-K, 10-Q, 8-K, and amendments thereto on its corporate website when filed with the SEC. These filings, along with the Company’s Annual Reports to Shareholders, Proxy Statements, Code of Ethics for Certain Executives, and certain other corporate governance documents may be viewed online free of charge by accessing the Company’s website at www.baldor.com and selecting the Investor Relations section.

Item 2. Properties

The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table contains information with respect to the Company’s properties.

LOCATION	PRIMARY USE	AREA (SQ. FT.)
Fort Smith, AR	AC motor production	384,969
	Distribution and service center	208,000
	Administration and engineering offices	79,675
	Aluminum die casting	79,330
	Drives production center	162,000

St. Louis, MO	Metal stamping and engineering toolroom	187,385

Columbus, MS	AC motor production	156,000

Westville, OK	AC and DC motor production	207,250

Fort Mill, SC	DC motor, AC motor, and tachometer production	108,000

Clarksville, AR	Subfractional AC and DC motors, gear motors, worm-gear speed reducers, and tachometer production	*165,735

Ozark, AR	AC motor production	151,783

Five other domestic locations	Metal stamping and motor, drives, and generator production	278,798

15 foreign locations	Sales and distribution centers and electronic controls production	**116,597

		2,285,522

*	This property is leased pursuant to an Industrial Revenue Bond agreement.

**	Of this amount, approximately 90,000 sq. ft. is leased.

The Company also has approximately 350,000 sq. ft. of space available for expansion, currently fully leased to outside firms.

Item 3. Legal Proceedings

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Information under the captions “Ticker”, “Dividends Paid”, “Common Stock Price Range”, and “Shareholders”, on page 33 of the 2004 Annual Report to Shareholders, is incorporated herein by reference.

During the fourth quarter of 2004, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Managers equaled the fair market value on the date of the grant. The total amount of shares granted under the DM Plan is approximately 1% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Information about equity compensation plans not approved by security holders contained in the 2004 Annual Report to Shareholders under the caption “Note K Stock Plans” is incorporated herein by reference. The following table contains information regarding the number of shares of common stock that may be issued pursuant to the Company’s equity compensation plans as of January 1, 2005.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	2,198,871	$18.78	1,138,426
Equity compensation plans not approved by security holders	71,004	$20.12	142,441
Total	2,269,875	$18.82	1,280,867

Since November 2003, the Company has been authorized to repurchase up to three million shares. No shares were repurchased during the fourth quarter of 2004. This repurchase authorization expires in December 2008.

Item 6. Selected Financial Data

Information concerning net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets for the years ended 1994 through 2004 is contained under the caption “Eleven-Year Summary of Financial Data” on page 16 of the 2004 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 20 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 19 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and related notes on pages 21 through 30, the “Report of Independent Registered Public Accounting Firm” on page 31, “Report of Management on Responsibility for Financial Reporting” on page 32, and the “Summary of Quarterly Results of Operations (Unaudited)” on page 22 of the 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosures Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company, under the supervision and with the participation of management, including the principal executive officer and principal financial officer evaluated as of January 1, 2005 the effectiveness of this system of disclosure controls and procedures, and has concluded that such disclosure controls and procedures were effective as of that date.

Internal Control Over Financial Reporting

Management’s assessment, and the attestation report of the Company’s public accounting firm, of the effectiveness of the Company’s internal control over financial reporting are incorporated herein by reference from the “Report of Management on Internal Control over Financial Reporting” located on page 32 of the 2004 Annual Report to Shareholders and “Report of Independent Registered Public Accounting Firm” located on page 31 of the 2004 Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date of management’s assessment.

Item 9B. Other Information

On November 8, 2004, the Company approved a Bonus Plan for Executive Officers to be implemented for the Company’s fiscal year 2005. The participants in this Bonus Plan will be the executive officers of the Company for fiscal year 2005. The formula used in the Bonus Plan is comprised of two independent segments. Each segment provides 50% of the bonus. Segment 1 is based on the Company’s sales plan for fiscal year 2005 and Segment 2 is based on the Company’s pre-tax earnings plan for fiscal year 2005.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information contained in the 2005 Proxy Statement under the captions “Proposal 1 - Election of Directors”, “Code of Ethics”, “Statement of Audit Committee Member Independence and Financial Expertise”, and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

Name	Age	Position	Served as Officer Since
John A. McFarland	53	Chairman and Chief Executive Officer	1990

Ronald E. Tucker	47	President, Chief Financial Officer and Secretary	1997

Randall P. Breaux	42	Vice President – Marketing	2001

Roger V. Bullock	55	Vice President – Drives	2002

Randy L. Colip	46	Vice President – Sales	1997

Charles H. Cramer	60	Vice President – Human Resources	1984

Gene J. Hagedorn	58	Vice President – Materials	1994

Jeffrey R. Hubert	51	Vice President – Sales	2002

Tracy L. Long	39	Treasurer and Assistant Secretary	2003

Ronald W. Thurman	51	Vice President – Engineering	2005

Randal G. Waltman	55	Vice President – Operations	1997

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

Item 11. Executive Compensation

Information contained in the 2005 Proxy Statement under the caption “Executive Compensation”, except for the information contained in the sub-captions “Board Report on Executive Compensation” and “Performance Graph”, is incorporated herein by reference. Information contained in the 2005 Proxy Statement under the caption “Proposal 1 – Election of Directors” paragraph headed “Director Compensation” is also incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership by officers, directors, and beneficial owners of more than five percent of the Company’s Common Stock included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2005 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Certain relationships and related transactions included under the caption “Compensation Committee Interlocks and Insider Participation” of the 2005 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information contained in the 2005 Proxy Statement under the caption “Independent Auditors” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	The following consolidated financial statements of Baldor Electric Company and its affiliates, included in the 2004 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

•	Consolidated Balance Sheets - January 1, 2005 and January 3, 2004

•	Consolidated Statements of Earnings - for each of the three years in the period ended January 1, 2005

•	Consolidated Statements of Cash Flows - for each of the three years in the period ended January 1, 2005

•	Consolidated Statements of Shareholders’ Equity - for each of the three years in the period ended January 1, 2005

•	Notes to Consolidated Financial Statements

(2)	The following consolidated financial statement schedule of Baldor Electric Company and its affiliates is included in Item 14(d) of this Report:

•	Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable.

(3)	See Exhibit Index at pages 15-16 of this Report.

(b)	Exhibits

See Exhibit Index at pages 15-16 of this Report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this Report at page 14 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDOR ELECTRIC COMPANY
(Registrant)

By	/s/ John A. McFarland
John A. McFarland
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2005

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. McFarland and Ronald E. Tucker, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

SIGNATURE PAGE FOR FORM 10-K FOR YEAR ENDED JANUARY 1, 2005.

Signature	Title	Date
/s/ John A. McFarland John A. McFarland	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2005

/s/ Ronald E. Tucker Ronald E. Tucker	President, Chief Financial Officer and Secretary (Principal Financial Officer) (Principal Accounting Officer)	March 16, 2005

/s/ Jefferson W. Asher, Jr.	Director	March 16, 2005
Jefferson W. Asher, Jr.

/s/ Merlin J. Augustine, Jr.	Director	March 16, 2005
Merlin J. Augustine, Jr.

/s/ R. S. Boreham, Jr.	Director	March 16, 2005
R. S. Boreham, Jr.

/s/ Richard E. Jaudes	Director	March 16, 2005
Richard E. Jaudes

/s/ Robert J. Messey	Director	March 16, 2005
Robert J. Messey

/s/ Robert L. Proost	Director	March 16, 2005
Robert L. Proost

/s/ R. L. Qualls	Director	March 16, 2005
R. L. Qualls

/s/ Barry K. Rogstad	Director	March 16, 2005
Barry K. Rogstad

BALDOR ELECTRIC COMPANY AND AFFILIATES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Deducted from current assets:
Allowance for doubtful accounts
2004	$3,870	$0		$562	(A)	$3,308
2003	$4,031	$450		$611	(A)	$3,870
2002	$4,600	$1,386		$1,955	(A)	$4,031

(A)	Uncollectible accounts written off (net of recoveries) during year.

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.		Description
3(i)	*	Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii)		Bylaws of Baldor Electric Company (as restated and amended February 7, 2005).

4(i).1	*	Rights Agreement, dated May 6, 1998, between Baldor Electric Company and Wachovia Bank of North Carolina, N.A. (formerly Wachovia Bank & Trust Company, N.A.), as Rights Agent, originally filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K dated May 13, 1988, and refiled as Exhibit 4(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

4(i).2	*	Amendment Number 1 to the Rights Agreement, dated February 5, 1996, filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A/A dated March 21, 1996.

4(i).3	*	Amendment Number 2 to the Rights Agreement, dated June 1, 1999, filed as Exhibit 4(i)(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

10(iii).1	* †	Officers Compensation Plan, originally filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 1988, and refiled as Exhibit 10(iii)(A)(2) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(iii).2	* †	1987 Incentive Stock Plan, originally filed as Appendix A to Registrant’s Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(iii).3	* †	1989 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).4	* †	1994 Incentive Stock Option Plan, as restated and amended at the Company’s Annual Meeting on May 2, 1998, filed as Exhibit 10(iii)A.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

(continued on next page)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

(continued from previous page)

Exhibit No.		Description
10(iii).5	* †	1996 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).6	* †	Stock Option Plan for Non-Employee Directors, as approved by the Company’s Board of Directors on February 5, 2001, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

10(iii).7	†	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors on November 7, 2004, and the Company’s Board of Directors on November 8, 2004, and filed as Exhibit 10(iii).7 hereto.

11		Computation of Earnings Per Share, incorporated by reference in Note J of the 2004 Annual Report to Shareholders filed as Exhibit 13.

13		Portions of the 2004 Annual Report to Shareholders. The Annual Report is being filed as an exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the Annual Report not specifically incorporated are not deemed “filed” for the purposes of the Securities Exchange Act of 1934, as amended.

21		Subsidiaries of the Registrant.

23(i)		Consent of Independent Auditors.

24		Powers of Attorney (set forth on signature page hereto).

31.1		Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99		Not applicable

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of the holders of long-term debt of the Registrant and its consolidated affiliates.

*	Previously filed.
†	Management contract or compensatory plan or arrangement.