Form 10-Q
period 2005-04-02
BALDOR ELECTRIC CO
filed 2005-05-12
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

At April 30, 2005, there were 33,179,504 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets

(in thousands, except share data)				Apr 2, 2005	Jan 1, 2005
				(unaudited)
ASSETS
Current Assets:	Cash and cash equivalents			$10,891	$12,054
	Marketable securities			28,180	32,392
	Receivables, less allowance for doubtful accounts of $3,258 and $3,308, respectively			105,166	101,088
	Inventories:
	Finished products			84,776	81,078
	Work in process			12,141	12,239
	Raw materials			62,086	59,732

				159,003	153,049
	LIFO valuation adjustment			(32,481)	(31,544)

				126,522	121,505
	Prepaid expenses			4,046	3,920
	Other current assets and deferred income taxes			24,171	26,786

	Total Current Assets			298,976	297,745
Property, Plant and Equipment:	Land and improvements			6,126	6,126
	Buildings and improvements			60,133	60,179
	Machinery and equipment			308,126	303,281
	Accumulated depreciation and amortization			(236,096)	(232,376)

	Net Property, Plant and Equipment			138,289	137,210
Other Assets:	Goodwill			62,785	62,785
	Other			3,830	3,820

				$503,880	$501,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:	Accounts payable			$39,045	$39,075
	Employee compensation			9,277	7,825
	Profit sharing			1,911	6,885
	Accrued warranty costs			6,522	6,335
	Accrued insurance obligations			12,375	11,613
	Dividends payable			0	4,959
	Other accrued expenses			4,980	6,037
	Income taxes payable			8,924	1,871

	Total Current Liabilities			83,034	84,600
Long-Term Obligations				104,025	104,025
Deferred Income Taxes				29,110	29,320

Shareholders’ Equity:	Preferred stock, $.10 par value
	Authorized shares:	5,000,000
	Issued and outstanding shares: None
	Common stock, $.10 par value
	Authorized shares:	150,000,000
	Issued shares:	April 2, 2005	January 1, 2005
		40,537,147	40,423,054	4,053	4,042
	Outstanding shares:	April 2, 2005	January 1, 2005
		33,187,275	33,109,762
	Additional capital			63,205	61,117
	Retained earnings			358,741	354,696
	Accumulated other comprehensive (loss) income			(12)	1,050
	Treasury stock, at cost:	April 2, 2005	January 1, 2005
		7,349,872	7,313,292	(138,276)	(137,290)

	Total Shareholders’ Equity			287,711	283,615

				$503,880	$501,560

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
(in thousands, except per share data)	Apr 2, 2005	Apr 3, 2004
Net sales	$170,596	$152,823
Cost of goods sold	124,185	110,635

Gross Margin	46,411	42,188
Selling and administrative	29,673	28,555

Operating Margin	16,738	13,633
Other income	377	505
Profit sharing expense	1,912	1,560
Interest expense	883	773

Earnings before income taxes	14,320	11,805
Income taxes	5,298	4,366

Net Earnings	$9,022	$7,439

Net earnings per share-basic	$0.27	$0.23

Net earnings per share-diluted	$0.27	$0.22

Weighted average shares outstanding-basic	33,170	32,902

Weighted average shares outstanding-diluted	33,781	33,439

Dividends declared and paid per common share	$0.15	$0.14

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(in thousands)	Apr 2, 2005	Apr 3, 2004
Operating activities:
Net earnings	$9,022	$7,440
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on sales of marketable securities	32	0
Depreciation	4,141	4,381
Amortization	504	468
Deferred income taxes	(3,018)	(1,319)
Changes in operating assets and liabilities:
Increase in receivables	(4,078)	(13,729)
Increase in inventories	(5,017)	(2,144)
Decrease in other current assets	4,889	4,833
Increase in other assets, net	(532)	(717)
(Decrease) increase in accounts payable	(30)	9,337
Decrease in accrued expenses and other liabilities	(8,589)	(6,148)
Increase in income taxes payable	7,053	5,644

Net cash provided by operating activities	4,377	8,046

Investing activities:
Additions to property, plant and equipment	(5,374)	(2,499)
Marketable securities purchased	(2,342)	(7,733)
Marketable securities sold	6,040	3,138

Net cash used in investing activities	(1,676)	(7,094)

Financing activities:
Reduction of long-term obligations	0	(3)
Dividends paid	(4,977)	(4,609)
Common stock repurchased	(393)	0
Stock option plans	1,506	1,243

Net cash used in financing activities	(3,864)	(3,369)

Net decrease in cash and cash equivalents	(1,163)	(2,417)
Beginning cash and cash equivalents	12,054	10,635

Ending cash and cash equivalents	$10,891	$8,218

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

April 2, 2005

NOTE A - Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 2, 2005, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2005 will contain 52 weeks. Fiscal year 2004 contained 52 weeks.

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

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. Net reductions recognized in cost of sales, related to cash flow hedges, in the first quarter 2005 and 2004 amounted to approximately $1,338,000 and $2,295,000, respectively.

At April 2, 2005, and January 1, 2005, the Company had derivative related balances with a fair value of approximately $2,001,000 and $2,650,000, respectively, recorded in other current assets. The Company had corresponding net after-tax gains of approximately $1,221,000 and $1,616,000 recorded in accumulated other comprehensive income at April 2, 2005, and January 1, 2005, respectively. The Company expects that net after-tax gains, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Segment Reporting

The Company has only one reportable segment; therefore, the condensed consolidated financial statements reflect segment information.

Comprehensive Income

Total comprehensive income was approximately $8.0 million and $7.2 million for the first quarter of 2005 and 2004, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
(in thousands)	Apr 2, 2005	Apr 3, 2004
Net earnings	$9,022	$7,440
Other comprehensive loss, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(324)	197
Reclassification adjustment for losses included in net income	20	0
Net change in current period hedging transactions	(396)	(296)
Foreign currency translation adjustment	(362)	(137)

Other comprehensive loss, net of tax	(1,062)	(236)

Total comprehensive income	$7,960	$7,204

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

	Three Months Ended
(in thousands, except per share data)	Apr 2, 2005	Apr 3, 2004
Net earnings, as reported	$9,022	$7,440
Add: Stock-based compensation expense included in reported net income, net of tax effects	131	18
Less: Stock-based compensation expense determined under fair value method, net of related tax effects	(359)	(116)

Pro forma net earnings	$8,794	$7,342

	Basic	Diluted	Basic	Diluted
Earnings per share:
Reported	$0.27	$0.27	$0.23	$0.22
Pro forma	$0.27	$0.26	$0.22	$0.22

Product Warranties

The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves during the three months ended April 2, 2005, is as follows:

	Balance at Jan 1, 2005	Charges to Costs and Expenses	Deductions	Balance at Apr 2, 2005
(in thousands)	$6,335	$616	($429)	$6,522

NOTE B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
(in thousands, except per share data)	Apr 2, 2005	Apr 3, 2004
Numerator Reconciliation:
Net earnings	$9,022	$7,440

Denominator Reconciliation:
Weighted average shares – basic	33,170	32,902
Effect of dilutive securities – stock options	611	538

Weighted average shares – diluted	33,781	33,440

Basic earnings per share	$0.27	$0.23

Diluted earnings per share	$0.27	$0.22

NOTE C - Credit Facilities

The Company has a loan agreement (“the facility”) with a bank, which provides the Company up to $60 million of borrowing capacity, which was renewed March 5, 2004. The facility is secured with Company’s trade accounts receivable and matures February 1, 2007. The Company utilizes a wholly-owned special purpose entity (SPE) to securitize the receivables. The SPE has no other purpose other than the securitization and is consolidated in the Company’s financial statements. Interest is calculated at a relevant commercial paper rate plus applicable margin. At April 2, 2005, the Company had outstanding borrowings on the facility amounting to $47 million at an interest rate of 2.7%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the first quarter of 2005 increased to $9.0 million or $0.27 per diluted share from $7.4 million or $0.22 per diluted share for the first quarter of 2004. Operating margin for first quarter 2005 improved to 9.8% compared to 8.9% for first quarter 2004.

First Quarter 2005 versus First Quarter 2004

Net sales for first quarter 2005 were $170.6 million, growing 11.6% from first quarter 2004 net sales of $152.8 million. Sales of electric motor products in first quarter 2005 were up 14.4% from first quarter 2004 and comprised 78.4% of total product sales in 2005 compared to 76.8% in 2004. Sales of drives products increased 4.5% for the quarter when compared to first quarter 2004. Drives products accounted for 16.5% of total product sales in first quarter 2005, compared to 17.6% in first quarter 2004. Sales of generator products increased 1.3% from first quarter 2004 and comprised 5.1% of total product sales this quarter compared to 5.6% in first quarter 2004.

Cost of sales amounted to 72.8% of sales for first quarter 2005 compared to 72.4% for first quarter 2004. Manufacturing costs, benefiting from better productivity and increased sales volume, decreased as a percent of sales. In addition, certain contingent liabilities were adjusted by approximately $725,000 during the first quarter of 2005 to reflect current exposures, resulting in a reduction of manufacturing expenses of .4% of sales. Further increases in raw material costs resulted in increased cost of sales, in spite of the manufacturing improvements.

Selling and administrative expenses amounted to 17.4% of sales for first quarter 2005, decreasing from 18.7% for the same period last year. Freight and warranty expenses continued to improve as a percentage of sales, decreasing by approximately 0.2% of sales for first quarter 2005 compared to first quarter 2004. Administrative expenses were approximately $155,000 lower for first quarter 2005 compared to the same period in 2004. Increased sales provided greater leverage over administrative overhead costs and accounted for the remainder of improvement. The increased leverage of selling and administrative costs resulted in improved operating margins, in spite of continued increases in material costs.

Liquidity and Capital Resources

For the three months ended April 2, 2005, net cash flows from operations amounted to $4.4 million compared to $8.0 million for the same period of 2004. The 11.6% increase in net sales required additional investments in accounts receivable and inventories. Customer accounts receivables increased $4.1 million during the first three months of 2005 compared to an increase of $13.7 million in the first three months of 2004. Inventories increased $5.0 million in 2005 compared to $2.1 million in 2004. Accounts payable decreased $30,000 compared to an increase of $9.3 million in 2004. There were no other significant fluctuations in the components of net cash flows that were inconsistent with normal balance sheet fluctuations and results of operations. The Company utilized cash flows from operations and a portion of accumulated cash balances to fund property, plant and equipment additions of approximately $5.4 million during the first three months of 2005 and $2.5 million in the first three months of 2004. In addition, dividends were paid to shareholders amounting to $5.0 million and $4.6 million during the first three months of 2005 and 2004, respectively. During the first three months of 2005, the Company repurchased 15,000 shares of common stock for approximately $393,000.

Total long-term debt was $104.0 million at April 2, 2005, and January 1, 2005. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants during all of the periods presented in this report. The Company’s principal source of liquidity is operating cash flows. Accordingly, the Company is dependent primarily on continued demand for its products and collectibility of receivables from its customers. The Company’s broad base of customers and industries served, as well as its position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on the Company’s sales or collectibility of receivables. As a result, the Company expects that its foreseeable cash needs for operations and capital expenditures will continue to be met through operating cash flows and existing credit facilities.

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

The Company’s interest rate risk is related to its available-for-sale securities and long-term debt. Due to the short-term nature of the Company’s securities portfolio, anticipated interest rate risk is not considered material. The Company’s debt obligations include certain notes payable to banks bearing interest at a quarterly variable rate. The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rates for debt. A 1.0% increase in variable borrowing rates would not have a material effect on the Company’s consolidated balance sheets, results of operations, or cash flows.

Although the Company has risk related to changes in foreign currency exchange rates, foreign affiliates comprise less than 5% of the Company’s total assets. The Company does not anticipate the use of derivatives for managing foreign currency risk, but continues to monitor the effects of foreign currency exchange rates.

Item 4.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management is also responsible for maintaining adequate internal control over financial reporting.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures to ensure that information required to be disclosed is gathered, analyzed and disclosed in its reports filed pursuant to the Securities and Exchange Act of 1934. The company’s principal executive officer and principal financial officer have concluded, based on their most recent evaluation under the supervision and with participation of the Company’s management, that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the period covered by this report, the Company repurchased shares of the Company’s common stock in open-market transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 Jan 2, 2005 – Jan 29, 2005	13,478	$27.53	0	3,000,000
Month #2 Jan 30, 2005 – Feb 26, 2005	12,483	$27.10	6,000	2,994,000
Month #3 Feb 27, 2005 – Apr 2, 2005	10,619	$26.01	9,000	2,985,000

Total	36,580	$26.94	15,000	2,985,000

(1)	Includes shares repurchased through open-market transactions pursuant to Baldor’s share repurchase program and shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During the first quarter of 2005, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the fair market value on the date of the grant. The total amount of shares granted under the DM Plan is approximately 1.2% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

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

BALDOR ELECTRIC COMPANY (Registrant)

Date: May 12, 2005	By:	/s/ Ronald E. Tucker
Ronald E. Tucker Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)