Form 10-Q
period 2005-07-02
BALDOR ELECTRIC CO
filed 2005-08-10
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

At July 30, 2005, there were 33,194,151 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets

(in thousands, except share data)			Jul 2, 2005	Jan 1, 2005
			(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents			$13,170	$12,054
Marketable securities			30,045	32,392
Receivables, less allowance for doubtful accounts of $3,210 and $3,308, respectively			110,870	101,088
Inventories:
Finished products			85,148	81,078
Work in process			12,093	12,239
Raw materials			59,268	59,732

			156,509	153,049
LIFO valuation adjustment			(33,615)	(31,544)

			122,894	121,505
Prepaid expenses			3,523	3,920
Other current assets and deferred income taxes			23,176	26,786

Total Current Assets			303,678	297,745

Property, Plant and Equipment:
Land and improvements			5,877	6,126
Buildings and improvements			59,619	60,179
Machinery and equipment			311,307	303,281
Accumulated depreciation and amortization			(238,731)	(232,376)

Net Property, Plant and Equipment			138,072	137,210

Other Assets:
Goodwill			62,785	62,785
Other			4,587	3,820

Total Assets			$509,122	$501,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable			$40,603	$39,075
Employee compensation			9,884	7,825
Profit sharing			3,969	6,885
Accrued warranty costs			6,030	6,335
Accrued insurance obligations			10,699	11,613
Dividends payable			0	4,959
Other accrued expenses			5,148	6,037
Income taxes payable			8,524	1,871

Total Current Liabilities			84,857	84,600

Long-Term Obligations			104,025	104,025
Deferred Income Taxes			28,785	29,320

Shareholders’ Equity:
Preferred stock, $.10 par value
Authorized shares:	5,000,000
Issued and outstanding shares:	None
Common stock, $.10 par value
Authorized shares:	150,000,000
Issued shares:	July 2, 2005 40,568,624	January 1, 2005 40,423,054	4,057	4,042
Outstanding shares:	July 2, 2005 33,195,854	January 1, 2005 33,109,762
Additional capital			63,870	61,117
Retained earnings			363,475	354,696
Accumulated other comprehensive (loss) income			(1,088)	1,050
Treasury stock, at cost:	July 2, 2005 7,372,770	January 1, 2005 7,313,292	(138,859)	(137,290)

Total Shareholders’ Equity			291,455	283,615

Total Liabilities and Shareholders’ Equity			$509,122	$501,560

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	Jul 2, 2005	Jul 3, 2004	Jul 2, 2005	Jul 3, 2004
Net sales	$178,292	$163,695	$348,888	$316,518
Cost of goods sold	129,631	119,079	253,817	229,714

Gross Profit	48,661	44,616	95,071	86,804

Selling and administrative	30,605	29,142	60,279	57,697

Operating Profit	18,056	15,474	34,792	29,107

Other income	405	443	783	947
Profit sharing expense	2,058	1,756	3,970	3,316
Interest expense	981	710	1,864	1,482

Earnings before income taxes	15,422	13,451	29,741	25,256
Income taxes	5,710	4,979	11,007	9,345

Net Earnings	$9,712	$8,472	$18,734	$15,911

Net earnings per share-basic	$0.29	$0.26	$0.56	$0.48

Net earnings per share-diluted	$0.29	$0.25	$0.55	$0.48

Weighted average shares outstanding-basic	33,184	32,933	33,177	32,917

Weighted average shares outstanding-diluted	33,739	33,427	33,769	33,432

Dividends declared and paid per common share	$0.15	$0.14	$0.30	$0.28

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(in thousands)	Jul 2, 2005	Jul 3, 2004
Operating activities:
Net earnings	$18,734	$15,911
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on sales of marketable securities	32	2
Depreciation	8,113	8,698
Amortization	1,006	863
Deferred income taxes	(1,718)	(2,015)
Changes in operating assets and liabilities:
Increase in receivables	(9,782)	(20,981)
Increase in inventories	(1,389)	(6,108)
Decrease in other current assets	4,501	6,919
Increase in other assets, net	(3,172)	(189)
Increase in accounts payable	1,528	12,764
Decrease in accrued expenses and other liabilities	(7,924)	(4,947)
Increase in income taxes payable	6,653	5,693

Net cash provided by operating activities	16,582	16,610

Investing activities:
Additions to property, plant and equipment	(8,770)	(6,109)
Marketable securities purchased	(4,055)	(13,918)
Marketable securities sold	6,115	8,765

Net cash used in investing activities	(6,710)	(11,262)

Financing activities:
Reduction of long-term obligations	0	(765)
Dividends paid	(9,955)	(9,221)
Unexpended debt proceeds	0	396
Common stock repurchased	(851)	0
Stock option plans	2,050	1,533

Net cash used in financing activities	(8,756)	(8,057)

Net increase (decrease) in cash and cash equivalents	1,116	(2,709)
Beginning cash and cash equivalents	12,054	10,635

Ending cash and cash equivalents	$13,170	$7,926

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

July 2, 2005

NOTE A - Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended July 2, 2005, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. Net reductions recognized in cost of sales, related to cash flow hedges, in the second quarter 2005 and 2004 amounted to approximately $0.8 million and $1.4 million, respectively, and for the first six months of 2005 and 2004 amounted to $2.1 million and $3.7 million, respectively.

At July 2, 2005, and January 1, 2005, the Company had derivative related balances with a fair value of approximately $1.5 million and $2.7 million, respectively, recorded in other current assets. The Company had corresponding net after-tax gains of approximately $0.9 million and $1.6 million recorded in accumulated other comprehensive income at July 2, 2005, and January 1, 2005, respectively. The Company expects that the net after-tax gains, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Comprehensive Income

Total comprehensive income was approximately $8.7 million and $6.6 million for the second quarter of 2005 and 2004, respectively, and was approximately $16.6 million and $13.8 million for the first six months of 2005 and 2004, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
(in thousands)	Jul 2, 2005	Jul 3, 2004
Net earnings	$9,712	$8,472
Other comprehensive loss, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding losses arising during period	(201)	(221)
Reclassification adjustment for losses included in net income	344	1
Net change in current period hedging transactions	(281)	(1,107)
Foreign currency translation adjustment	(938)	(181)

Other comprehensive loss, net of tax	(1,076)	(1,897)

Total comprehensive income	$8,636	$6,575

	Six Months Ended
(in thousands)	Jul 2, 2005	Jul 3, 2004
Net earnings	$18,734	$15,911
Other comprehensive loss, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding losses arising during period	(181)	(412)
Reclassification adjustment for losses included in net income	20	1
Net change in current period hedging transactions	(677)	(1,403)
Foreign currency translation adjustment	(1,300)	(319)

Other comprehensive loss, net of tax	(2,138)	(2,133)

Total comprehensive income	$16,596	$13,778

Product Warranties

The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves during the six months ended July 2, 2005, is as follows:

(in thousands)	Balance at Jan 1, 2005	Charges to Costs and Expenses	Deductions	Balance at Jul 2, 2005
	$6,335	$2,638	$(2,943)	$6,030

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

			Three Months Ended
(in thousands, except per share data)			Jul 2, 2005	Jul 3, 2004
Net earnings, as reported			$9,712	$8,472
Add: Stock-based compensation expense included in reported net income, net of tax effects, including options issued at a discount			230	47
Less: Stock-based compensation expense determined under fair value method, net of related tax effects			(456)	(193)

Pro forma net earnings			$9,486	$8,326

	Basic	Diluted	Basic	Diluted
Earnings per share:
Reported	$0.29	$0.29	$0.26	$0.25
Pro forma	$0.29	$0.28	$0.25	$0.25

			Six Months Ended
(in thousands, except per share data)			Jul 2, 2005	Jul 3, 2004
Net earnings, as reported			$18,734	$15,911
Add: Stock-based compensation expense included in reported net income, net of tax effects, including options issued at a discount			361	66
Less: Stock-based compensation expense determined under fair value method, net of related tax effects			(815)	(309)

Pro forma net earnings			$18,280	$15,668

	Basic	Diluted	Basic	Diluted
Earnings per share:
Reported	$0.56	$0.55	$0.48	$0.48
Pro forma	$0.55	$0.54	$0.48	$0.47

Segment Reporting

The Company has only one reportable segment; therefore, the condensed consolidated financial statements reflect segment information.

Self-Insurance Liabilities

The Company’s self-insurance programs include primarily product liability, workers’ compensation and health. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claims experience and risk exposure levels for the periods being valued. During the second quarter of 2005, the Company reduced its estimated health claims liability by approximately $1.4 million to reflect current estimated exposure based on the most recent information available. Further adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

NOTE B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
(in thousands, except per share data)	Jul 2, 2005	Jul 3, 2004
Numerator Reconciliation:
Net earnings	$9,712	$8,472

Denominator Reconciliation:
Weighted average shares – basic	33,184	32,933
Effect of dilutive securities – stock options	555	494

Weighted average shares – diluted	33,739	33,427

Basic earnings per share	$0.29	$0.26

Diluted earnings per share	$0.29	$0.25

	Six Months Ended
(in thousands, except per share data)	Jul 2, 2005	Jul 3, 2004
Numerator Reconciliation:
Net earnings	$18,734	$15,911

Denominator Reconciliation:
Weighted average shares – basic	33,177	32,917
Effect of dilutive securities – stock options	592	515

Weighted average shares – diluted	33,769	33,432

Basic earnings per share	$0.56	$0.48

Diluted earnings per share	$0.55	$0.48

NOTE C - Credit Facilities

The Company has a loan agreement (“the facility”) with a bank, which provides the Company up to $60 million of borrowing capacity, which was renewed March 5, 2004. The facility is secured with the Company’s trade accounts receivable and matures February 1, 2007. The Company utilizes a wholly-owned special purpose entity (SPE) to securitize the receivables. The SPE has no other purpose other than the securitization and is consolidated in the Company’s financial statements. Interest is calculated at a relevant commercial paper rate plus applicable margin. At July 2, 2005, the Company had outstanding borrowings on the facility amounting to $47.3 million at an interest rate of 3.14%.

NOTE D - Commitments and Contingencies

The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects that the ultimate resolution of these actions will not materially affect the Company’s financial position, results of operations, or cash flows. During the second quarter of 2005, certain contingent liabilities were adjusted by approximately $1.4 million to reflect current exposures, resulting in a reduction in cost of sales.

NOTE E - Subsequent Event

On July 21, 2005, the Company entered into a five-year operating lease agreement on a new facility in Columbus, Mississippi. Beginning in the fourth quarter of 2006, the Company will have annual operating lease commitments of approximately $900,000 related to lease. The new facility will replace the Company’s existing facility in Columbus, Mississippi. Commitments under the operating lease are not expected to have a material effect on the Company’s financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the second quarter of 2005 increased to $9.7 million or $0.29 per diluted share from $8.5 million or $0.25 per diluted share for the second quarter of 2004. Operating margin for second quarter 2005 improved to 10.1% compared to 9.5% for second quarter 2004.

Net earnings for the first six months of 2005 increased to $18.7 million or $0.55 per diluted share from $15.9 million or $0.48 per diluted share for the first six months of 2004. Operating margin for the first six months of 2005 improved to 10.0% compared to 9.2% for first six months of 2004.

Second Quarter 2005 versus Second Quarter 2004

Net sales for second quarter 2005 were $178.3 million, growing 8.9% from second quarter 2004 net sales of $163.7 million. Sales of electric motor products in second quarter 2005 were up 12.8% from second quarter 2004 and comprised 79.0% of total product sales in 2005 compared to 76.2% in 2004. Sales of drives products decreased 1.3% for the quarter when compared to second quarter 2004. Drives products accounted for 15.3% of total product sales in second quarter 2005, compared to 16.9% in second quarter 2004. Sales of generator products decreased 9.5% from second quarter 2004 and comprised 5.7% of total product sales this quarter compared to 6.8% in second quarter 2004.

Cost of sales amounted to 72.7% of sales for second quarter 2005 and 2004. Manufacturing costs, benefiting from better productivity and increased sales volume, decreased as a percent of sales. In addition, certain accrued insurance obligations were adjusted by approximately $1.2 million during the second quarter of 2005 to reflect current exposures, reducing manufacturing expense by 0.8% of sales. Lower manufacturing costs, product improvements, and price increases implemented by the Company during the second half of 2004 combined to mitigate the effects of higher material prices in 2005.

Selling and administrative expenses amounted to 17.2% of sales for second quarter 2005, decreasing from 17.8% for the same period last year. Administrative expenses were slightly lower for second quarter 2005 compared to the same period in 2004. The Company continues to improve the operating margin by increasing sales without adding significant selling and administrative expenses.

Six Months Ended July 2, 2005 versus Six Months Ended July 3, 2004

Net sales for the first six months of 2005 were $348.9 million, increasing 10.2% from net sales of $316.5 million for the first six months of 2004. Sales of electric motor products in the first six months of 2005 were up 13.6% from the same period in 2004 and comprised 78.7% of total product sales in 2005 compared to 76.5% in 2004. Sales of drives products grew 1.5% for the first half of 2005 when compared to the same period of 2004. Drives products accounted for 15.9% of total product sales in the first six months of 2005, versus 17.3% in the comparable period of 2004. Sales of generator products were down 4.8% from the first half of 2004 and comprised 5.4% of total product sales for the first six months compared to 6.2% in same period of 2004.

Cost of sales increased to 72.8% of sales for the first half of 2005 from 72.6% during the same period of 2004. Improvements in manufacturing costs resulting from increased productivity and higher sales volume, along with product improvements and price increases mitigated but did not completely overcome the effects of increased materials prices. During the first six months of 2005, certain contingent liabilities were adjusted by approximately $1.9 million, reducing manufacturing costs by 0.5% of sales.

Selling and administrative expenses amounted to 17.3% of sales in the six months ended July 2, 2005, improving from 18.2% for the six months ended July 3, 2004. Freight and warranty costs as a percentage of sales were slightly lower in 2005 compared to 2004. Administrative expenses were approximately $200,000 lower for first half of 2005 compared to the same period in 2004. The remainder of improvement resulted from the Company’s ability to support increased sales volume with little additional overhead.

Liquidity and Capital Resources

Net cash flows from operations amounted to approximately $16.6 million for the six-month periods ended July 2, 2005, and July 3, 2004. Customer accounts receivables increased $9.8 million during the first six months of 2005 compared to an increase of $21.0 million in the first six months of 2004. Inventories increased $1.4 million in 2005 compared to $6.1 million in 2004. Accounts payable increased $1.5 million in 2005 compared to an increase of $12.8 million in 2004. While sales growth during the first half of 2005 required less investment in accounts receivable and inventories than the first half of 2004, timing of accounts payable and accrued expenses utilized more operating cash in 2005 than in 2004. There were no other significant fluctuations in the components of net cash flows that were inconsistent with normal balance sheet fluctuations and results of operations. The Company utilized cash flows from operations and a portion of accumulated cash balances to fund property, plant and equipment additions of approximately $8.8 million during the first half of 2005 and $6.1 million in the first half of 2004.

Dividends were paid to shareholders amounting to $10.0 million and $9.2 million during the first six months of 2005 and 2004, respectively. During the first half of 2005, the Company repurchased 33,000 shares of common stock for approximately $851,000.

Total long-term debt was $104.0 million at July 2, 2005, and January 1, 2005. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants during all of the periods presented in this report. The Company’s principal source of liquidity is operating cash flows. Accordingly, the Company is dependent primarily on continued demand for its products and collectibility of receivables from its customers. The Company’s broad base of customers and industries served, as well as its position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on the Company’s sales or collectibility of receivables. As a result, the Company expects that its foreseeable cash needs for operations and capital expenditures will continue to be met through operating cash flows and existing credit facilities.

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

Self-Insurance Liabilities: The Company’s self-insurance programs include primarily product liability, workers’ compensation and health. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claims experience and risk exposure levels for the periods being valued. During the second quarter of 2005, the Company reduced its estimated health claims liability by approximately $1.4 million to reflect current estimated exposure based on the most recent information available. Further adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended July 2, 2005, the Company repurchased shares of the Company’s common stock in open-market transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #4 Apr 3, 2005 – Apr 30, 2005	12,744	$25.48	12,000	2,973,000
Month #5 May 1, 2005 – May 28, 2005	0	N/A	0	2,973,000
Month #6 May 29, 2005 – Jul 2, 2005	10,154	$25.40	6,000	2,967,000

Total	22,898	$25.45	18,000	2,967,000

(1)	Includes shares repurchased through open-market transactions pursuant to Baldor’s share repurchase program and shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During the second quarter of 2005, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is approximately 1.4% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on April 16, 2005, at which shareholders voted on one proposal. Proposal 1 was the election of three Directors to the Company’s Board of Directors for terms expiring in 2008. The following is a list of the Board slate of nominees (who were the only nominees) each of whom were elected and the results of shareholder voting on Proposal 1:

Proposal 1	Votes For	Votes Withheld	Abstentions and Broker Non-votes
Jefferson W. Asher, Jr.	29,509,565	480,073	0
Richard E. Jaudes	27,907,582	2,082,056	0
Robert J. Messey	28,456,794	1,532,844	0

The remaining board members are listed below and each is expected to serve out his respective term:

Merlin J. Augustine, Jr.	John A. McFarland	Robert L. Qualls
Roland S. Boreham, Jr.	Robert L. Proost	Barry K. Rogstad

Item 6. Exhibits

a.	Exhibit Number	Description
	31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY
(Registrant)

Date: August 9, 2005	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)