Form 10-Q
period 2005-10-01
BALDOR ELECTRIC CO
filed 2005-11-10
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 01-07284

Baldor Electric Company

Exact name of registrant as specified in its charter

Missouri

State or other jurisdiction of incorporation

43-0168840

IRS Employer Identification No

5711 R. S. Boreham Jr, St

Fort Smith, Arkansas

Zip Code 72901

Address of principal executive offices

479-646-4711

Registrant’s telephone number, including area code

N/A

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes     No ☒

At October 29, 2005, there were 33,139,903 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)			Oct 1, 2005	Jan 1, 2005
ASSETS
Current Assets:
Cash and cash equivalents			$16,544	$12,054
Marketable securities			31,843	32,392
Receivables, less allowance for doubtful accounts of $3,093 and $3,308, respectively			118,375	101,088
Inventories:
Finished products			75,861	81,078
Work in process			12,618	12,239
Raw materials			60,487	59,732

			148,966	153,049
LIFO valuation adjustment			(34,256)	(31,544)

			114,710	121,505
Prepaid expenses			2,790	3,920
Other current assets and deferred income taxes			24,038	26,786

Total Current Assets			308,300	297,745
Property, Plant and Equipment:
Land and improvements			7,026	6,126
Buildings and improvements			56,020	60,179
Machinery and equipment			315,150	303,281
Accumulated depreciation and amortization			(240,233)	(232,376)

Net Property, Plant and Equipment			137,963	137,210
Other Assets:
Goodwill			62,785	62,785
Other			4,886	3,820

Total Assets			$513,934	$501,560

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable			$44,019	$39,075
Employee compensation			10,162	7,825
Profit sharing			6,347	6,885
Accrued warranty costs			5,843	6,335
Accrued insurance obligations			9,878	11,613
Dividends payable			0	4,959
Other accrued expenses			7,247	6,037
Income taxes payable			6,453	1,871

Total Current Liabilities			89,949	84,600
Long-Term Obligations			99,418	104,025
Deferred Income Taxes			28,756	29,320

Total Liabilities			218,123	217,945
Shareholders' Equity:
Preferred stock, $.10 par value
Authorized shares:	5,000,000
Issued and outstanding shares: None
Common stock, $.10 par value
Authorized shares:	150,000,000
Issued shares:	Oct 1, 2005	Jan 1, 2005
	40,685,169	40,423,054	4,068	4,042
Outstanding shares:	Oct 1, 2005	Jan 1, 2005
	33,178,621	33,109,762
Additional capital			66,166	61,117
Retained earnings			369,321	354,696
Accumulated other comprehensive (loss) income			(1,571)	1,050
Treasury stock, at cost:	Oct 1, 2005	Jan 1, 2005
	7,506,548	7,313,292	(142,173)	(137,290)

Total Shareholders' Equity			295,811	283,615

Total Liabilities and Shareholders' Equity			$513,934	$501,560

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004

Net sales	$190,019	$168,832	$538,907	$485,350
Cost of goods sold	137,197	124,093	391,014	353,807

Gross Profit	52,822	44,739	147,893	131,543

Selling and administrative	32,151	28,744	92,430	86,441

Operating Profit	20,671	15,995	55,463	45,102

Other income	567	467	1,349	1,415
Profit sharing expense	2,377	1,844	6,347	5,160
Interest expense	1,091	758	2,954	2,241

Earnings before income taxes	17,770	13,860	47,511	39,116
Income taxes	6,609	5,128	17,617	14,473

Net Earnings	$11,161	$8,732	$29,894	$24,643

Net earnings per share-basic	$0.34	$0.27	$0.90	$0.75

Net earnings per share-diluted	$0.33	$0.26	$0.89	$0.74

Weighted average shares outstanding-basic	33,203	32,957	33,186	32,930

Weighted average shares outstanding-diluted	33,728	33,419	33,762	33,422

Dividends declared and paid per common share	$0.16	$0.14	$0.46	$0.42

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(in thousands)	Oct 1, 2005	Oct 2, 2004
Operating activities:
Net earnings	$29,894	$24,643
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on sales of marketable securities	32	32
Depreciation	12,032	12,970
Amortization	1,509	1,404
Deferred income taxes	(1,634)	(1,455)
Changes in operating assets and liabilities:
Increase in receivables	(17,287)	(24,208)
Decrease (increase) in inventories	6,795	(8,508)
Decrease in other current assets	3,993	6,859
Increase in other assets, net	(3,697)	(1,992)
Increase in accounts payable	4,944	11,676
Decrease in accrued expenses and other liabilities	(4,177)	(3,615)
Increase in income taxes payable	4,582	7,839

Net cash provided by operating activities	36,986	25,645

Investing activities:
Additions to property, plant and equipment	(12,466)	(8,372)
Marketable securities purchased	(7,458)	(21,790)
Marketable securities sold	7,504	20,342

Net cash used in investing activities	(12,420)	(9,820)

Financing activities:
Additional long-term obligations	0	3,000
Reduction of long-term obligations	(5,000)	(4,257)
Dividends paid	(15,268)	(13,835)
Unexpended debt proceeds	0	396
Common stock repurchased	(2,806)	0
Stock option plans	2,998	1,980

Net cash used in financing activities	(20,076)	(12,716)

Net increase in cash and cash equivalents	4,490	3,109
Beginning cash and cash equivalents	12,054	10,635

Ending cash and cash equivalents	$16,544	$13,744

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

October 1, 2005

NOTE A — Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 1, 2005, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

The Company uses derivatives to moderate the commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. Net reductions recognized in cost of sales, related to cash flow hedges, in the third quarter 2005 and 2004 amounted to approximately $1.2 million and $0.2 million, respectively, and for the first nine months of 2005 and 2004 amounted to $3.4 million and $3.8 million, respectively.

At October 1, 2005, and January 1, 2005, the Company had derivative related balances with a fair value of approximately $1.1 million and $2.7 million, respectively, recorded in other current assets. The Company had corresponding net after-tax gains of approximately $0.7 million and $1.6 million recorded in accumulated other comprehensive income at October 1, 2005, and January 1, 2005, respectively. The Company expects that the net after-tax gains, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

Comprehensive Income

Total comprehensive income was approximately $10.7 million and $9.8 million for the third quarter of 2005 and 2004, respectively, and was approximately $27.3 million and $23.6 million for the first nine months of 2005 and 2004, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
(in thousands)	Oct 1, 2005	Oct 2, 2004
Net earnings	$11,161	$8,732
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(136)	342
Reclassification adjustment for losses included in net income	0	19
Net change in current period hedging transactions	(266)	904
Foreign currency translation adjustment	(81)	(154)

Other comprehensive (loss) income, net of tax	(483)	1,111

Total comprehensive income	$10,678	$9,843

	Nine months Ended
(in thousands)	Oct 1, 2005	Oct 2, 2004
Net earnings	$29,894	$24,643
Other comprehensive loss, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding losses arising during period	(317)	(70)
Reclassification adjustment for losses included in net income	20	20
Net change in current period hedging transactions	(943)	(499)
Foreign currency translation adjustment	(1,381)	(473)

Other comprehensive loss, net of tax	(2,621)	(1,022)

Total comprehensive income	$27,273	$23,621

Product Warranties

The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves during the three and nine months ended October 1, 2005, are as follows:

(in thousands)	Balance at	Charges to Costs and Expenses	Deductions	Balance at
	Jul 2, 2005			Oct 1, 2005
Quarter	$6,030	$1,194	($1,381)	$5,843
	Jan 1, 2005			Oct 1, 2005
YTD	$6,335	$3,832	($4,324)	$5,843

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

	Three Months Ended
(in thousands, except per share data)	Oct 1, 2005		Oct 2, 2004
Net earnings, as reported	$11,161		$8,732
Add: Stock-based compensation expense included in reported net income, net of tax effects, including options issued at a discount	468		47
Less: Stock-based compensation expense determined under fair value method, net of related tax effects	(419)		(161)

Pro forma net earnings	$11,210		$8,618

Earnings per share:	Basic	Diluted	Basic	Diluted

Reported	$0.34	$0.33	$0.27	$0.26
Pro forma	$0.34	$0.33	$0.26	$0.26

	Nine months Ended
(in thousands, except per share data)	Oct 1, 2005		Oct 2, 2004
Net earnings, as reported	$29,894		$24,643
Add: Stock-based compensation expense included in reported net income, net of tax effects, including options issued at a discount	830		113
Less: Stock-based compensation expense determined under fair value method, net of related tax effects	(1,234)		(470)

Pro forma net earnings	$29,490		$24,286

Earnings per share:	Basic	Diluted	Basic	Diluted

Reported	$0.90	$0.89	$0.75	$0.74
Pro forma	$0.89	$0.87	$0.74	$0.73

Segment Reporting

The Company has only one reportable segment.

Self-Insurance Liabilities

The Company’s self-insurance programs cover primarily exposure to product liability, workers’ compensation and health. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claims experience and risk exposure levels. Future adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

NOTE B — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended
(in thousands, except per share data)	Oct 1, 2005	Oct 2, 2004
Numerator Reconciliation:
Net earnings	$11,161	$8,732

Denominator Reconciliation:
Weighted average shares – basic	33,203	32,957
Effect of dilutive securities – stock options	525	462

Weighted average shares – diluted	33,728	33,419

Basic earnings per share	$0.34	$0.27

Diluted earnings per share	$0.33	$0.26

	Nine months Ended
(in thousands, except per share data)	Oct 1, 2005	Oct 2, 2004
Numerator Reconciliation:
Net earnings	$29,894	$24,643

Denominator Reconciliation:
Weighted average shares – basic	33,186	32,930
Effect of dilutive securities – stock options	576	492

Weighted average shares – diluted	33,762	33,422

Basic earnings per share	$0.90	$0.75

Diluted earnings per share	$0.89	$0.74

NOTE C — Credit Facilities

The Company has a loan agreement (“the facility”) with a bank, which provides the Company up to $60 million of borrowing capacity, which was renewed March 5, 2004. The facility is secured with the Company’s trade accounts receivable and matures February 1, 2007. The Company utilizes a wholly-owned special purpose entity (SPE) to securitize the receivables. The SPE has no other purpose other than the securitization and is consolidated in the Company’s financial statements. Interest is calculated at a relevant commercial paper rate plus applicable margin. At October 1, 2005, the Company had outstanding borrowings on the facility amounting to $45.0 million at an interest rate of 3.52%.

NOTE D – Commitments and Contingencies

The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects that the ultimate resolution of these actions will not materially affect the Company’s financial position, results of operations, or cash flows.

On July 21, 2005, the Company entered into a five-year operating lease agreement on a new facility in Columbus, Mississippi. Beginning in the fourth quarter of 2006, the Company will have annual operating lease commitments of approximately $0.9 million related to the lease. The new facility will replace the Company’s existing facility in Columbus, Mississippi. During the construction period, the Company will act as construction managers under a construction management agreement. In accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”, during the construction period, the Company has a maximum guarantee of 89.9% of the construction costs to date. As of October 1, 2005, the construction costs to date are approximately $1.4 million. As the likelihood of making any payments on this guarantee is remote, no liability has been accrued. As part of the lease agreement, the Company is subject to an 82% residual value guarantee at the end of the lease term in the event the value of the property has decreased. The maximum potential liability under the residual value guarantee would be approximately $13.6 million should the property become worthless by the end of the lease term. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has recorded a liability of approximately $0.4 million, which represents the fair value of the guarantee, based on a probability-weighted calculation of the expected value of the property at the end of the lease term. The liability is classified in long-term obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for the third quarter of 2005 increased to $11.2 million or $0.33 per diluted share from $8.7 million or $0.26 per diluted share for the third quarter of 2004. Operating margin for third quarter 2005 improved to 10.9% compared to 9.5% for third quarter 2004.

Net earnings for the first nine months of 2005 increased to $29.9 million or $0.89 per diluted share from $24.6 million or $0.74 per diluted share for the first nine months of 2004. Operating margin for the first nine months of 2005 improved to 10.3% compared to 9.3% for first nine months of 2004.

Third quarter 2005 versus Third quarter 2004

Net sales for third quarter 2005 were $190.0 million, growing 12.5% from third quarter 2004 net sales of $168.8 million. Sales of industrial motor products in third quarter 2005 were up 15.8% from third quarter 2004 and comprised 76.1% of total product sales in 2005 compared to 74.0% in 2004. Sales of drives products decreased 16.0% for the quarter when compared to third quarter 2004. Drives products accounted for 13.1% of total product sales in third quarter 2005, compared to 17.5% in third quarter 2004. Management expects that the recent introduction of new products, including the H2® generation of drives, will result in improved sales in this product line in the fourth quarter and forward. Sales of generator products increased 43.6% from third quarter 2004 and comprised 10.8% of total product sales this quarter compared to 8.5% in third quarter 2004. Approximately half of the increase in generator sales was attributable to the hurricanes of 2005. The remainder of this increase was from broad-based growth across the generator product lines as awareness of the need for backup power has increased.

Cost of sales improved to 72.2% of sales for third quarter 2005 from 73.5% in third quarter 2004. Manufacturing costs, benefiting from better productivity and increased sales volume, decreased as a percent of sales. Lower manufacturing costs, product improvements, and price increases implemented by the Company during the second half of 2004 combined to mitigate the effects of higher material prices in third quarter 2005. Due to the continued increase in energy and material prices, the Company has implemented a 5% price increase on motors to be effective beginning in November 2005.

Selling and administrative expenses amounted to 16.9% of sales for third quarter 2005, decreasing from 17.0% for the same period last year. The Company continues to improve the operating margin by supporting increasing sales without adding significant selling and administrative expenses.

Nine months Ended October 1, 2005 versus Nine months Ended October 2, 2004

Net sales for the first nine months of 2005 were $538.9 million, increasing 11.0% from net sales of $485.4 million for the first nine months of 2004. Sales of industrial motor products in the first nine months of 2005 were up 14.2% from the same period in 2004 and comprised 77.8% of total product sales in 2005 compared to 75.7% in 2004. Sales of drives products were down 4.6% for the first nine months of 2005 compared to the same period of 2004. Drives products accounted for 14.9% of total product sales in the first nine months of 2005, versus 17.3% in the comparable period of 2004. Sales of generator products were up 15.5% from the first nine months of 2004 and comprised 7.3% of total product sales for the first nine months compared to 7.0% in same period of 2004.

Cost of sales decreased to 72.6% of sales for the first nine months of 2005 from 72.9% during the same period of 2004. Improvements in manufacturing costs resulting from increased productivity and higher sales volume, along with product improvements and price increases mitigated the effects of increased materials prices.

Selling and administrative expenses amounted to 17.2% of sales in the nine months ended October 1, 2005, improving from 17.8% for the nine months ended October 2, 2004. Continued focus on improving efficiencies and controlling costs has facilitated our ability to support increasing sales without incurring significant additional selling and administrative costs.

Plant Facilities

During the third quarter 2005, construction began on a new plant facility in Columbus, Mississippi. When completed, Baldor will lease the facility under an operating lease agreement. The new facility will replace the Company’s existing facility in Columbus and provide additional efficiencies and capacity. Lease commitments under the agreement are described in “Note D – Commitments and Contingencies” contained herein under “Notes to Unaudited Condensed Consolidated Financial Statements”.

Liquidity and Capital Resources

Net cash flows from operations amounted to approximately $37.0 million and $25.6 million for the nine-month periods ended October 1, 2005, and October 2, 2004, respectively. Customer accounts receivables increased $17.3 million during the first nine months of 2005 compared to an increase of $24.2 million in the first nine months of 2004. Inventories decreased $6.8 million in 2005 compared to an increase of $8.5 million in 2004. Accounts payable increased $4.9 million in 2005 compared to an increase of $11.7 million in 2004. There were no significant fluctuations in the components of net cash flows that were inconsistent with normal balance sheet fluctuations and results of operations. The Company utilized cash flows from operations and a portion of accumulated cash balances to fund property, plant and equipment additions of approximately $12.5 million during the first nine months of 2005 and $8.4 million in the first nine months of 2004. Dividends were paid to shareholders amounting to $15.3 million and $13.8 million during the first nine months of 2005 and 2004, respectively. Long-term debt was reduced $5 million during third quarter 2005 compared to $0.5 million during third quarter 2004. During the first nine months of 2005, the Company repurchased 113,000 shares of common stock for approximately $2.8 million. No shares were repurchased in the first nine months of 2004.

Total long-term debt was $99.0 million at October 1, 2005, compared to $104.0 million at January 1, 2005. The Company’s credit agreements contain various covenants. The Company was in compliance with these covenants during all of the periods presented in this report. The Company’s principal source of liquidity is operating cash flows. Accordingly, the Company is dependent primarily on continued demand for its products and collectibility of receivables from its customers. The Company’s broad base of customers and industries served, as well as its position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on the Company’s sales or collectibility of receivables. As a result, the Company expects that its foreseeable cash needs for operations and capital expenditures will continue to be met through operating cash flows and existing credit facilities.

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

Self-Insurance Liabilities: The Company’s self-insurance programs include primarily product liability, workers’ compensation and health. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claims experience and risk exposure levels. Future adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) is a revision of SFAS No. 123, and supersedes APB 25. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In accordance with SFAS No. 123(R), the cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS 123(R) no later than January 1, 2006. While we are currently evaluating the impact SFAS 123(R) will have on our financial results, we do not expect the impact to differ materially from the pro forma disclosures currently required by FAS 123 and described herein under “Stock-based Compensation”.

Forward-looking Statements

This document contains statements that are forward-looking, i.e., not historical facts. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “expected”, “expects”, “anticipated”, “estimated”, “future”, “may”, “will”, “believes”, “forward”, “foreseeable”, “estimates”, “assumptions”, “could”, “judgment”, “would”, “anticipate”, “continues”, “likely”, “intends”) are based on the Company’s current expectations and some of them are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) changes in economic conditions, (ii) developments of new initiatives by our competitors in the markets in which we compete, (iii) fluctuations in the costs of select raw materials, (iv) the success in increasing sales and maintaining or improving the operating margins of the Company, and (v) other factors including those identified in the Company’s press releases and other filings made from time-to-time with the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s most recent annual report (as well as the Company’s Form 10-K and other reports filed with the Securities and Exchange Commission) containing a discussion of the Company’s business and of various factors that may affect it. The Company does not undertake any obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in commodity prices, interest rates, and foreign exchange rates. To maintain stable pricing for its customers, the Company enters into various hedging transactions as described below.

As a purchaser of certain commodities, primarily copper, aluminum, and steel, the Company periodically utilizes commodity futures and options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure materials. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts meeting this risk reduction and correlation criteria are recorded using hedge accounting, as described in “Note A – Significant Accounting Policies” contained herein under “Notes to Unaudited Condensed Consolidated Financial Statements”.

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

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended October 1, 2005, the Company repurchased shares of the Company’s common stock in open-market transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #7 Jul 3, 2005 – Jul 30, 2005	9,000	$25.17	9,000	2,958,000

Month #8 Jul 31, 2005 – Aug 27, 2005	80,162	$24.87	27,000	2,931,000

Month #9 Aug 28, 2005 – Oct 1, 2005	44,616	$24.51	44,000	2,887,000

Total	133,778	$24.77	80,000	2,887,000

(1)

Includes shares repurchased through open-market transactions pursuant to Baldor’s share repurchase program and shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During the third quarter of 2005, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is approximately 1.2% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

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

BALDOR ELECTRIC COMPANY (Registrant)

Date: November 10, 2005	By:	/s/ Ronald E. Tucker
Ronald E. Tucker President, Chief Financial Officer & Secretary (on behalf of the Registrant and as Principal Financial Officer)