Form 10-K
period 2005-12-31
BALDOR ELECTRIC CO
filed 2006-03-10
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 01-07284

Baldor Electric Company

Exact name of registrant as specified in its charter

Missouri	43-0168840
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

5711 R. S. Boreham, Jr. St Fort Smith, Arkansas	72901
Address of principal executive offices	Zip Code

479-646-4711

Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant based on the closing price on July 2, 2005, was $695,472,894.

At February 25, 2006, there were 33,110,338 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005 (the “2005 Annual Report to Shareholders”), are incorporated by reference into Part I and Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2006 (the “2006 Proxy Statement”), are incorporated by reference into Part III.

PART I

Item 1. Business

Forward-looking Statements

This annual report and other written reports and oral statements made from time to time by Baldor and its representatives may contain forward-looking statements. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “believe”, “could”, “may”, “potential”, “will”, “expect”, “anticipate”, “continue”, “becomes”, “would”, “projected”, “forecasted”, “estimate”, or any grammatical forms of these words) are based on the management’s current expectations and some of them are subject to risks and uncertainties, including but not limited to those risk factors identified in Item 1A. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, but are not limited to, the following: (i) changes in economic conditions, (ii) developments or new initiatives by our competitors in the markets in which we compete, (iii) fluctuations in the costs of select raw materials, (iv) the success in increasing sales and maintaining or improving operating margins, and (v) other factors including those identified in the Baldor’s filings made from time to time with the Securities and Exchange Commission.

General

Baldor Electric Company (“Baldor” or the “Company”) was incorporated in Missouri in 1920. The Company operates in the electric motor, drive and generator segment of the electrical equipment industry. Baldor has made several small acquisitions; however, the majority of its growth has come internally through broadening its markets and product lines.

Products

The AC motor product line presently ranges in size from 1/50 up to 1500 horsepower. The DC motor product line presently ranges from 1/50 through 800 horsepower. The adjustable speed controls product line ranges from 1/50 to 900 horsepower. The Company’s industrial control products include servo products, DC controls, position controls, and inverter and vector drives. With these products, the Company provides its customers the ability to purchase a “drive” from one manufacturer. Baldor defines a “drive” as an industrial motor and an electronic control. The Company’s power generator line ranges from 1.3 kilowatts to 2000 kilowatts. Sales of industrial electric motors represented approximately 78% of the Company’s business in 2005, 76% in 2004, and 78% in 2003. Almost all of the remaining sales were comprised of power generators, drives, speed reducers, industrial grinders, buffers, polishing lathes, stampings, castings, and repair parts.

Baldor’s industrial products are designed, manufactured, and marketed for general purpose uses (“stock products”) and to individual customer requirements and specifications (“custom products”). Stock products represented approximately 61% of total product sales in 2005, 60% in 2004, and 62% in 2003. Most stock product sales are to customers who place their orders for immediate shipment from current inventory. Custom products generally are shipped within two weeks from the date of order.

Sales and Marketing

The products of the Company are marketed throughout the United States and in more than 60 foreign countries. The Company’s field sales organization, comprised of independent manufacturer’s representatives and Company sales personnel, consists of more than 70 locations. There are 43 locations in North America and the rest of the Company’s representatives are located in various parts of the world including Europe, Latin America, Australia, India, and the Far East.

Custom products and stock products are sold to original equipment manufacturers (“OEMs”) and to independent distributors for resale, often as replacement components in industrial machinery that is being modernized or upgraded for improved performance.

Competition

The Company faces substantial competition in all markets served. Some of the Company’s competitors are larger in size or are divisions of large diversified companies and have substantially greater financial resources. The Company competes by providing its customers better value through product quality and efficiency and better services, including product availability, shorter lead-times, on-time delivery, local support, product literature, and training.

The Company is not aware of any industry-wide statistics from which it can precisely determine its relative position in the industrial electric motor industry. In the United States certain industry statistics are available from the U.S. Department of Commerce and the National Electrical Manufacturers Association. However, these sources do not include all competitors or all sizes of motors. The Company believes that its share of the domestic market has increased over the past several years.

Manufacturing

The Company manufactures many of the components used in its products, including laminations, stamped steel parts, and aluminum die castings. Manufacturing many of its own components permits the Company to better manage cost, quality, and availability. In addition to manufacturing components, the Company’s motor manufacturing operations include machining, welding, winding, assembling, and finishing operations.

The raw materials necessary for the Company’s manufacturing operations are available from several sources. These materials include steel, copper wire, gray iron castings, aluminum, insulating materials, electronic components, and combustion engines. Many of these materials are purchased from more than one supplier. The Company believes that alternative sources are available for such materials.

Research and Engineering

The Company’s design and development of electric motors, drives and generators include both the development of products, which extend the product lines, and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Costs associated with research, new product development, and product and cost improvements are expensed when incurred and amounted to approximately $24.4 million in 2005, $25.4 million in 2004, and $21.9 million in 2003.

Environment

Compliance with laws relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on capital expenditures, earnings, or the financial position of the Company and is not expected to have a material effect in the future.

Employees

As of February 25, 2006, the Company had 3,841employees.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

International Sales

International sales (foreign affiliates and exports) were approximately 14% of total sales in 2005, 16% of total sales in 2004, and 15% of total sales in 2003. Additional information about international sales contained in the 2005 Annual Report to Shareholders under the caption “Note J – Foreign Operations” is incorporated herein by reference. The majority of international sales are from products produced in the United States and exported.

The Company’s products are distributed in more than 60 foreign countries, principally in Canada, Mexico, Europe, Australia, the Far East, and Latin America. Baldor’s wholly-owned affiliate, Baldor UK Ltd., has sales offices and a development and manufacturing facility in the UK. Baldor and its affiliates in Europe have sales offices in Germany and Switzerland. The Company also wholly owns Australian Baldor Pty. Limited that has locations in Sydney and Melbourne. The Company wholly owns Baldor Electric (Asia) Pte. Ltd. located in Singapore and Baldor Japan Corporation located in Yokohama, Japan, and has sales offices in Taiwan, Korea, and China. The Company also wholly owns Baldor de Mexico, S.A. de C.V. located in Leon, Mexico.

The Company believes that it is in a position to act on global opportunities as they become available. The Company also believes that there are additional risks attendant to international operations, including currency fluctuations and possible restrictions on the movement of funds. However, these risks have not had a significant effect on the Company’s business.

Access to Filings on Company Website

The Company makes available its Forms 10-K, 10-Q, 8-K, and amendments thereto, on its corporate website when filed with the SEC. These filings, along with the Company’s Annual Reports to Shareholders, Proxy Statements, Code of Ethics for Certain Executives, and certain other corporate governance documents may be viewed online free of charge by accessing the Company’s website at www.baldor.com and selecting the Investor Relations section.

Item 1A. Risk Factors

The most significant risk factors related to the Company’s business are as follows:

1.	The Company’s future results are subject to fluctuations in the price of raw materials. The principal raw materials used to produce our products are steel, copper and aluminum. The prices of those raw materials are susceptible to significant fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances. If the Company is unable to mitigate raw materials price increases through product design improvements, price increases to its customers, and hedging transactions, future profitability could be adversely affected.

2.	The Company’s future results may be impacted by the effects of, and changes in, worldwide economic conditions. The Company’s business may be adversely affected by factors in the United States and other countries that are beyond its control, such as an economic downturn in a specific country or region, or in the various industries the Company serves; social or political conditions in a specific country or region; or potential adverse changes in tax laws in the jurisdictions in which the Company operates.

3.	The Company’s results are affected by competitive conditions and customer preferences. The Company operates in markets that are highly competitive. Some of the Company’s competitors are larger in size or are divisions of large diversified company’s and have substantially greater financial resources. Demand for the Company’s products may be affected by the Company’s ability to introduce new, redesigned, and customized products to meet changing customer expectations and requirements; the Company’s ability to respond timely to downward pricing pressure to stay competitive; and changes in customer order patterns.

4.	The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The Company from time to time is party to legal and regulatory proceedings in the normal course of business. The outcome of legal proceedings could differ from the Company’s expectations since the outcomes of litigation, including regulatory matters, are sometimes difficult to predict. As a result, the Company could be required to change current estimates of liabilities as litigation matters develop. Changes in these estimates could have an adverse affect on the Company’s results of operations.

5.	The Company’s total assets include goodwill. If the Company determines that goodwill has become impaired in the future, net income could be adversely affected. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. The Company reviews goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write down or impairment of goodwill could have a material adverse affect on the Company’s financial results.

6.	The Company’s future results may be affected by environmental, health and safety laws, and regulations. The Company is subject to various laws and regulations relating to the protection of the environment and human health and safety and has incurred and will continue to incur capital and other expenditures to comply with those regulations. Failure to comply with certain regulations could subject the Company to future liabilities, fines or penalties or the suspension of production. In addition the Company incurs, in the normal course of business, various remediation expenses related to its manufacturing sites, none of which is expected to be material. If remediation obligations were to increase beyond the Company’s expectations or if the Company incurred fines, penalties, or suspension of production, future results could be adversely affected.

Item 1B. Unresolved Staff Comments

There are no unresolved written SEC staff comments regarding our periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties

The Company believes that its facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table contains information with respect to the Company’s properties.

LOCATION	PRIMARY USE	AREA (SQ. FT.)
Fort Smith, AR	AC motor production	384,969
	Distribution and service center	208,000
	Administration and engineering offices	79,675
	Aluminum die casting	79,330
	Drives production center	162,000

St. Louis, MO	Metal stamping and engineering toolroom	187,385

Columbus, MS	AC motor production	156,000	(a)

Westville, OK	AC and DC motor production	207,250

Fort Mill, SC	DC motor, AC motor, and tachometer production	108,000

Clarksville, AR	Subfractional AC and DC motors, gear motors, worm-gear speed reducers, and tachometer production	165,735	(a)

Ozark, AR	AC motor production	151,783

Four other domestic locations	Metal stamping and motor, drives, and generator production	256,400

15 foreign locations	Sales and distribution centers and electronic controls production	117,579	(b)

		2,264,106

(a)	This property is leased.
(b)	Of this amount, approximately 90,000 sq. ft. is leased.

The Company also has approximately 350,000 sq. ft. of space available for expansion, currently fully leased to outside firms.

Item 3. Legal Proceedings

The Company is party to a number of legal proceedings incidental to its business, none of which is deemed to be material to its operations or business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information under the captions “Ticker”, “Dividends Paid”, “Common Stock Price Range”, and “Shareholders” of the 2005 Annual Report to Shareholders, is incorporated herein by reference. Information about equity compensation plans not approved by security holders contained in the 2005 Annual Report to Shareholders under the caption “Note I - Stock Plans” is incorporated herein by reference. The following table contains information regarding the number of shares of common stock that may be issued pursuant to the Company’s equity compensation plans as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	2,392,243	$20.83	571,154
Equity compensation plans not approved by security holders	104,052	$22.29	97,691

Total	2,496,295	$20.89	668,845

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended December 31, 2005, the Company repurchased shares of the Company’s common stock in open-market transactions as summarized in the table below.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #10
Oct 2, 2005 – Oct 29, 2005	47,200	$24.39	45,000	2,842,000
Month #11
Oct 30, 2005 – Nov 26, 2005	79,244	$25.13	55,000	2,787,000
Month #12
Nov 27, 2005 – Dec 31, 2005	100,820	$26.15	87,231	2,699,769

Total	227,264	$25.43	187,231	2,699,769

(1)	Includes shares repurchased through open-market transactions pursuant to Baldor’s share repurchase program, private repurchase transactions, and shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During the fourth quarter of 2005, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Managers equaled the fair market value on the date of the grant. The total amount of shares granted under the DM Plan is approximately 1% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 6. Selected Financial Data

Information concerning net sales, net earnings, net earnings per share, dividends per share, long-term obligations, and total assets for the years ended 1995 through 2005 is contained under the caption “Eleven-Year Summary of Financial Data” of the 2005 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information under the sub-caption “Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company under the captions “Consolidated Balance Sheets”, “Consolidated Statements of Earnings”, Consolidated Statements of Cash Flows”, and Consolidated Statements of Shareholders’ Equity”, and related “Notes to Consolidated Financial Statements” of the 2005 Annual Report to Shareholders are incorporated herein by reference. Also incorporated herein by reference from the 2005 Annual Report to Shareholders is the information found under captions “Report of Independent Registered Public Accounting Firm”, “Report of Management on Responsibility for Financial Reporting”, and the “Summary of Quarterly Results of Operations (Unaudited)”.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosures Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company, under the supervision and with the participation of management, including the principal executive officer and principal financial officer evaluated as of December 31, 2005, the effectiveness of this system of disclosure controls and procedures, and has concluded that such disclosure controls and procedures were effective as of that date.

Internal Control Over Financial Reporting

Management’s assessment, and the attestation report of the Company’s independent registered public accounting firm, of the effectiveness of the Company’s internal control over financial reporting are incorporated herein by reference from the “Report of Management on Internal Control over Financial Reporting” of the 2005 Annual Report to Shareholders and “Report of Independent Registered Public Accounting Firm” of the 2005 Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date of management’s assessment.

Item 9B. Other Information

On November 6, 2005, the Company approved a Bonus Plan for Executive Officers to be implemented for the Company’s fiscal year 2006. The participants in this Bonus Plan will be the executive officers of the Company for fiscal year 2006. The formula used in the Bonus Plan is comprised of two independent components. Each component provides 50% of the bonus. Component 1 is based on the Company’s sales plan for fiscal year 2006 and Component 2 is based on the Company’s pre-tax earnings plan for fiscal year 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information contained in the 2006 Proxy Statement under the captions “Proposal 1 - Election of Directors”, “Code of Ethics”, “Statement of Director Independence”, “Statement of Audit Committee Member Independence and Financial Expertise”, and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The current executive officers of the Company, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

Name	Age	Position	Served as Officer Since
John A. McFarland	54	Chairman and Chief Executive Officer	1990

Ronald E. Tucker	48	President, Chief Financial Officer and Secretary	1997

Randall P. Breaux	43	Vice President – Marketing	2001

Roger V. Bullock	56	Vice President – Drives	2002

Randy L. Colip	47	Vice President – Sales	1997

Charles H. Cramer	61	Vice President – Human Resources	1984

Gene J. Hagedorn	59	Vice President – Materials	1994

Jeffrey R. Hubert	52	Vice President – Sales	2002

Tracy L. Long	40	Vice President – Investor Relations and Assistant Secretary	2003

L. Edward Ralston	36	Vice President – Finance and Treasurer	2005

Ronald W. Thurman	51	Vice President – Engineering	2005

Randal G. Waltman	56	Vice President – Operations	1997

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

Item 11. Executive Compensation

Information contained in the 2006 Proxy Statement under the caption “Executive Compensation”, except for the information contained in the sub-captions “Board Report on Executive Compensation” and “Performance Graph”, is incorporated herein by reference. Information contained in the 2006 Proxy Statement under the caption “Proposal 1 – Election of Directors” paragraph headed “Director Compensation” is also incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership by officers, directors, and beneficial owners of more than five percent of the Company’s Common Stock included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2006 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Certain relationships and related transactions included under the caption “Compensation Committee Interlocks and Insider Participation” of the 2006 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information contained in the 2006 Proxy Statement under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) The following consolidated financial statements of Baldor Electric Company and its Affiliates, included in the 2005 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Report:

• Consolidated Balance Sheets - December 31, 2005 and January 1, 2005

• Consolidated Statements of Earnings - for each of the three years in the period ended December 31, 2005

• Consolidated Statements of Cash Flows - for each of the three years in the period ended December 31, 2005

• Consolidated Statements of Shareholders’ Equity - for each of the three years in the period ended December 31, 2005

• Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedule of Baldor Electric Company and its Affiliates is included in Item 15(c) of this Report:

• Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable.

(3) See Exhibit Index at pages 16-18 of this Report.

(b)	Exhibits

See Exhibit Index at pages 16-18 of this Report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this Report at page 16 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDOR ELECTRIC COMPANY
(Registrant)

By	/s/John A. McFarland
John A. McFarland
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2006

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

SIGNATURE PAGE FOR FORM 10-K FOR YEAR ENDED DECEMBER 31, 2005.

Signature	Title	Date
/s/ John A. McFarland	Chairman,	March 9, 2006
John A. McFarland	Chief Executive Officer, and
Director
(Principal Executive Officer)

/s/ Ronald E. Tucker	President,	March 9, 2006
Ronald E. Tucker	Chief Financial Officer and
Secretary
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Jefferson W. Asher, Jr.	Director	March 9, 2006
Jefferson W. Asher, Jr.

/s/ Merlin J. Augustine, Jr.	Director	March 9, 2006
Merlin J. Augustine, Jr.

/s/ Richard E. Jaudes	Director	March 9, 2006
Richard E. Jaudes

/s/ Robert J. Messey	Director	March 9, 2006
Robert J. Messey

/s/ Robert L. Proost	Director	March 9, 2006
Robert L. Proost

/s/ R. L. Qualls	Director	March 9, 2006
R. L. Qualls

/s/ Barry K. Rogstad	Director	March 9, 2006
Barry K. Rogstad

BALDOR ELECTRIC COMPANY AND AFFILIATES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Deducted from current assets:
Allowance for doubtful accounts

2005	$3,308	$201		$385	(A)	$3,124
2004	$3,870	$—		$562	(A)	$3,308
2003	$4,031	$450		$611	(A)	$3,870

(A)	Uncollectible accounts written off (net of recoveries) during year.

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.		Description
3(i)	*	Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii)	*	Bylaws of Baldor Electric Company (as restated and amended February 7, 2005).

4(i).1	*	Rights Agreement, dated May 6, 1998, between Baldor Electric Company and Wachovia Bank of North Carolina, N.A. (formerly Wachovia Bank & Trust Company, N.A.), as Rights Agent, originally filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K dated May 13, 1988, and refiled as Exhibit 4(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

4(i).2	*	Amendment Number 1 to the Rights Agreement, dated February 5, 1996, filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A/A dated March 21, 1996.

4(i).3	*	Amendment Number 2 to the Rights Agreement, dated June 1, 1999, filed as Exhibit 4(i)(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

10(iii).1	* †	Officers Compensation Plan, originally filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 1988, and refiled as Exhibit 10(iii)(A)(2) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(iii).2	* †	1987 Incentive Stock Plan, originally filed as Appendix A to Registrant’s Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(iii).3	* †	1989 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).4	* †	1994 Incentive Stock Option Plan, as restated and amended at the Company’s Annual Meeting on May 2, 1998, filed as Exhibit 10(iii)A.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

(continued on next page)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

(continued from previous page)

Exhibit No.		Description
10(iii).5	* †	1996 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).6	* †	Stock Option Plan for Non-Employee Directors, as approved by the Company’s Board of Directors on February 5, 2001, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

10(iii).7	* †	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors on November 7, 2004, and the Company’s Board of Directors on November 8, 2004, and filed as Exhibit 10(iii).7 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005.

10(iii).8	†	Bonus Plan for Executive Officers, as approved by the Company’s Compensation & Stock Option Committee of the Board of Directors on November 5, 2005, and the Company’s Board of Directors on November 6, 2005, and filed as Exhibit 10(iii).8 hereto.

11		Computation of Earnings Per Share, incorporated by reference from caption “Note H – Earnings Per Share” of the 2005 Annual Report to Shareholders filed as Exhibit 13.

13		Portions of the 2005 Annual Report to Shareholders. The Annual Report is being filed as an exhibit solely for the purpose of incorporating certain provisions thereof by reference. Portions of the Annual Report not specifically incorporated are not deemed “filed” for the purposes of the Securities Exchange Act of 1934, as amended.

21		Subsidiaries of the Registrant.

23(i)		Consent of Independent Registered Public Accounting Firm.

24		Powers of Attorney (set forth on signature page hereto).

31.1		Certification by Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer
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