Form 10-Q
period 2006-04-01
BALDOR ELECTRIC CO
filed 2006-05-11
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 29, 2006, there were 32,196,494 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)				Apr 1, 2006	Dec 31, 2005
ASSETS
Current Assets
Cash and cash equivalents				$21,755	$11,474
Marketable securities				24,989	32,592
Receivables, less allowances for doubtful accounts of $3,211 in 2006 and $3,124 in 2005				115,870	106,327
Inventories:
Finished products				83,589	76,632
Work in process				12,642	12,670
Raw materials				60,015	60,401

				156,246	149,703
LIFO valuation adjustment				(36,448)	(35,607)

				119,798	114,096
Prepaid expenses				3,473	4,482
Other current assets and deferred income taxes				29,875	27,485

TOTAL CURRENT ASSETS				315,760	296,456
Property, Plant and Equipment
Land and improvements				6,813	6,813
Buildings and improvements				58,989	56,980
Machinery and equipment				319,635	320,340
Allowances for depreciation and amortization				(247,265)	(243,838)

NET PROPERTY, PLANT AND EQUIPMENT				138,172	140,295
Other Assets
Goodwill				63,043	63,043
Other				7,270	6,647

TOTAL ASSETS				$524,245	$506,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable				$46,476	$37,036
Employee compensation				10,110	9,201
Profit sharing				2,330	8,938
Accrued warranty costs				5,586	5,584
Accrued insurance obligations				6,811	7,421
Dividends payable				—	5,295
Other accrued expenses				9,394	9,026
Income taxes payable				7,590	—
Current maturities of long-term obligations				25,000	25,000

TOTAL CURRENT LIABILITIES				113,297	107,501
Long-term obligations				70,025	70,025
Other liabilities				393	393
Deferred income taxes				30,667	29,067
		Apr 1, 2006	Dec 31, 2005
Shareholders’ Equity
Preferred stock, $0.10 par value
Authorized shares:	5,000,000
Issued and outstanding shares:	None
Common stock, $0.10 par value
Authorized shares:	150,000,000
Issued:		41,103,107	40,807,250	4,110	4,081
Outstanding:		33,197,754	33,073,438
Additional capital				74,733	68,562
Retained earnings				383,200	377,154
Accumulated other comprehensive income (loss)				630	(2,390)
Treasury stock:		7,905,353	7,733,812	(152,810)	(147,952)

TOTAL SHAREHOLDERS’ EQUITY				309,863	299,455

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY				$524,245	$506,441

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings

(unaudited)

	Three Months Ended
(in thousands, except per share amounts)	Apr 1, 2006	Apr 2, 2005
Net sales	$192,314	$170,596
Cost of goods sold	139,702	125,829

Gross Profit	52,612	44,767
Selling and administrative	33,456	29,941

Operating Profit	19,156	14,826
Other income, net	118	377
Interest expense	1,255	883

Earnings before income taxes	18,019	14,320
Income tax expense	6,652	5,298

NET EARNINGS	$11,367	$9,022

Net earnings per common share-basic	$0.34	$0.27

Net earnings per common share-diluted	$0.34	$0.27

Weighted-average shares outstanding-basic	33,115	33,170

Weighted-average shares outstanding-diluted	33,627	33,781

Dividends declared and paid per common share	$0.16	$0.15

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(in thousands)	Apr 1, 2006	Apr 2, 2005
Operating activities:
Net earnings	$11,367	$9,022
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) losses on sales of marketable securities	(3)	32
Losses on sales of assets	37	—
Depreciation	4,133	4,141
Amortization	544	504
Deferred income taxes	(3,387)	(3,018)
Share-based compensation expense	339	209
Changes in operating assets and liabilities:
Increase in receivables	(9,543)	(4,078)
Increase in inventories	(6,331)	(5,017)
Decrease in other current assets	6,047	4,889
Increase (decrease) in accounts payable	9,440	(30)
Decrease in accrued expenses and other liabilities	(11,768)	(8,798)
Increase in income taxes payable	7,590	7,053
Decrease (increase) in other assets, net	454	(532)

Net cash provided by operating activities	8,919	4,377

Investing activities:
Additions to property, plant and equipment	(2,571)	(5,374)
Marketable securities purchased	(471)	(2,342)
Marketable securities sold	8,190	6,040

Net cash provided by (used in) investing activities	5,148	(1,676)

Financing activities:
Dividends paid	(5,323)	(4,977)
Common stock repurchased	(2,969)	(393)
Proceeds from exercise of stock options	3,768	1,506
Excess tax benefits on share-based payments	738	—

Net cash used in financing activities	(3,786)	(3,864)

Net increase (decrease) in cash and cash equivalents	10,281	(1,163)
Beginning cash and cash equivalents	11,474	12,054

Ending cash and cash equivalents	$21,755	$10,891

Noncash items:

Inventory transferred to other assets, for rental, amounted to $629 in first quarter 2006 and $803 in first quarter 2005.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

April 1, 2006

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 1, 2006, may not be indicative of the results that may be expected for the fiscal year ending December 30, 2006.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2006 will contain 52 weeks. Fiscal year 2005 contained 52 weeks.

Segment Reporting: The Company operates in one industry segment that includes the design, manufacture and sale of industrial electric motors, drives and generators within the electrical equipment industry.

Financial Derivatives: The Company uses derivative financial instruments to reduce its exposure to the risk of increasing commodity prices. The Company does not regularly engage in speculative transactions, nor does the Company regularly hold or issue financial instruments for trading purposes. Generally, contract terms of the hedging instrument closely mirror those of the hedged forecasted transaction providing for the hedge relationship to be highly effective both at inception and continuously throughout the term of the hedging relationship.

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria for hedge accounting are adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value are recognized in accumulated other comprehensive income (loss) until the hedged forecasted transaction is recognized in earnings. If a hedging instrument is terminated, any unrealized gain (loss) at the date of termination is carried in accumulated other comprehensive income (loss) until the forecasted transaction is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings in the period of change.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves are as follows:

	Three Months Ended
(in thousands)	Apr 1, 2006	Apr 2, 2005
Balance at beginning of period	$5,584	$6,335
Charges to costs and expenses	1,327	1,359
Deductions	(1,325)	(1,172)

Balance at end of period	$5,586	$6,522

Comprehensive Income: Total comprehensive income, net of related tax, was approximately $14.4 million and $8.0 million for the first quarter of 2006 and 2005, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
(in thousands)	Apr 1, 2006	Apr 2, 2005
Net earnings	$11,367	$9,022
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	70	(324)
Reclassification adjustment for gains included in net income	2	20
Net change in current period cash flow hedges	2,875	(396)
Foreign currency translation adjustment	73	(362)

Other comprehensive income (loss), net of tax	3,020	(1,062)

Total comprehensive income	$14,387	$7,960

Self-Insurance Liabilities: The Company’s self-insurance programs primarily cover exposure to product liability, workers’ compensation and health. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claims experience and risk exposure levels. Future adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

Share-Based Compensation: The Company has certain share-based compensation plans, which are described more fully herein under Note C – Stock Plans. Beginning in fiscal year 2006, the Company applies the fair value method, pursuant to Statement of Financial Accounting Standards (“FAS”) No. 123(R) “Share-Based Payments”, in accounting for these plans.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B – Financial Derivatives

The Company had derivative contracts that qualified as cash flow hedges, with a fair value of $5.7 million and $938,000 recorded in other current assets at April 1, 2006, and December 31, 2005, respectively.

The amount recognized in cost of sales on cash flow hedges amounted to net reductions of approximately $262,000 in first quarter of 2006 and $1.3 million in first quarter 2005. The ineffective portion of the Company’s cash flow hedges was not material during the first quarter of 2006 or 2005. The Company expects that after-tax gains recorded in accumulated other comprehensive income (loss) related to cash flow hedges totaling approximately $3.6 million at April 1, 2006, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge forecasted transactions beyond 18 months.

NOTE C – Stock Plans

At April 1, 2006, the Company had various stock plans. Grants can and have included: (1) incentive stock options to purchase shares at market value at date of grant, and/or (2) non-qualified stock options to purchase shares of stock equal to and less than the stock’s market value at date of grant. A summary of the Company’s stock plans as of April 1, 2006, follows.

1990 Plan: Only non-qualified options can be granted from this Plan. Options vest and become 50% exercisable at the end of one year and 100% exercisable at the end of two years. Shares authorized for grants: 1990 Plan – 501,600.

1987 and 1994 Plans: Incentive stock options vest and become fully exercisable with continued employment of six months for officers and three years for non-officers. Restrictions on non-qualified stock options normally lapse after a period of five years or earlier under certain circumstances. Shares authorized for grants: 1987 Plan – 2,700,000; 1994 Plan – 4,000,000.

1989, 1996, and 2001 Plans: Each non-employee director is granted an annual grant consisting of non-qualified stock options to purchase: (1) 3,240 shares at a price equal to the market value at date of grant, and (2) 2,160 shares at a price equal to 50% of the market value at date of grant. These options are immediately exercisable. Shares authorized for grants: 1989 Plan – 540,000; 1996 Plan – 200,000; 2001 Plan – 200,000.

Grants from the 1990 Plan expire six years from the date of grant. All other grants expire 10 years from the date of grant. As of April 1, 2006, the 1987, 1989, and 1996 Plans had expired except for options outstanding.

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FAS 123, “Accounting for Stock-Based Compensation”. Stock-based employee compensation cost of approximately $209,000, representing the related compensation expense for the non-qualified stock options granted at less than market on the date of grant, was recognized in the Statement of Earnings for first quarter 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in first quarter 2006 includes compensation costs for: (1) all share-based payments granted but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123; and (2) all share-based payments granted during first quarter 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

As a result of adopting FAS 123(R) on January 1, 2006, the Company’s income from operations and earnings before income taxes for first quarter 2006 were approximately $339,000 lower, and net income was approximately $323,000 lower, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per common share for first quarter 2006 would have been $0.35 if the Company had not adopted FAS 123(R), compared to reported basic and diluted earnings per common share of $0.34.

Prior to the adoption of FAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $738,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s stock option plans in first quarter of 2005.

(in thousands, except per share data)	Three Months Ended Apr 2, 2005
Net earnings, as reported	$9,022
Add: Stock-based compensation expense included in reported net income, net of tax effects, including options issued at a discount	131
Less: Stock-based compensation expense determined under fair value method, net of related tax effects	(359)

Net earnings, pro forma	$8,794

	Basic	Diluted
Earnings per common share:
Reported	$0.27	$0.27
Pro forma	$0.27	$0.26

The fair value of the options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ applicable vesting periods. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal on the date of the grant for the expected option life; (3) dividend yields are based on the Company’s dividend yield published in the Wall Street Journal on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding and is estimated based on historical experience. Assumptions used in the fair-value valuation are periodically monitored and adjusted to reflect current developments. Listed in the table below are the weighted-average variables used in the formula and the weighted-average remaining contractual life for those options granted in the period indicated.

	Three Months Ended
	Apr 1, 2006	Apr 2, 2005
	Reported	Pro Forma
Volatility	24.2%	1.0%
Risk-free interest rates	4.5%	3.7%
Dividend yields	2.2%	2.2%
Expected option life	6.5 years	5.3 years
Remaining contractual life	9.9 years	9.9 years

The weighted-average grant-date fair value of options granted during the quarter was $7.71 in first quarter 2006 and $3.37 during first quarter 2005. The total intrinsic value of options exercised was $4.8 million during first quarter 2006 and $1.2 million for first quarter 2005. As of April 1, 2006, there was $490,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of options vested during the first quarter was $61,000 in 2006 and $140,000 in 2005.

A summary of option activity under the Plans as of April 1, 2006, and changes during the three month period since December 31, 2005, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	2,496,295	$20.89
Granted	10,100	29.55
Exercised	(295,857)	17.81
Expired	(3,795)	16.62
Forfeited	—	—

Outstanding at April 1, 2006	2,206,743	21.35	5.9 years	$27,626

Vested or expected to vest at April 1, 2006	2,165,700	12.68	5.8 years	$27,466
Exercisable at April 1, 2006	1,504,243	19.38	4.8 years	$21,794

NOTE D – Commitments and Contingencies

The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects that the ultimate resolution of these actions will not materially affect the Company’s financial position, results of operations, or cash flows.

On July 21, 2005, Baldor entered into a five-year operating lease agreement on a new manufacturing facility in Columbus, Mississippi. At the end of the initial five-year lease term, the Company has the option to extend the lease for up to two successive five-year periods under terms similar to the terms of the original lease or purchase the property at a stated amount that approximates the fair value of the property. Upon occupancy, Baldor will have annual operating lease commitments of approximately $850,000 related to the lease. During the construction period, Baldor is acting as construction manager under a construction management agreement. In accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction”, during the construction period, Baldor has a maximum guarantee of 89.9% of the construction costs to date. As of April 1, 2006, the construction costs to date are approximately $10.8 million. As the likelihood of making any payments on this guarantee is remote, no liability has been accrued. As part of the lease agreement, Baldor is subject to an 82% residual value guarantee at the end of the lease term in the event the value of the property has decreased. The maximum potential liability under the residual value guarantee would be approximately $13.6 million should the property become worthless by the end of the lease term. In accordance with Financial Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, Baldor has recorded a liability of approximately $393,000 classified in other liabilities, which represents the fair value of the guarantee, based on a probability-weighted calculation of the expected value of the property at the end of the lease term.

NOTE E – Credit Facilities

At April 1, 2006, the Company had borrowings of $41.0 million under a credit facility with a bank that provided the Company up to $60.0 million of borrowing capacity. Subsequent to first quarter 2006, the Company increased the facility to provide up to $85.0 million of borrowing capacity that is subject to a borrowing base limitation. A portion of this increased capacity was used to borrow an additional $30.0 million to fund the repurchase of shares as discussed more fully herein under Note H – Subsequent Events. Borrowings are secured by all trade accounts receivables. The Company utilizes a wholly-owned special purpose entity (“SPE”) to securitize the receivables. The SPE has no other purpose other than the securitization and is consolidated in the Company’s financial statements.

NOTE F – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS):

	Three Months Ended
(in thousands, except per share data)	Apr 1, 2006	Apr 2, 2005
Numerator:
Net earnings	$11,367	$9,022

Denominator Reconciliation:
Weighted-average shares – basic	33,115	33,170
Effect of dilutive securities – stock options	512	611

Weighted-average shares – diluted	33,627	33,781

Earnings per common share – basic	$0.34	$0.27

Earnings per common share – diluted	$0.34	$0.27

NOTE G – Recently Adopted Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued FAS 151, “Inventory Costs”. FAS 151 is an amendment of Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing”. Among other items, FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In accordance with FAS 151, such items must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Baldor adopted FAS 151 January 1, 2006, with no significant impact on our financial statements.

In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections”. FAS 154 replaces APB 20, “Accounting Changes” and FAS 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other items, FAS 154 applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Baldor adopted FAS 154 January 1, 2006, with no significant impact on our financial statements.

NOTE H – Subsequent Events

On April 17, 2006, the Company repurchased 1,013,506 shares from the estate of R. S. Boreham, Jr., former Chairman and Director of the Company. These shares were repurchased pursuant to the Company’s stock repurchase plan through a negotiated transaction at a discounted price of $30.69.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This document contains statements that are forward-looking, i.e., not historical facts. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “may”, “forecasted”, “estimated”, “future”, “will”, “expected”, “continue”, “plan”, “believe”, “becomes”, “assumptions”, “could”, “judgments”, “projected”, “emerging”, “would”, “approximates”, “anticipated”, “likely”, “intends”, or any grammatical forms of these words) are based on the Company’s current expectations and some of them are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) changes in economic conditions, (ii) developments of new initiatives by our competitors in the markets in which we compete, (iii) fluctuations in the costs of select raw materials, (iv) the success in increasing sales and maintaining or improving the operating margins of the Company, and (v) other factors including those identified in the Company’s press releases and other filings made from time-to-time with the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s most recent annual report (as well as the Company’s Form 10-K and other reports filed with the Securities and Exchange Commission) containing a discussion of the Company’s business and of various factors that may affect it. The Company does not undertake any obligation to update any forward-looking statements.

Results of Operations

Baldor had record sales for first quarter 2006, increasing 12.7% to $192.3 million. Net earnings rose 26.0% to $11.4 million for the first quarter of 2006 and diluted earnings per common share were up 25.9% to $0.34. Raw materials prices continued to increase during the quarter; however, we were able to mitigate a portion of these increases with continued improvements in manufacturing efficiencies. We continue leveraging selling and administrative overhead expenses by supporting sales growth without the addition of significant fixed overhead. As a result of record top line growth, manufacturing efficiencies and leverage of overhead, our gross, operating, and pre-tax margins improved over those of first quarter 2005. International sales initiatives resulted in growth of 8.4% during first quarter 2006 compared to the same period last year. Strong operating results and cash flows allowed us to repurchase stock, as well as continue to invest in manufacturing equipment and pay dividends to our shareholders. Baldor serves many industries and geographic regions by selling to a broad base of distributors and Original Equipment Manufacturers (OEMs) both domestically and in more than 60 countries around the world. Total sales were allocated approximately 52.3% to distributors and 47.7% to OEMs for first quarter of 2006.

First quarter 2006 compared to first quarter 2005

Total sales for first quarter 2006 increased 12.7% to $192.3 million, compared to sales of $170.6 million in first quarter 2005. Incoming orders were steady throughout first quarter 2006. General economic conditions are favorable for growth. As energy prices remain at high levels, our Super-E® high-efficiency motor continues to become a better investment for our customers, as evidenced by the strong growth this product line has experienced over the past two years. First quarter 2006 sales of Super-E high-efficiency motors increased 23.1% over first quarter 2005. Sales of industrial electric motor products grew 16.0% compared to first quarter 2005 and that growth was spread among most of the industries and geographical areas we serve. Sales of industrial AC motors 15HP and larger grew by 16.9%. Industrial electric motors comprised 80.7% of total product sales in first quarter 2006 compared to 78.4% in first quarter 2005. During first quarter 2006, overall sales of generator products rose 3.8% from first quarter 2005 levels and comprised 4.7% of total product sales in first quarter 2006 compared to 5.1% in first quarter 2005. Sales of drives and motion control products were flat in first quarter 2006 compared to first quarter 2005, but grew 7.9% compared to the fourth quarter 2005 partially due to the availability of the new H2® series of drives and other new drive product lines. Drive products accounted for 14.6% of total product sales in first quarter 2006 compared to 16.5% in first quarter 2005.

Gross margin improved to 27.4% in first quarter 2006 compared to 26.2% in first quarter 2005. Prices for copper and aluminum continued to rise through first quarter 2006 ending the quarter at record high levels. Although we continue our focus on improving manufacturing process efficiencies and product designs and utilizing commodity hedges, these rising costs directly impacted our gross margin. Unless material prices decline significantly from these levels, a price increase will be necessary later this year.

Operating margin for first quarter 2006 improved to 10.0% from 8.7% in first quarter 2005. This increase was primarily due to continued improvements in manufacturing productivity and leverage of selling and administrative overhead. As a result of not adding substantial fixed selling and administrative costs during first quarter 2006, total selling and administrative expenses for first quarter 2006 declined to 17.4% of sales compared to 17.6% of sales in first quarter 2005.

Pre-tax margin improved to 9.4% for first quarter 2006 from 8.4% for first quarter 2005. Interest expense increased compared to first quarter 2005 due to increased interest rates. Net earnings for first quarter 2006 of $11.4 million were up 26.0% from first quarter 2005 net earnings of $9.0 million. Diluted earnings per common share for first quarter 2006 grew by 25.9% to $0.34 compared to $0.27 for first quarter 2005.

Facilities

In May 2006, we plan to break ground on a building expansion at our generator facility in Oshkosh, Wisconsin. This expansion will add capacity and improve production efficiencies in the manufacturing of our generator products.

We are currently scheduled to move our large motor production into our new facility in Columbus, Mississippi, in July 2006. The new facility will replace our existing facility in Columbus and provide additional efficiencies and capacity. On July 21, 2005, we entered into a five-year operating lease agreement on this new facility. At the end of the initial five-year lease term, the Company has the option to extend the lease for up to two successive five-year periods under terms similar to the terms of the original lease or purchase the property at a stated amount that approximates the fair value of the property. Upon occupancy we will have annual operating lease commitments of approximately $850,000 related to the lease.

In first quarter 2006 we completed the new training facility dedicated to the training and education of our customers and employees. The facility opened and was ready for use in April 2006 and features a 100-seat auditorium, hands-on training lab and several meeting rooms. The facility is adjacent to the corporate headquarters in Fort Smith, Arkansas, and it will host customer workshops and numerous employee training classes.

Financial Position

Our financial position remained strong through first quarter 2006. We continued to maintain financial strength while investing in research and development for new and existing products, making capital investments in our manufacturing facilities and information systems, expanding into new markets, and continuing to invest in both our employees’ and customers’ education and training. We believe the investment in our employees through training and education is a key to continued success and improved shareholder value. Our commitment to research and development continues to help us maintain a leadership position in the marketplace and satisfy customers’ needs. We continue to make investments in new product development as well as in existing products for improved performance, increased energy efficiency, and manufacturability.

Liquidity and Capital Resources

Our liquidity position remained solid in first quarter 2006. Working capital amounted to $202.5 million at April 1, 2006, and $189.0 million at December 31, 2005. The ratio of current assets to current liabilities was 2.8 to 1 at April 1, 2006, and year-end 2005.

Liquidity was supported by cash flows from operations of $8.9 million in first quarter 2006 compared to $4.4 million in first quarter 2005. While we were able to reduce the number of days it takes to collect our accounts receivable during first quarter 2006, the sales growth resulted in additional accounts receivable of $9.5 million. During first quarter 2006, we invested $1.3 million more in inventory than in first quarter 2005. While we increased our inventory turns, the strong 2006 sales growth required additional investment in finished goods inventory. In addition, approximately $629,000 of generator inventory, classified in other assets, was transferred to our rental program in first quarter 2006 with no resulting effect on cash flows. Increased accounts payable contributed $9.5 million in operating cash flows compared to first quarter 2005. The increase in accounts payable in first quarter 2006 is primarily attributable to higher production volumes to support first quarter 2006 sales growth. In first quarter 2006, we utilized operating cash flows to fund property, plant and equipment additions of $2.6 million, pay dividends to our shareholders of $5.3 million, and repurchase 105,000 shares of our common stock for $3.0 million. During first quarter 2005, operating cash flows and accumulated cash were utilized to fund property, plant and equipment additions of $5.4 million, pay dividends to our shareholders of $5.0 million, and repurchase 15,000 shares of our common stock for $393,000. On April 17, 2006, the Company repurchased 1,013,506 shares from the estate of R. S. Boreham, Jr., former Chairman and Director of the Company. These shares were repurchased pursuant to the Company’s stock repurchase plan through a negotiated transaction at a discounted price of $30.69. The Company funded this repurchase with a combination of long-term debt and cash.

Total long-term debt, including $25.0 million classified as current maturities, was $95.0 million at April 1, 2006, and December 31, 2005. Management expects the $25.0 million maturing in 2006 will be renewed, unless it becomes advantageous to repay those amounts. Baldor’s credit agreements contain various financial covenants, and we were in compliance with those covenants during all of the periods presented in this report.

Baldor’s principal source of liquidity is operating cash flows. Accordingly, we are dependent primarily on continued demand for our products as well as collectability of receivables from our customers. Our broad base of customers, industries and geographic areas served, as well as our favorable position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on our sales or collectability of receivables. As a result, management expects that our foreseeable cash needs for operations and capital expenditures will continue to be met through operating cash flows and existing credit facilities.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Management believes the following are the critical accounting policies, which could have the most significant effect on Baldor’s reported results and require subjective or complex judgments by management.

Revenue Recognition: We sell products to our customers FOB shipping point. Title passes to the customer when the product is shipped. Accordingly, revenue is recognized when the product is shipped. Baldor has no further obligations associated with the product sale that would impact revenue recognition after the product is shipped.

Allowance for Doubtful Accounts: We record allowances for doubtful accounts based on customer-specific analysis, general matters such as current assessments of past due balances and economic conditions, and historical experience. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than anticipated, or for customer-specific circumstances, such as financial difficulty.

Inventories: Inventories are valued at the lower of cost or market, with cost being determined principally by the last-in, first-out (LIFO) method, except for non-U.S. inventories, which are determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The net realizable value of inventory is reviewed on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions differ from those projected by management, adjustments to inventory values may be required.

Self-Insurance Liabilities: Baldor’s self-insurance programs primarily include product liability, workers’ compensation, and health. We self-insure from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using claims experience and risk exposure levels for the periods being valued and current conditions. Adjustments to the self-insurance liabilities may be required to reflect emerging claims experience and other factors.

Goodwill: Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross margin, operating expenses, interest, capital expenditures, cash flow, and market assumptions are inherent in these estimates. As a result, use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and ultimately results in the recognition of impairment charges in the financial statements. We utilize various assumption scenarios and assign probabilities to each of these scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it would negatively impact our results of operations and financial position. We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant an additional analysis.

Share-Based Compensation: The Company has certain share-based compensation plans, which are described more fully herein under Note C – Stock Plans. Beginning in fiscal year 2006, Baldor applies the fair value method, pursuant to Statement of Financial Accounting Standards (“FAS”) No. 123(R) “Share-Based Payments”, in accounting for these plans. Effective January 1, 2006, Baldor adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in first quarter 2006 includes compensation costs for: (1) all share-based payments granted but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123; and (2) all share-based payments granted during first quarter 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

As a result of adopting FAS 123(R) on January 1, 2006, Baldor’s income from operations and earnings before income taxes for first quarter 2006 were approximately $339,000 lower, and net income was approximately $323,000 lower, than if Baldor had continued to account for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Basic and diluted earnings per common share for first quarter 2006 would have been $0.35 if Baldor had not adopted FAS 123(R), compared to reported basic and diluted earnings per common share of $0.34.

The fair value of the options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ applicable vesting periods. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal on the date of the grant for the expected option life; (3) dividend yields are based on Baldor’s dividend yield published in the Wall Street Journal on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding and is estimated based on historical experience. Assumptions used in the fair-value valuation are periodically monitored and adjusted to reflect current developments. The volatility factor for 2006 options is greater than that used to value previous grants. Future expense may be higher than past pro forma expense because the greater volatility factor acts to increase the value of the granted options.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued FAS 151, “Inventory Costs”. FAS 151 is an amendment of Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing”. Among other items, FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In accordance with FAS 151, such items must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Baldor adopted FAS 151 January 1, 2006, with no significant impact on our financial statements.

In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections”. FAS 154 replaces APB 20, “Accounting Changes” and FAS 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other items, FAS 154 applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Baldor adopted FAS 154 January 1, 2006, with no significant impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to Baldor’s operations result primarily from changes in commodity prices, interest rates, concentrations of credit, and foreign exchange rates. To maintain stable pricing for our customers, we enter into various hedging transactions as described below.

Baldor is a purchaser of certain commodities, primarily copper, aluminum, and steel, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. At April 1, 2006, and April 2, 2005, all of our open positions were designated as cash flow hedges. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodidites hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. Management has determined that a hypothetical 10% change in the fair value of open positions would not have a material effect on the Company’s results of operations.

Our interest rate risk is related to available-for-sale securities and long-term debt. Due to the short-term nature of the securities portfolio, anticipated interest rate risk is not considered material. Our debt obligations include certain notes payable to banks bearing interest at a quarterly variable rate. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt. A 1.0% increase in variable borrowing rates would not have a material effect on Baldor’s consolidated balance sheets, results of operations, or cash flows.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral. No single customer represents more than 10% of net accounts receivable. Foreign affiliates generally conduct business in their respective local currencies which minimizes our foreign currency risk. We do not anticipate the use of derivatives for managing foreign currency risk, but continue to monitor the effects of foreign currency exchange rates.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors during first quarter 2006 from those risk factors disclosed in the Company’s Annual Report on Form 10-K filed for fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended April 1, 2006, the Company repurchased shares of the Company’s common stock in open-market transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
Jan 1, 2006 – Jan 28, 2006	103,118	$26.75	60,000	2,639,769
Month #2
Jan 29, 2006 – Feb 25, 2006	62,615	$30.51	45,000	2,594,769
Month #3
Feb 26, 2006 – Apr 1, 2006	5,808	$32.59	—	2,594,769

Total	171,541	$28.32	105,000	2,594,769

(1)	Includes shares repurchased through open-market transactions pursuant to Baldor’s share repurchase program and 66,541 shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During first quarter 2006, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is approximately 1.2% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

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

BALDOR ELECTRIC COMPANY
(Registrant)

Date: May 11, 2006	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
President, Chief Financial Officer & Secretary
(on behalf of the Registrant and as Principal Financial Officer)