Form 10-Q
period 2006-07-01
BALDOR ELECTRIC CO
filed 2006-08-08
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

At July 1, 2006, there were 32,240,032 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets

(unaudited)

	(in thousands, except share and per share amounts)				Jul 1, 2006	Dec 31, 2005
ASSETS
Current Assets	Cash and cash equivalents				$9,667	$11,474
	Marketable securities				24,837	32,592
	Accounts receivable, less allowances for doubtful accounts of $2,138 at July 1, 2006 and $3,124 at December 31, 2005				128,335	106,327
	Inventories:
	Finished products				82,900	76,632
	Work in process				12,525	12,670
	Raw materials				60,588	60,401

					156,013	149,703
	LIFO valuation adjustment				(37,524)	(35,607)

					118,489	114,096
	Prepaid expenses				3,565	4,482
	Other current assets and deferred income taxes				38,704	27,485

	TOTAL CURRENT ASSETS				323,597	296,456
Property, Plant and Equipment	Land and improvements				6,813	6,813
	Buildings and improvements				59,176	56,980
	Machinery and equipment				322,550	320,340
	Allowances for depreciation and amortization				(250,375)	(243,838)

	NET PROPERTY, PLANT AND EQUIPMENT				138,164	140,295
Other Assets	Goodwill				63,043	63,043
	Other				6,684	6,647

	TOTAL ASSETS				$531,488	$506,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	Accounts payable				$50,524	$37,036
	Employee compensation				7,678	9,201
	Profit sharing				4,981	8,938
	Accrued warranty costs				5,656	5,584
	Accrued insurance obligations				6,347	7,421
	Dividends payable				—	5,295
	Other accrued expenses				9,946	9,026
	Current maturities of long-term obligations				25,000	25,000

	TOTAL CURRENT LIABILITIES				110,132	107,501
Long-term obligations					90,025	70,025
Other liabilities					393	393
Deferred income taxes					34,200	29,067
			Jul 1, 2006	Dec 31, 2005
Shareholders’ Equity	Preferred stock, $0.10 par value
	Authorized shares:	5,000,000
	Issued and outstanding shares:	None
	Common stock, $0.10 par value
	Authorized shares:	150,000,000
	Issued:		41,292,589	40,807,250	4,129	4,081
	Outstanding:		32,240,032	33,073,438
	Additional paid-in capital				83,896	68,562
	Retained earnings				390,118	377,154
	Accumulated other comprehensive income (loss)				7,022	(2,390)
	Treasury stock, at cost:		9,052,557	7,733,812	(188,427)	(147,952)

	TOTAL SHAREHOLDERS’ EQUITY				296,738	299,455

	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY				$531,488	$506,441

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings

(unaudited)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	Jul 1, 2006	Jul 2, 2005	Jul 1, 2006	Jul 2, 2005
Net sales	$205,607	$178,292	$397,921	$348,888
Cost of goods sold	152,155	132,398	291,857	259,220

Gross Profit	53,452	45,894	106,064	89,668
Selling and administrative expenses	32,610	29,896	66,066	58,846

Operating Profit	20,842	15,998	39,998	30,822
Other income, net	260	405	379	783
Interest expense	1,626	981	2,881	1,864

Earnings before income taxes	19,476	15,422	37,496	29,741
Income tax expense	7,079	5,710	13,731	11,007

NET EARNINGS	$12,397	$9,712	$23,765	$18,734

Net earnings per common share-basic	$0.38	$0.29	$0.73	$0.56

Net earnings per common share-diluted	$0.38	$0.29	$0.72	$0.55

Weighted-average shares outstanding-basic	32,377	33,184	32,746	33,177

Weighted-average shares outstanding-diluted	32,796	33,739	33,127	33,769

Dividends declared and paid per common share	$0.17	$0.15	$0.33	$0.30

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended
	Jul 1, 2006	Jul 2, 2005
Operating activities:
Net earnings	$23,765	$18,734
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) losses on sales of marketable securities	(3)	32
Losses on sales of assets	71	2
Depreciation	8,470	8,113
Amortization	1,087	1,006
Deferred income taxes	(3,557)	(1,718)
Share-based compensation expense	1,595	574
Changes in operating assets and liabilities:
Increase in receivables	(22,008)	(9,782)
Increase in inventories	(5,418)	(1,389)
Decrease in other current assets	6,355	3,988
Increase in accounts payable	13,488	1,528
Decrease in accrued expenses and other liabilities	(12,752)	(8,498)
Increase in income taxes payable	—	6,653
Decrease (increase) in other assets, net	2,417	(3,172)

Net cash provided by operating activities	13,510	16,071

Investing activities:
Additions to property, plant and equipment	(7,461)	(9,424)
Marketable securities purchased	(471)	(4,055)
Proceeds from sale of marketable securities	8,206	6,115
Proceeds from sale of property, plant and equipment	3	1,165

Net cash provided by (used in) investing activities	277	(6,199)

Financing activities:
Additional long-term obligations	30,000	—
Reduction of long-term obligations	(10,000)	—
Dividends paid	(10,801)	(9,955)
Common stock repurchased	(38,464)	(851)
Proceeds from exercise of stock options	11,935	2,050
Excess tax benefits on share-based payments	1,736	—

Net cash used in financing activities	(15,594)	(8,756)

Net (decrease) increase in cash and cash equivalents	(1,807)	1,116
Beginning cash and cash equivalents	11,474	12,054

Ending cash and cash equivalents	$9,667	$13,170

Noncash items:

Inventory transferred to other assets, for rental, amounted to $1,025 in the first six months 2006 and $1,891 in the first six months of 2005.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

July 1, 2006

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended July 1, 2006, may not be indicative of the results that may be expected for the fiscal year ending December 30, 2006.

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

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves are as follows:

(in thousands)	Three Months Ended		Six Months Ended
	Jul 1, 2006	Jul 2, 2005	Jul 1, 2006	Jul 2, 2005
Balance at beginning of period	$5,586	$6,522	$5,584	$6,335
Charges to costs and expenses	1,468	1,279	2,795	2,638
Deductions	(1,398)	(1,771)	(2,723)	(2,943)

Balance at end of period	$5,656	$6,030	$5,656	$6,030

Comprehensive Income: Total comprehensive income, net of related tax, was $18.8 million and $8.6 million for the second quarter of 2006 and 2005, respectively, and was $33.2 million and $16.6 million for the first six months of 2006 and 2005, respectively. The components of comprehensive income are illustrated in the table below:

(in thousands)	Three Months Ended		Six Months Ended
	Jul 1, 2006	Jul 2, 2005	Jul 1, 2006	Jul 2, 2005
Net earnings	$12,397	$9,712	$23,765	$18,734
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized losses arising during period	(86)	(201)	(12)	(181)
Reclassification adjustment for losses (gains) included in net income	—	344	(2)	20
Net change in period cash flow hedges	5,475	(281)	8,350	(677)
Foreign currency translation adjustment	1,003	(938)	1,076	(1,300)

Total other comprehensive income (loss), net of tax	6,392	(1,076)	9,412	(2,138)

Total comprehensive income	$18,789	$8,636	$33,177	$16,596

Accounts Receivable: Trade receivables are recorded in the balance sheet at the outstanding balance, adjusted for charge-offs and allowances for doubtful accounts. Allowances for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. During second quarter 2006, we enhanced our estimation process by refining our historical experience analysis and reduced our allowance for doubtful accounts by $1.2 million to reflect current expectations. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer represents greater than 10% of net accounts receivable at the end of July 1, 2006, and December 31, 2005.

Inventories: The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

Self-Insurance Liabilities: The Company’s self-insurance programs primarily cover exposure to product liability, workers’ compensation and health. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claims experience and risk exposure levels. During the second quarter of 2005, the Company reduced its estimated health claims liability by $1.4 million to reflect estimated exposure. Future adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

Income Tax: The difference between the Company’s effective tax rate and the federal statutory rate for the three and six months ended July 1, 2006, and July 2, 2005, primarily relates to state income taxes and the deduction for domestic production activities. Prior to the second quarter of 2006, deferred tax assets related to certain discounted stock options were reflected as a reduction in additional paid-in capital. During second quarter 2006, such amounts totaling $1.1 million were reclassified from additional paid-in capital to deferred tax assets.

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

NOTE B – Financial Derivatives

The Company had derivative contracts that qualified as cash flow hedges with a fair value of $14.6 million and $938,000 recorded in other current assets at July 1, 2006, and December 31, 2005, respectively.

The amount recognized in cost of sales on cash flow hedges amounted to net reductions of $4.8 million in second quarter of 2006 and $799,000 in second quarter 2005, and for the first six months of 2006 and 2005 amounted to $5.1 million and $2.1 million, respectively. The ineffective portion of the Company’s cash flow hedges was not material during the second quarters or first six months of 2006 or 2005. The Company expects that after-tax gains recorded in accumulated other comprehensive income (loss) related to cash flow hedges totaling $8.9 million at July 1, 2006, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge forecasted transactions beyond 18 months.

NOTE C – Stock Plans

On April 22, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. This 2006 Plan authorizes the Company’s Board of Directors to grant: (1) stock appreciation rights, (b) restricted stock, (c) performance awards, (d) incentive stock options, (e) nonqualified stock options, and (f) stock units. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled and no further benefits will be granted from those plans. The 2006 Plan is the only Plan under which benefits can now be granted. A summary of the Company’s stock plans and summary details about each Plan as of July 1, 2006, follows.

Plan	Shares Authorized	Current Plan Status	Typical Grant Life
1987	2,700,000	Expired; except for options outstanding	10 years
1989	540,000	Expired; except for options outstanding	10 years
1990	501,600	Cancelled; except for options outstanding	6 years
1994	4,000,000	Cancelled; except for options outstanding	10 years
1996	200,000	Expired; except for options outstanding	10 years
2001	200,000	Cancelled; except for options outstanding	10 years
2006	3,000,000	Active	10 years

1990 Plan: Only non-qualified options were granted from this Plan. Options vest and become 50% exercisable at the end of one year and 100% exercisable at the end of two years.

1987 and 1994 Plans: Incentive stock options vest and become fully exercisable with continued employment of six months for officers and three years for non-officers. Restrictions on non-qualified stock options normally lapse after a period of five years or earlier under certain circumstances.

1989, 1996, and 2001 Plans: Each non-employee director was granted an annual grant consisting of non-qualified stock options to purchase: (1) 3,240 shares at a price equal to the market value at date of grant, and (2) 2,160 shares at a price equal to 50% of the market value at date of grant. These options immediately vested and became exercisable on the date of grant.

2006 Plan: Awards granted under the 2006 Plan included: incentive stock options, non-qualified stock options, and non-vested stock units. Non-vested stock units were awarded with no exercise price. Other benefits permitted under this Plan include: stock appreciation rights, restricted stock, and performance awards. However, no such benefits have been granted or awarded.

The purpose of granting stock options and non-vested stock units is to encourage the participants of the plan, as directed by the Stock Plan’s administrator, to acquire shares of common stock of the Company or to receive monetary payments based on the value of such stock or based upon achieving certain goals on a basis mutually advantageous to such participants and the Company. This provides an incentive for the participants to contribute to the success of the Company and align the interests of the participants with the interests of the shareholders of the Company.

A summary of option activity under the Plans during the second quarter and six-month period since December 31, 2005, and as of July 1, 2006, are presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Three months ended July 1, 2006
Outstanding at April 1, 2006	2,206,743	$21.35
Granted	352,367	29.22
Exercised	(177,197)	19.62
Expired	(13,066)	25.81
Cancelled	(169,250)	13.31
Forfeited	—	—

Outstanding at July 1, 2006	2,199,597	23.34

Six months ended July 1, 2006
Outstanding at January 1, 2006	2,496,295	$20.89
Granted	362,467	29.23
Exercised	(473,054)	18.49
Expired	(16,861)	23.74
Cancelled	(169,250)	13.31
Forfeited	—	—

Outstanding at July 1, 2006	2,199,597	23.34	7.1 years	$17,952

Vested or expected to vest at July 1, 2006	2,154,408	23.23	5.7 years	$17,847
Exercisable at July 1, 2006	1,401,815	21.18	5.1 years	$14,272

The weighted-average grant-date fair value of options granted during the quarter was $11.92 in second quarter 2006 and $6.50 in second quarter 2005. The total intrinsic value of options exercised was $2.1 million during second quarter 2006 and $211,000 during second quarter 2005. The total fair value of options vested during the second quarter was $200,000 in 2006 and $276,000 in 2005.

The weighted-average grant-date fair value of options granted during the first six months was $11.82 in 2006 and $7.77 in 2005. The total intrinsic value of options exercised was $6.1 million during the first six months of 2006 and $1.3 million for the same period of 2005. The total fair value of options vested during the first six months was $358,000 in 2006 and $410,000 in 2005.

As of July 1, 2006, there was $2.3 million of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

A summary of non-vested stock unit activity under the Plans during the second quarter and six-month period since December 31, 2005, and as of July 1, 2006, are presented below:

	Six Months Ended Jul 1, 2006
Non-vested Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	—	$—
Granted	74,072	32.64
Vested	(12,285)	33.88
Cancelled	(3,072)	32.54
Forfeited	—	—

Non-vested at ending of period	58,715	32.38

The total fair value of non-vested stock units that vested during the second quarter was $416,000 in 2006. No non-vested stock units were granted before second quarter 2006.

As of July 1, 2006, there was $2.1 million of total unrecognized compensation cost related to non-vested stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

On April 21, 2006, the Company modified certain stock options that were originally granted during the years 2000 through 2005 with an exercise price less than the fair market value of the stock on the original grant date. This modification affected 45 employees. The unexercised options were modified as follows:

a)	the exercise price of the remaining options was increased to equal the fair market price at date of the original grant;
b)	2/3 of the original discount was replaced by non-vested stock units valued at fair market price at April 21, 2006, and vesting over a one to four-year time period from the 2006 grant date; and
c)	1/3 of the original discount was replaced by cash that vested immediately, but is payable to the employee over the same one to four-year time period as the non-vested stock units.

The total incremental compensation cost to be recognized over the one to four-year time period as a result of these modifications is $624,000. During the quarter ending July 1, 2006, the incremental compensation cost recognized was $80,000.

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

	Three Months Ended		Six Months Ended
	Jul 1, 2006	Jul 2, 2005	Jul 1, 2006	Jul 2, 2005
	Reported	Pro Forma	Reported	Pro Forma
Volatility	23.0%	1.2%	23.0%	1.0%
Risk-free interest rates	4.9%	4.0%	4.9%	3.8%
Dividend yields	1.9%	2.4%	1.9%	2.2%
Expected option life	6.0 years	5.7 years	6.0 years	5.4 years
Remaining contractual life	7.3 years	8.2 years	7.4 years	9.6 years

Prior to January 1, 2006, the Company accounted for its stock plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FAS 123, “Accounting for Stock-Based Compensation”. Stock-based employee compensation cost of $366,000, representing the related compensation expense for the non-qualified stock options granted at less than market on the date of grant, was recognized in the Statement of Earnings for second quarter 2005, and $574,000 was recognized in the Statement of Earnings for the first six months of 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation costs for: (1) all share-based payments granted but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123; and (2) all share-based payments granted subsequent to adoption based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

As a result of adopting FAS 123(R) on January 1, 2006, the Company’s operating profit and earnings before income taxes for second quarter 2006 were $1.0 million lower, and net earnings was $643,000 lower, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per common share for second quarter 2006 were $0.02 lower than if the Company had continued to account for share-based compensation under APB 25.

As a result of adopting FAS 123(R) on January 1, 2006, the Company’s income from operations and earnings before income taxes for the first six months of 2006 were $1.4 million lower, and net earnings was $872,000 lower, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per common share for the first six months of 2006 were $0.03 lower than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of FAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.7 million excess tax benefit classified as a financing cash inflow for the six months ended July 1, 2006, would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s stock option plans in 2005.

(in thousands, except per share data)	Three Months Ended Jul 2, 2005		Six Months Ended Jul 2, 2005
Net earnings, as reported	$9,712		$18,734
Add: Stock-based compensation expense included in reported net income, net of tax effects, including options issued at a discount	230		361
Less: Stock-based compensation expense determined under fair value method, net of related tax effects	(456)		(815)

Net earnings, pro forma	$9,486		$18,280

	Basic	Diluted	Basic	Diluted
Earnings per common share:
Reported	$0.29	$0.29	$0.56	$0.55
Pro forma	$0.29	$0.28	$0.55	$0.54

NOTE D – Commitments and Contingencies

The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects that the ultimate resolution of these actions will not materially affect the Company’s financial position, results of operations, or cash flows.

On July 21, 2005, Baldor entered into a five-year operating lease agreement on a new manufacturing facility in Columbus, Mississippi. At the end of the initial five-year lease term, the Company has the option to extend the lease for up to two successive five-year periods under terms similar to the terms of the original lease or purchase the property at a stated amount that approximates the fair value of the property. Upon occupancy, Baldor will have annual operating lease commitments of $850,000 related to the lease. During the construction period, Baldor is acting as construction manager under a construction management agreement. In accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction”, during the construction period, Baldor has a maximum guarantee of 89.9% of the construction costs to date. As of July 1, 2006, the construction costs to date are $15.2 million. As the likelihood of making any payments on this guarantee is remote, no liability has been accrued. As part of the lease agreement, Baldor is subject to an 82% residual value guarantee at the end of the lease term in the event the value of the property has decreased. The maximum potential liability under the residual value guarantee would be $13.6 million should the property become worthless by the end of the lease term. In accordance with Financial Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, Baldor has recorded a liability of $393,000 classified in other liabilities, which represents the fair value of the guarantee, based on a probability-weighted calculation of the expected value of the property at the end of the lease term.

NOTE E – Credit Facilities

At July 1, 2006, the Company had borrowings of $61.0 million under a credit facility with a bank that provided the Company up to $85.0 million of borrowing capacity that is subject to a borrowing base limitation. During second quarter 2006, Baldor increased the borrowing capacity from $60.0 million to $85.0 million. A portion of this increased capacity was used to borrow $30.0 million to fund the April 17, 2006, repurchase of 1,013,506 shares from the estate of R. S. Boreham, Jr., former Chairman and Director of the Company. These shares were repurchased pursuant to the Company’s stock repurchase plan through a negotiated transaction at a discounted price of $30.69 per share. The Company repaid $10.0 million of this debt during second quarter 2006. Borrowings are secured by all trade accounts receivables. The Company utilizes a wholly-owned special purpose entity (“SPE”) to securitize the receivables. The SPE has no other purpose other than the securitization and is consolidated in the Company’s financial statements.

NOTE F – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS):

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	Jul 1, 2006	Jul 2, 2005	Jul 1, 2006	Jul 2, 2005
Numerator:
Net earnings	$12,397	$9,712	$23,765	$18,734

Denominator Reconciliation:
Weighted-average shares – basic	32,377	33,184	32,746	33,177
Effect of dilutive securities – stock options and non-vested stock units	419	555	381	592

Weighted-average shares – diluted	32,796	33,739	33,127	33,769

Earnings per common share – basic	$0.38	$0.29	$0.73	$0.56
Earnings per common share – diluted	$0.38	$0.29	$0.72	$0.55

NOTE G – Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. Among other items, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Baldor is required to adopt FIN 48 for fiscal year 2007 and management is currently evaluating the impact FIN 48 will have on our financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This document contains statements that are forward-looking, i.e., not historical facts. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “should”, “may”, “will”, “expectations”, “estimates”, “forecasted”, “anticipated”, “believe”, “indication”, “expect”, “assumptions”, “could”, “subjective”, “judgments”, “likely”, “intends”, “approximates”, or any grammatical forms of these words) are based on the Company’s current expectations and some of them are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) changes in economic conditions, (ii) developments of new initiatives by our competitors in the markets in which we compete, (iii) fluctuations in the costs of select raw materials, (iv) the success in increasing sales and maintaining or improving the operating margins of the Company, and (v) other factors including those identified in the Company’s press releases and other filings made from time-to-time with the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s most recent annual report (as well as the Company’s Form 10-K and other reports filed with the Securities and Exchange Commission) containing a discussion of the Company’s business and of various factors that may affect it. The Company does not undertake any obligation to update any forward-looking statements.

Results of Operations

Baldor had record sales for second quarter 2006 of $205.6 million. Sales growth was broad-based, both by industry and geography. Net earnings were $12.4 million for the second quarter of 2006 and diluted earnings per common share were $0.38. Our gross, operating, and pre-tax margins improved over those of second quarter and year to date 2005. These improvements were the result of record sales growth, improved manufacturing efficiencies and leverage of overhead. Raw material expense continued to rise during the quarter primarily due to increasing copper prices and larger than anticipated usage of copper. As a result of the higher cost of copper, as well as increases in the costs of aluminum, steel and petroleum related products, we announced a 7% price increase effective August 7, 2006. Strong operating results and cash flows allowed us to continue to invest in manufacturing equipment, repurchase shares, pay down debt, and pay dividends to our shareholders.

Second quarter 2006 compared to second quarter 2005

Total sales for second quarter 2006 increased 15.3% to $205.6 million, compared to sales of $178.3 million in second quarter 2005. Incoming orders strengthened throughout second quarter 2006. While shipments were up 15% during the quarter, incoming order rates increased 20%. During the past three months, 14% of our sales came from new customers, which we believe is an indicator of market share gain. Super-E® premium efficiency motors and large motors (60 horsepower and above) continue to grow at more than twice our overall sales growth rate, an indication of increasing market share in these areas. We recently completed the expansion of our facility in Mississippi to support the growth of these products. High electricity costs continue to support increasing Super-E premium efficiency motor sales, while investments in the oil and gas industry are driving the large motor business. Second quarter 2006 sales of Super-E premium efficiency motors increased 39.6% over second quarter 2005. Sales of industrial electric motor products grew 18.6% compared to second quarter 2005 and that growth was spread among most of the industries and geographical areas we serve. Industrial electric motors comprised 81.3% of total product sales in second quarter 2006 compared to 79.0% in second quarter 2005. Sales of drives and motion control products rose 1.8% in second quarter 2006 compared to second quarter 2005. Drive products accounted for 13.5% of total product sales in second quarter 2006 compared to 15.3% in second quarter 2005. During second quarter 2006, overall sales of generator products increased 6.0% from second quarter 2005 levels and comprised 5.2% of total product sales in second quarter 2006 compared to 5.7% in second quarter 2005.

Gross margin improved to 26.0% in second quarter 2006 compared to 25.7% in second quarter 2005. Manufacturing expenses, as a percent of sales, are at their lowest point in over five years. Increased volumes and the expansion of our Columbus and Oshkosh facilities will help continue the progress we have made in manufacturing. We continue our focus on improving manufacturing process efficiencies and product designs as well as utilizing commodity hedges. Although rising material costs and larger than anticipated usage of copper during the quarter had a negative impact, improvements in manufacturing efficencies and strong sales growth resulted in overall improved gross margin. During second quarter 2005, certain accrued insurance obligations were adjusted by $1.2 million to reflect current exposure, improving gross margin by 0.6% of sales.

Operating margin for second quarter 2006 improved to 10.1% from 9.0% in second quarter 2005. As a percent of sales, selling and administrative overhead expenses are at a 20-year low as we continue leveraging these expenses by supporting sales growth without the addition of significant fixed overhead. As a result of this leverage, total selling and administrative expenses for second quarter 2006 declined to 15.9% of sales compared to 16.8% of sales in second quarter 2006. This improvement in operating margin was primarily due to continued improvements in leveraging selling and administrative overhead, along with the improvements in gross margin. During second quarter 2006, we adjusted our allowance for doubtful accounts by $1.2 million to reflect current expectations resulting in an increase in the operating margin of 0.5% of sales in second quarter 2006. Due to the adoption of FAS 123(R), operating profits and earnings before income taxes for second quarter 2006 were $1.0 million lower than if we had continued to account for stock-based compensation under APB 25.

Pre-tax margin improved to 9.5% for second quarter 2006 from 8.6% for second quarter 2005. Interest expense increased compared to second quarter 2005 due to rising interest rates and additional borrowings in April to repurchase 1.1 million shares of our stock.

Net earnings for second quarter 2006 of $12.4 million were up 27.6% from second quarter 2005 net earnings of $9.7 million. Diluted earnings per common share for second quarter 2006 grew by 31.0% to $0.38 compared to $0.29 for second quarter 2005. The reduction of allowance for doubtful accounts during second quarter 2006 increased diluted earnings per common share by $0.02. Adjustments to our self-insurance liabilities during second quarter 2005 increased diluted earnings per common share by $0.02.

Six Months Ended July 1, 2006 versus Six Months Ended July 2, 2005

Total sales for the first six months of 2006 increased 14.1% to $397.9 million, compared to sales of $348.9 million in the first six months of 2005. Incoming orders steadily picked up throughout the first six months of 2006 ending with June having the highest percentage increase of any month in nearly two years. Sales of industrial electric motor products grew 17.4% compared to the first six months of 2005 and that growth was spread among most of the industries and geographical areas we serve. Industrial electric motors comprised 81.0% of total product sales in the first six months of 2006 compared to 78.7% in the comparable period of 2005. Sales of drives and motion control products grew slightly in the first six months of 2006 compared to the first six months of 2005. Drive products accounted for 14.1% of total product sales in the first six months of 2006 compared to 15.9% in comparable period of 2005. During the first six months of 2006, overall sales of generator products rose 4.7% from the same period of 2005 and comprised 4.9% of total product sales in the first six months of 2006 compared to 5.4% in the first six months of 2005. During the first half of 2005, military business accounted for over $2.7 million of generator sales; however, we had almost no military business during the first half of 2006. Generator sales to non-military customers were up 21.0% in the first half of 2006, indicating growth in distribution channels and market share. While we expect military shipments to resume during early 2007, we believe that military shipments will continue to be a smaller percentage of our overall generator business.

Gross margin improved to 26.7% in the first six months of 2006 compared to 25.7% in first six months of 2005. Prices for copper and aluminum continued to rise through the first six months of 2006. The increasing material costs during the six-month period had a negative impact on margins; however, improvements in manufacturing efficiencies and strong sales growth resulted in overall improvement in the gross margin. During the first six months of 2005, certain accrued insurance obligations were adjusted to reflect current exposure, improving gross margin by 0.5% of sales.

Operating margin for the first six months of 2006 improved to 10.1% from 8.8% in the first six months of 2005. As a result of not adding substantial fixed selling and administrative costs during the first six months of 2006, total selling and administrative expenses for the first six months of 2006 declined to 16.6% of sales compared to 16.9% of sales in the first six months of 2005. The increase in operating margin was primarily due to continued improvements in leveraging selling and administrative overhead, along with improvements in gross margin. We adjusted our allowance for doubtful accounts to reflect current exposure resulting in an increase in the operating margin of 0.3% of sales in the first six months of 2006. Due to the adoption of FAS 123(R), operating profits and earnings before income taxes for the first six months of 2006 were $1.4 million lower than if we had continued to account for stock-based compensation under APB 25.

Pre-tax margin improved to 9.4% for the first six months of 2006 from 8.5% for the comparable period of 2005. Interest expense increased compared to the same period of 2005 due to rising interest rates and additional borrowings in April to repurchase 1.1 million shares of our stock.

Net earnings of $23.8 million for the first six months of 2006 were up 26.9% from net earnings of $18.7 million for the first six months of 2005. Diluted earnings per common share for the first six months of 2006 grew by 30.9% to $0.72 compared to $0.55 for the first six months of 2005. Reduction of allowance for doubtful accounts during the first six months of 2006 increased diluted earnings per common share by $0.02. Adjustments to our self-insurance liabilities during the first six months of 2005 increased diluted earnings per common share by $0.03.

Facilities

In June 2006, we broke ground on a building expansion at our generator facility in Oshkosh, Wisconsin. This expansion will add capacity and improve production efficiencies in the manufacturing of our generator products. Completion of the expansion project is expected during the spring of 2007.

During August 2006, we will complete the move of our large motor production into a new facility in Columbus, Mississippi. The new facility will replace our existing facility in Columbus and provide additional efficiencies and capacity. On July 21, 2005, we entered into a five-year operating lease agreement on this new facility. At the end of the initial five-year lease term, the Company has the option to extend the lease for up to two successive five-year periods under terms similar to the terms of the original lease or purchase the property at a stated amount that approximates the fair value of the property. Upon occupancy we will have annual operating lease commitments of $850,000 related to the lease.

In the second quarter of 2006 we completed the new training facility dedicated to the training and education of our customers and employees. The facility opened in April 2006 and features a 100-seat auditorium, hands-on training lab and several meeting rooms. This addition to the corporate headquarters is adjacent to our largest manufacturing facility, located in Fort Smith, Arkansas. It will host customer workshops, team meetings and employee training classes.

Financial Condition

Our financial condition remained strong through second quarter 2006. We continued to maintain financial strength while investing in research and development for new and existing products, making capital investments in our manufacturing facilities and information systems, expanding into new markets, and continuing to invest in both our employees’ and customers’ education and training. We believe the investment in our employees through training and education is a key to continued success and improved shareholder value. Our commitment to research and development continues to help us maintain a leadership position in the marketplace and satisfy customers’ needs. We continue to make investments in new product development as well as in existing products for improved performance, increased energy efficiency, and manufacturability.

Liquidity and Capital Resources

Our liquidity position remained solid in second quarter and first six months of 2006. Working capital amounted to $213.5 million at July 1, 2006, and $189.0 million at December 31, 2005. The ratio of current assets to current liabilities was 2.9 to 1 at July 1, 2006, and 2.8 to 1 at year-end 2005.

Liquidity was supported by cash flows from operations of $13.5 million in the first six months of 2006 compared to $16.1 million in the first six months of 2005. While we were able to reduce the number of days it takes to collect our accounts receivable during the first six months of 2006, the strong sales growth resulted in additional accounts receivable of $22.0 million compared to $9.8 million for the same period in 2005. During the six-month period of 2006, we invested $4.0 million more in inventory than in the six-month period of 2005. While we increased our inventory turns, the strong 2006 sales growth required additional investment in finished goods inventory to maintain product availability for our customers. In addition, $1.0 million of generator inventory, classified in other assets, was transferred to our leasing program in the first six months of 2006 with no resulting effect on cash flows. Increased accounts payable contributed $12.0 million more in operating cash flows when compared to the first six months of 2005 and is primarily attributable to higher production volumes supporting sales growth. In the first half of 2006, we utilized operating cash flows, along with accumulated cash and marketable securities and long-term debt, to fund property, plant and equipment additions of $7.5 million, pay dividends to our shareholders of $10.8 million, and repurchase 1.2 million shares of our common stock for $38.5 million. During the first six months of 2005, operating cash flows and accumulated cash were utilized to fund property, plant and equipment additions of $9.4 million, pay dividends to our shareholders of $10.0 million, and repurchase 33,000 shares of our common stock for $851,000. On April 17, 2006, we repurchased 1,013,506 shares from the estate of R. S. Boreham, Jr., former Chairman and Director of the Company. These shares were repurchased pursuant to the Company’s stock repurchase plan through a negotiated transaction at a discounted price of $30.69. The Company funded this repurchase with a combination of long-term debt and cash.

Total long-term debt, including $25.0 million classified as current maturities, was $115.0 million at July 1, 2006, and $95.0 million at December 31, 2005. We repaid $10.0 million of this additional debt during the second quarter of 2006 and we expect to repay the remaining $20.0 million before the end of the year. Baldor’s credit agreements contain various financial covenants, and we were in compliance with those covenants during all of the periods presented in this report.

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

Allowance for Doubtful Accounts: We record allowances for doubtful accounts based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than anticipated, or for customer-specific circumstances, such as financial difficulty.

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

Goodwill: Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment and more frequently if indicators of impairment warrant additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill.

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

Share-Based Compensation: Beginning in fiscal year 2006, Baldor applies the fair value method, pursuant to Statement of Financial Accounting Standards (“FAS”) No. 123(R) “Share-Based Payments”, in accounting for these plans. Effective January 1, 2006, Baldor adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method. As a result, the Company recognizes the fair value of share-based compensation over the vesting period of the related awards.

The fair value of the options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal on the date of the grant for the expected option life; (3) dividend yields are based on Baldor’s dividend yield published in the Wall Street Journal on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding and is estimated based on historical experience. Assumptions used in the fair-value valuation are periodically monitored and adjusted to reflect current developments. The volatility factor for 2006 options is greater than that used to value previous grants. Future expense may be higher than past pro forma expense because the greater volatility factor acts to increase the value of the granted options.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. Among other items, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Baldor is required to adopt FIN 48 for fiscal year 2007 and management is currently evaluating the impact FIN 48 will have on our financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to Baldor’s operations result primarily from changes in commodity prices, interest rates, concentrations of credit, and foreign exchange rates. To maintain stable pricing for our customers, we enter into various hedging transactions as described below.

Baldor is a purchaser of certain commodities, primarily copper, aluminum, and steel, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. At July 1, 2006, and July 2, 2005, all of our open positions were designated as cash flow hedges. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodidites hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. Management has determined that a hypothetical 10% change in the fair value of open positions would not have a material effect on the Company’s results of operations.

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

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables, and investment securities. Cash equivalents are in high-quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral. No single customer represents more than 10% of net accounts receivable. Our investment portfolio consists primarily of securities of the U.S. government and state and local municipalities thereby minimizing our credit risk. Foreign affiliates generally conduct business in their respective local currencies which minimizes our foreign currency risk. We do not anticipate the use of derivatives for managing foreign currency risk, but continue to monitor the effects of foreign currency exchange rates.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors from those disclosed in the Company’s Annual Report on Form 10-K filed for fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended July 1, 2006, the Company repurchased shares of the Company’s common stock in open-market and private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #4 Apr 2, 2006 – Apr 29, 2006	1,143,871	$31.05	1,143,146	1,451,623
Month #5 Apr 30, 2006 – May 27, 2006	130	$33.80	—	1,451,623
Month #6 May 28, 2006 – Jul 1, 2006	3,203	$28.94	—	1,451,623

Total	1,147,204	$31.05	1,143,146	1,451,623

(1)	Includes shares repurchased through private and open-market transactions pursuant to Baldor’s share repurchase program and 4,058 shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During second quarter 2006, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.4% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on April 22, 2006, at which shareholders voted on two proposals. Proposal 1 was the election of three Directors to the Company’s Board of Directors for terms expiring in 2009. The following is a list of the Board slate of nominees (who were the only nominees) each of whom were elected and the results of shareholder voting on Proposal 1:

Director Nominee	Votes For	Votes Withheld	Abstentions and Broker Non-votes
Merlin J. Augustine, Jr.	29,704,771	448,269	—
John A. McFarland	29,705,755	447,285	—
Robert L. Proost	29,243,259	909,781	—

The remaining board members are listed below and each is expected to serve out his respective term:

Jefferson W. Asher, Jr.	Robert J. Messey	Barry K. Rogstad
Richard E. Jaudes	R. L. Qualls

Proposal 2 was to consider and act upon a proposal to approve the Baldor Electric Company 2006 Equity Incentive Plan. Following is the results of shareholder voting on Proposal 2:

Votes For	Votes Withheld	Abstentions	Broker Non-votes
15,974,516	10,704,026	984,595	2,489,903

Item 5. Other Information

On April 22, 2006, Baldor’s shareholders approved the Baldor Electric Company 2006 Equity Incentive Plan (the “Plan”). A summary of the material terms of the Plan is contained in Baldor’s proxy statement for its 2006 annual shareholders meeting, which summary is incorporated herein by reference.

On April 21, 2006, subject to approval of the Plan by the shareholders, Baldor’s Compensation and Stock Option Committee granted awards of incentive and non-qualified stock options and non-vested stock units to certain non-employee directors and executive officers of Baldor.

Agreements were entered into with executive officers granting them incentive and non-qualified options from the Plan and non-qualified stock options from the Baldor Electric Company 1994 Stock Option Plan (the “1994 Plan”). The agreements provide the timing of the options’ vesting and expiration, and procedures for exercise and payment. Except as follows, an optionholder must be an employee at the time of option exercise. Upon termination of employment for reason other than misconduct, death or disability, then exercisable options will continue to be exercisable for three months after such termination. Upon termination of employment for reason of death or disability, all then outstanding options will be exercisable for a period of 12 months and 3 months, respectively, after the termination event. Upon termination for misconduct, as defined in the agreement, all outstanding options will immediately terminate.

Agreements were entered into with executive officers granting them non-vested stock units from the Plan and the 1994 Plan. The agreements provide the timing of the units’ vesting, and require that the unit holder be an employee of Baldor at the time of vesting. However, if a unit holder dies while an employee or terminates employment as a result of disability or retirement, all units will immediately vest. Units will also vest upon a change of control. Units are non-transferable and holders receive dividend equivalent payments, but have no other rights as shareholders.

Agreements were entered into with non-employee directors granting them non-qualified options from the Plan. The agreements provide the timing of the options’ vesting and expiration, and procedures for exercise and payment. Upon a director’s termination of service, unvested options will continue to vest and be exercised in accordance with their terms, and vested options may be exercised at any time in the five-year period following the termination, but in no event after their expiration date. In the event of the death of an option holder, all outstanding options shall vest and may be exercised at any time in the five-year period following the death, but in no event after the options’ expiration date.

Agreements were entered into with non-employee directors granting them non-vested stock units from the Plan. The agreements provide the timing of the units’ vesting. Units are non-transferable.

Item 6. Exhibits

a.	See Exhibit Index at page 24 of this Report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY
(Registrant)

Date: August 8, 2006	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
President, Chief Financial Officer & Secretary
(on behalf of the Registrant and as Principal Financial Officer)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.		Description
10(iii).9	* †	2006 Equity Incentive Plan, originally filed as Exhibit “A” to Registrant’s Proxy Statement dated March 16, 2006.

10(iii).10	†	Form of Incentive Stock Option Agreement, as approved by the Company’s Compensation and Stock Option Committee of the Board of Directors on April 21, 2006, and filed as Exhibit 10(iii).10 hereto.

10(iii).11	†	Form of Non-qualified Stock Option Agreement, as approved by the Company’s Compensation and Stock Option Committee of the Board of Directors on April 21, 2006, and filed as Exhibit 10(iii).11 hereto.

10(iii).12	†	Form of Stock Unit Agreement, as approved by the Company’s Compensation and Stock Option Committee of the Board of Directors on April 21, 2006, and filed as Exhibit 10(iii).12 hereto.

10(iii).13	†	Form of Non-qualified Stock Option Agreement for Non-Employee Directors, as approved by the Company’s Compensation and Stock Option Committee of the Board of Directors on April 21, 2006, and filed as Exhibit 10(iii).13 hereto.

10(iii).14	†	Form of Stock Unit Agreement for Non-Employee Directors, as approved by the Company’s Compensation and Stock Option Committee of the Board of Directors on April 21, 2006, and filed as Exhibit 10(iii).14 hereto.

10(iii).15	†	Form of Non-qualified Stock Option Agreement, as approved by the Company’s Compensation and Stock Option Committee of the Board of Directors on April 21, 2006, and filed as Exhibit 10(iii).15 hereto.

10(iii).16	†	Form of Stock Unit Agreement, as approved by the Company’s Compensation and Stock Option Committee of the Board of Directors on April 21, 2006, and filed as Exhibit 10(iii).16 hereto.

31.1		Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
†	Management contract or compensatory plan or arrangement.