Form 10-Q
period 2006-09-30
BALDOR ELECTRIC CO
filed 2006-11-09
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	01-07284

Exact name of registrant as specified in its charter	Baldor Electric Company

State or other jurisdiction of incorporation	Missouri

IRS Employer Identification No	43-0168840

Address of principal executive offices	5711 R. S. Boreham Jr, St Fort Smith, Arkansas
Zip Code	72901

Registrant’s telephone number, including area code	479-646-4711

Former name, former address and former fiscal year, if changed since last report	N/A

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

At September 30, 2006, there were 32,318,714 shares of the registrant's common stock outstanding.

Baldor Electric Company and Affiliates

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)			Sep 30, 2006	Dec 31, 2005
ASSETS
Current Assets
Cash and cash equivalents			$15,535	$11,474
Marketable securities			24,443	32,592
Accounts receivable, less allowances for doubtful accounts of $1,616 at September 30, 2006 and $3,124 at December 31, 2005			130,410	106,327
Inventories:
Finished products			72,997	76,632
Work in process			14,431	12,670
Raw materials			64,312	60,401

			151,740	149,703
LIFO valuation adjustment			(38,392)	(35,607)

			113,348	114,096
Prepaid expenses			3,200	4,482
Other current assets			37,362	27,485

TOTAL CURRENT ASSETS			324,298	296,456
Property, Plant and Equipment
Land and improvements			6,852	6,813
Buildings and improvements			61,867	56,980
Machinery and equipment			325,759	320,340
Allowances for depreciation and amortization			(254,444)	(243,838)

NET PROPERTY, PLANT AND EQUIPMENT			140,034	140,295
Other Assets
Goodwill			63,279	63,043
Other			7,687	6,647

TOTAL ASSETS			$535,298	$506,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable			$55,143	$37,036
Employee compensation			8,165	9,201
Profit sharing			7,516	8,938
Accrued warranty costs			5,661	5,584
Accrued insurance obligations			5,470	7,421
Dividends payable			—	5,295
Other accrued expenses			10,338	9,026
Current maturities of long-term obligations			25,000	25,000

TOTAL CURRENT LIABILITIES			117,293	107,501
Long-term obligations			80,025	70,025
Other liabilities			437	393
Deferred income taxes			33,513	29,067

	Sep 30, 2006	Dec 31, 2005
Shareholders' Equity
Preferred stock, $0.10 par value
Authorized shares: 5,000,000
Issued and outstanding shares: None
Common stock, $0.10 par value
Authorized shares: 150,000,000
Issued:	41,394,120	40,807,250	4,139	4,081
Outstanding:	32,318,714	33,073,438
Additional paid-in capital			86,435	68,562
Retained earnings			396,809	377,154
Accumulated other comprehensive income (loss)			5,771	(2,390)
Treasury stock, at cost:	9,075,406	7,733,812	(189,124)	(147,952)

TOTAL SHAREHOLDERS' EQUITY			304,030	299,455

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY			$535,298	$506,441

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005
Net sales	$212,905	$190,019	$610,826	$538,907
Cost of goods sold	158,318	140,193	450,175	399,414

Gross Profit	54,587	49,826	160,651	139,493
Selling and administrative expenses	33,890	31,532	99,956	90,377

Operating Profit	20,697	18,294	60,695	49,116
Other income, net	456	567	835	1,349
Interest expense	1,680	1,091	4,562	2,954

Earnings before income taxes	19,473	17,770	56,968	47,511
Income tax expense	7,291	6,609	21,022	17,617

NET EARNINGS	$12,182	$11,161	$35,946	$29,894

Net earnings per common share-basic	$0.38	$0.34	$1.10	$0.90

Net earnings per common share-diluted	$0.37	$0.33	$1.09	$0.89

Weighted-average shares outstanding-basic	32,277	33,203	32,590	33,186

Weighted-average shares outstanding-diluted	32,627	33,728	32,989	33,762

Dividends declared and paid per common share	$0.17	$0.16	$0.50	$0.46

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(in thousands)	Sep 30, 2006	Oct 1, 2005
Operating activities:
Net earnings	$35,946	$29,894
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) losses on sales of marketable securities	(3)	32
Losses (gains) on sales of assets	101	(654)
Depreciation	12,936	12,032
Amortization	1,631	1,509
Allowance for doubtful accounts receivable provision	(1,508)	(215)
Deferred income tax benefit	(703)	(1,460)
Share-based compensation expense	2,065	1,317
Changes in operating assets and liabilities:
Increase in receivables	(22,575)	(17,072)
(Increase) decrease in inventories	(752)	3,760
Decrease in other current assets	7,971	4,485
Increase in accounts payable	18,107	4,944
Decrease in accrued expenses and other liabilities	(10,821)	(5,791)
Increase in income tax recoverable	(4,416)	(492)
Increase in income tax payable	—	4,582
Decrease in other assets, net	2,201	921

Net cash provided by operating activities	40,180	37,792

Investing activities:
Additions to property, plant and equipment	(14,351)	(15,595)
Marketable securities purchased	(470)	(7,327)
Proceeds from sale of marketable securities	8,910	7,385
Proceeds from sale of property, plant and equipment	3	2,015

Net cash used in investing activities	(5,908)	(13,522)

Financing activities:
Additional long-term obligations	30,000	—
Reduction of long-term obligations	(20,000)	(5,000)
Dividends paid	(16,291)	(15,268)
Common stock repurchased	(38,465)	(2,806)
Proceeds from exercise of stock options	12,595	3,294
Excess tax benefits on share-based payments	1,950	—

Net cash used in financing activities	(30,211)	(19,780)

Net increase in cash and cash equivalents	4,061	4,490
Beginning cash and cash equivalents	11,474	12,054

Ending cash and cash equivalents	$15,535	$16,544

Noncash financing activity:

Additional paid-in capital resulting from shares traded for option exercises amounted to $2,258 in the first nine-months of 2006 and $1,772 in the first nine-months of 2005.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006, may not be indicative of the results that may be expected for the fiscal year ending December 30, 2006.

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

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005
Balance at beginning of period	$5,656	$6,030	$5,584	$6,335
Charges to costs and expenses	1,268	1,194	4,063	3,832
Deductions	(1,263)	(1,381)	(3,986)	(4,324)

Balance at end of period	$5,661	$5,843	$5,661	$5,843

Comprehensive Income: Total comprehensive income, net of related tax, was $10.9 million and $10.7 million for the third quarter of 2006 and 2005, respectively, and was $44.1 million and $27.3 million for the first nine months of 2006 and 2005, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005
Net earnings	$12,182	$11,161	$35,946	$29,894
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) during period	196	(136)	184	(317)
Reclassification adjustment for losses (gains) included in net income	—	—	(2)	20
Net change in cash flow hedges	(2,363)	(266)	5,987	(943)
Foreign currency translation adjustment	916	(81)	1,992	(1,381)

Total other comprehensive income (loss), net of tax	(1,251)	(483)	8,161	(2,621)

Total comprehensive income	$10,931	$10,678	$44,107	$27,273

Accounts Receivable: Trade receivables are recorded in the balance sheet at the outstanding balance, adjusted for charge-offs and allowances for doubtful accounts. Allowances for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer represents greater than 10% of net accounts receivable at September 30, 2006, and December 31, 2005.

Inventories: The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs which are subject to the final year-end LIFO inventory valuation.

Self-Insurance Liabilities: The Company’s self-insurance programs primarily cover exposure to product liability, workers’ compensation and health insurance. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claims experience and risk exposure levels. Future adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

Income Tax: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2006, and October 1, 2005, relates to state income taxes, permanent tax items, and changes in management’s assessment of the outcome of certain tax matters. The significant permanent tax items primarily consist of the recently enacted deduction for domestic production activities and the expiring extraterritorial income exclusion.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities. The impact of significant discrete items is separately recognized in the quarter in which they occur.

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

NOTE B – Financial Derivatives

The Company had derivative contracts that qualified as cash flow hedges with a fair value of $10.8 million and $938,000 recorded in other current assets at September 30, 2006, and December 31, 2005, respectively.

The amount recognized in cost of sales on cash flow hedges amounted to net reductions of $8.3 million in third quarter of 2006 and $1.2 million in third quarter 2005, and net reductions for the first nine months of 2006 and 2005 amounted to $13.4 million and $3.4 million, respectively. The ineffective portion of the Company’s cash flow hedges was not material during the third quarters or first nine months of 2006 or 2005. The Company expects that after-tax gains recorded in accumulated other comprehensive income (loss) related to cash flow hedges totaling $6.6 million at September 30, 2006, will be recognized in cost of sales within the next 15 months. The Company generally does not hedge forecasted transactions beyond 18 months.

NOTE C – Stock Plans

On April 22, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. This 2006 Plan authorizes the Company’s Board of Directors to grant: (1) stock appreciation rights, (b) restricted stock, (c) performance awards, (d) incentive stock options, (e) nonqualified stock options, and (f) stock units. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled and no further awards will be granted from those plans. The 2006 Plan is the only Plan under which awards can now be granted. A summary of the Company’s stock plans and summary details about each Plan as of September 30, 2006, follows.

Plan	Shares Authorized	Current Plan Status	Typical Grant Life
1987	2,700,000	Expired; except for options outstanding	10 years
1989	540,000	Expired	10 years
1990	501,600	Cancelled; except for options outstanding	6 years
1994	4,000,000	Cancelled; except for options outstanding	10 years
1996	200,000	Expired; except for options outstanding	10 years
2001	200,000	Cancelled; except for options outstanding	10 years
2006	3,000,000	Active	10 years

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

2006 Plan: Awards granted under the 2006 Plan included: incentive stock options, non-qualified stock options, and non-vested stock units. Non-vested stock units were awarded with no exercise price. Other awards permitted under this Plan include: stock appreciation rights, restricted stock, and performance awards. However, no such awards have been granted.

The purpose of granting stock options and non-vested stock units is to encourage ownership in the Company. This provides an incentive for the participants to contribute to the success of the Company and align the interests of the participants with the interests of the shareholders of the Company.

A summary of option activity under the Plans during the third quarter and nine-month period since December 31, 2005, and as of September 30, 2006, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Three months ended September 30, 2006
Outstanding at July 1, 2006	2,199,597	$23.34
Granted	11,200	29.95
Exercised	(101,531)	19.23
Expired	(9,799)	25.63
Cancelled	—	—
Forfeited	—	—

Outstanding at September 30, 2006	2,099,467	23.57

Nine months ended September 30, 2006
Outstanding at January 1, 2006	2,496,295	$20.89
Granted	373,667	29.25
Exercised	(574,585)	18.62
Expired	(26,660)	24.44
Cancelled	(169,250)	13.31
Forfeited	—	—

Outstanding at September 30, 2006	2,099,467	23.57	6.2 years	$15,805

Vested or expected to vest at September 30, 2006	2,043,618	23.48	6.2 years	$15,582
Exercisable at September 30, 2006	1,415,860	21.28	5.0 years	$13,633

The weighted-average grant-date fair value of options granted during the quarter was $7.93 in third quarter 2006 and $6.09 in third quarter 2005. The total intrinsic value of options exercised was $1.2 million during third quarter 2006 and $963,000 during third quarter 2005. The total fair value of options vested during the third quarter was $1.1 million in 2006 and $1.2 million in 2005.

The weighted-average grant-date fair value of options granted during the first nine months was $11.72 in 2006 and $7.74 in 2005. The total intrinsic value of options exercised was $7.0 million during the first nine months of 2006 and $2.3 million for the same period of 2005. The total fair value of options vested during the first nine months was $1.4 million in 2006 and $1.6 million in 2005.

As of September 30, 2006, there was $804,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

A summary of non-vested stock unit activity under the Plans during the third quarter and nine-month period ended September 30, 2006, is presented below:

	Three Months Ended Sep 30, 2006		Nine Months Ended Sep 30, 2006
Non-vested Stock Units	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	58,715	$32.38	—	$—
Granted	—	—	74,072	32.64
Vested	—	—	(12,285)	33.88
Cancelled	—	—	(3,072)	32.54
Forfeited	—	—	—	—

Non-vested at ending of period	58,715	32.38	58,715	32.38

No stock units vested during the third quarter of 2006. The total fair value of non-vested stock units that vested during the first nine months of 2006 was $416,000.

As of September 30, 2006, there was $1.1 million of total unrecognized compensation cost related to non-vested stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The remaining incremental compensation cost to be recognized over the remaining 6 to 40-month time period as a result of these modifications totaled $543,000. During the quarter ending September 30, 2006, the incremental compensation cost recognized was $80,000.

The fair value of options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ applicable vesting periods. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal on the date of the grant for the expected option life; (3) dividend yields are based on the Company’s dividend yield published in the Wall Street Journal on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding and is estimated based on historical experience. Assumptions used in the fair-value valuation are periodically monitored and adjusted to reflect current developments. Listed in the table below are the weighted-average assumptions and the weighted-average remaining contractual life for those options granted in the period indicated.

	Three Months Ended		Nine Months Ended
	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005
	Reported	Pro Forma	Reported	Pro Forma
Volatility	24.2%	1.4%	23.0%	1.0%
Risk-free interest rates	4.8%	4.2%	4.9%	3.8%
Dividend yields	2.3%	2.5%	1.9%	2.2%
Expected option life	6.5 years	4.0 years	6.0 years	5.4 years
Remaining contractual life	6.3 years	9.1 years	7.3 years	8.3 years

Prior to January 1, 2006, the Company accounted for its stock plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FAS 123, “Accounting for Stock-Based Compensation”. Stock-based employee compensation cost of $742,000, representing the related compensation expense for the non-qualified stock options granted at less than market on the date of grant, was recognized in the Statement of Earnings for third quarter 2005, and $1.3 million was recognized in the Statement of Earnings for the first nine months of 2005.

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

As a result of adopting FAS 123(R) on January 1, 2006, the Company’s income from operations and earnings before income taxes for third quarter 2006 were $679,000 lower, and net earnings was $428,000 lower, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per common share for third quarter 2006 were $0.01 lower than if the Company had continued to account for share-based compensation under APB 25.

As a result of adopting FAS 123(R) on January 1, 2006, the Company’s income from operations and earnings before income taxes for the first nine months of 2006 were $1.8 million lower, and net earnings was $1.1 million lower, than if the Company had continued to account for stock-based compensation under APB 25. Basic earnings per common share for the first nine months of 2006 were $0.04 lower than if the Company had continued to account for share-based compensation under APB 25 and diluted earnings per common share for the first nine months of 2006 were $0.03 lower than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of FAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.9 million excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006, would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s stock option plans in 2005.

(in thousands, except per share data)	Three Months Ended Oct 1, 2005		Nine Months Ended Oct 1, 2005
Net earnings, as reported		$11,161		$29,894
Add: Stock-based compensation expense included in reported net income, net of tax effects, including options issued at a discount		468		830
Less: Stock-based compensation expense determined under fair value method, net of related tax effects		(419)		(1,234)

Net earnings, pro forma		$11,210		$29,490

Earnings per common share:	Basic	Diluted	Basic	Diluted
Reported	$0.34	$0.33	$0.90	$0.89
Pro forma	$0.34	$0.33	$0.89	$0.87

NOTE D – Commitments and Contingencies

The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects that the ultimate resolution of these actions will not materially affect the Company’s financial position, results of operations, or cash flows.

On July 21, 2005, the Company entered into a five-year operating lease agreement on a new manufacturing facility in Columbus, Mississippi. At the end of the initial five-year lease term, the Company has the option to extend the lease for up to two successive five-year periods under terms similar to the terms of the original lease or purchase the property at a stated amount that approximates the fair value of the property. The Company has annual operating lease commitments of $850,000 related to the lease. During the construction period, the Company acted as construction manager under a construction management agreement. In accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction”, during the construction period, the Company had a maximum guarantee of 89.9% of the construction costs. As of September 30, 2006, the construction costs totaled $17.0 million. As the likelihood of making any payments on this guarantee is remote, no liability has been accrued. As part of the lease agreement, the Company is subject to an 82% residual value guarantee at the end of the lease term in the event the value of the property has decreased. The maximum potential liability under the residual value guarantee would be $13.6 million should the property become worthless by the end of the lease term. In accordance with Financial Interpretation (“FIN”) 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has recorded a liability of $393,000 classified in other liabilities, which represents the fair value of the guarantee, based on a probability-weighted calculation of the expected value of the property at the end of the lease term.

NOTE E – Credit Facilities

At September 30, 2006, the Company had borrowings of $51.0 million under a credit facility with a bank that provided the Company up to $85.0 million of borrowing capacity. Although this capacity is subject to a borrowing base limitation, it was not limited at September 30, 2006. Of the $30.0 million borrowed since year-end 2005 to fund share repurchases, $20.0 million has been repaid through third quarter 2006. Borrowings are secured by all trade accounts receivables. The Company utilizes a wholly-owned special purpose entity (“SPE”) to securitize the receivables. The SPE has no other purpose other than the securitization and is consolidated in the Company’s financial statements. On October 25, 2006, a $25.0 million note payable, classified as current maturities of long-term obligations at September 30, 2006, matured and was renewed for a three-year term.

NOTE F – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS):

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005
Numerator:
Net earnings	$12,182	$11,161	$35,946	$29,894

Denominator Reconciliation:
Weighted-average shares – basic	32,277	33,203	32,590	33,186
Effect of dilutive securities – stock options and non-vested stock units	350	525	399	576

Weighted-average shares – diluted	32,627	33,728	32,989	33,762

Earnings per common share – basic	$0.38	$0.34	$1.10	$0.90
Earnings per common share – diluted	$0.37	$0.33	$1.09	$0.89

NOTE G – Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. Among other items, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 for fiscal year 2007 and management is currently evaluating what impact, if any, FIN 48 will have on the financial results.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company is required to adopt FAS 157 for fiscal year 2008 and management is currently evaluating what impact, if any, FAS 157 will have on the financial results.

NOTE H – Subsequent Events

On November 6, 2006, the Company entered into a definitive agreement with Rockwell Automation, Inc. (“Rockwell”) to acquire 100% of Rockwell’s equity interest in Reliance Electric Company and certain of its affiliated companies (“Power Systems”). Power Systems is a leading provider of power conversion and transmission solutions. The agreed purchase price consists of: (a) a cash component of $1.75 billion payable at closing, and (b) the issuance of approximately 1.6 million shares of the Company’s common stock, with a market value of $50 million, based on Baldor’s volume weighted average stock price over the ten trading days prior to signing the definitive agreement. Baldor has received a financing commitment from BNP Paribas to support the transaction and expects to finance the $1.75 billion cash consideration through a combination of debt and approximately $350 million of equity or equity-linked securities. The transaction is expected to close in the first quarter of 2007 and is subject to customary closing conditions and regulatory approvals.

The purchase price will be allocated to the underlying assets and liabilities, including any resulting goodwill, based on their estimated fair values. The purchase price allocation will be determined upon further analysis. For the fiscal year ended September 30, 2006, Power Systems had sales of approximately $979.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This document contains statements that are forward-looking, i.e., not historical facts. The forward-looking statements contained in this document (generally identified by words or phrases indicating a projection or future expectation such as “optimistic”, “will”, “continue”, “expect”, “believe”, “should”, “assumption”, “may”, “estimate”, “judgment”, “anticipate”, or any grammatical forms of these words) are based on the Company’s current expectations and are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our ability to consummate the recently announced acquisition of Rockwell Automations Power Systems business on a timely basis, (ii) our ability to integrate the acquired business within the expected timeframes and to achieve the revenue, cost savings, and earnings levels from the acquisition at or above the levels projected, (iii) changes in economic conditions, (iv) developments or new initiatives by our competitors in the markets in which we compete, (v) fluctuations in the costs of select raw materials, (vi) the success in increasing sales and maintaining or improving the operating margins of the Company, and (vii) other factors including those identified in the Company’s filings made from time-to-time with the Securities and Exchange Commission. These statements should be read in conjunction with the Company's most recent annual report (as well as the Company's Form 10-K and other reports filed with the Securities and Exchange Commission) containing a discussion of the Company's business and of various factors that may affect it.

Recent Development

On November 6, 2006, the Company signed a definitive agreement (the “Agreement”) to acquire the Reliance Electric Company and certain of its affiliated companies (“Power Systems”) from Rockwell Automation, Inc. and certain of its subsidiaries for $1.8 billion. The purchase price will be comprised of $1.75 billion in cash and approximately 1.6 million shares of Baldor common stock. The purchase price is subject to adjustment as provided in the Agreement, and the Agreement includes representations, warranties and covenants from both parties customary in transactions of this type.

The transaction is expected to be completed in the first quarter of 2007 and is subject to customary closing conditions and necessary regulatory approvals.

Results of Operations

Baldor had record sales for third quarter 2006 of $212.9 million. Sales growth was broad-based, both by industry and geography. Net earnings were $12.2 million for the third quarter of 2006 and diluted earnings per common share were $0.37. Strong operating results and cash flows allowed us to continue to invest in manufacturing equipment, pay down debt, and pay dividends to our shareholders. During August we implemented a 7% price increase on motors as a result of the higher costs of copper, aluminum, steel and petroleum-related products.

Third quarter 2006 compared to third quarter 2005

Total sales for third quarter 2006 increased 12.0% to $212.9 million, compared to sales of $190.0 million in third quarter 2005. Sales of industrial electric motor products grew 18.1% compared to third quarter 2005. Growth in the motor business was across most basic industry applications including pumps, blowers, compressors, and industrial HVAC. Industrial electric motors comprised 80.2% of total product sales in third quarter 2006 compared to 76.1% in third quarter 2005. Sales of Super-E® premium efficiency motors continue to grow at more than twice our overall growth rate. Sales of both medium and large motor products grew in excess of 20%. Sales of drives and motion control products rose 17.4% in third quarter 2006 compared to third quarter 2005, primarily from increased demand for motion control products, particularly in Europe. Drive products accounted for 13.7% of total product sales in third quarter 2006 compared to 13.1% in third quarter 2005. During third quarter 2006, overall sales of generator products decreased 36.8% from the same period last year due to decreased military and hurricane-related demand. Generator products comprised 6.1% of total product sales in third quarter 2006 compared to 10.8% in third quarter 2005.

Gross margin was 25.6% in third quarter 2006 compared to 26.2% in third quarter 2005. The large motor business (60-1500 horsepower) has grown over 20% per year for the last two years. During second quarter we moved into a new manufacturing facility in Columbus, Mississippi. This new facility increases our capacity for large-motor production and improves our flexibility to support the continuing sales growth of these motors. However, because of the move and startup time required, production levels were much lower than normal for the quarter thereby reducing gross margin by approximately $2.0 million. We continue our focus on improving manufacturing process efficiencies and product designs.

Operating margin for third quarter 2006 improved to 9.7% from 9.6% in third quarter 2005. Total selling and administrative expenses for third quarter 2006 declined to 15.9% of sales compared to 16.6% of sales in third quarter 2005. We continue to effectively leverage selling and adminstrative costs by supporting increased sales volume without the addition of significant fixed overhead. Due to the adoption of FAS 123(R), operating profits and earnings before income taxes for third quarter 2006 were $679,000 lower than if we had continued to account for share-based compensation under APB 25.

Pre-tax margin was 9.1% for third quarter 2006 compared to 9.4% for third quarter 2005. Interest expense increased compared to third quarter 2005 due to rising interest rates and additional borrowings related to share repurchases.

Net earnings for third quarter 2006 of $12.2 million were up 9.2% from third quarter 2005 net earnings of $11.2 million. Diluted earnings per common share for third quarter 2006 grew by 12.8% to $0.37, partially benefitting from the repurchase of 1.1 million shares of our common stock in second quarter 2006. Diluted earnings per common share for third quarter 2005 was $0.33.

Nine months ended September 30, 2006 versus nine months ended October 1, 2005

Total sales for the first nine months of 2006 increased 13.3% to $610.8 million, compared to sales of $538.9 million in the first nine months of 2005. Sales of industrial electric motor products grew 17.5% compared to the first nine months of 2005 and that growth was spread among most of the industries and geographical areas we serve. Industrial electric motors comprised 80.7% of total product sales in the first nine months of 2006 compared to 77.8% in the comparable period of 2005. Sales of drives and motion control products were 5.9% higher in the first nine months of 2006 compared to the first nine months of 2005, fueled by third quarter growth in Europe. Drive products accounted for 13.9% of total product sales in the first nine months of 2006 compared to 14.9% in comparable period of 2005. For the first nine months of 2006, overall sales of generator products decreased by 15.9% from the same period of 2005 and comprised 5.4% of total product sales in the first nine months of 2006 compared to 7.3% in the first nine months of 2005. Decreased military and hurricane-related demand during the third quarter 2006 was the primary contributor to the year-to-date decline. While we expect military shipments to resume during early 2007, we believe that military and hurricane-related shipments are unpredictable and will continue to be a smaller percentage of our overall generator business. Other industrial generators sales were up 14.1% in the first nine months of 2006, indicating growth in distribution channels and market share.

Gross margin improved to 26.3% of sales in the first nine months of 2006 compared to 25.9% in first nine months of 2005. Prices for copper and aluminum continued to rise through the first nine months of 2006. Continued increasing material costs in 2006 had a negative impact on margins; however, improvements in manufacturing efficiencies and strong sales growth resulted in overall improvement in the gross margin. During the first nine months of 2005, certain accrued insurance obligations were adjusted to reflect current exposure, improving gross margin by 0.3% of sales.

Operating margin for the first nine months of 2006 improved to 9.9% from 9.1% in the first nine months of 2005. As a result of not adding substantial fixed selling and administrative costs during the first nine months of 2006, total selling and administrative expenses amounted to 16.4% of sales compared to 16.8% of sales in the first nine months of 2005. In the first nine months of 2006, we adjusted our allowance for doubtful accounts receivable to reflect current exposure resulting in an increase in the operating margin of 0.2% of sales. Due to the adoption of FAS 123(R), operating profits and earnings before income taxes for the first nine months of 2006 were $1.8 million lower than if we had continued to account for share-based compensation under APB 25.

Pre-tax margin improved to 9.3% of sales for the first nine months of 2006 from 8.8% for the comparable period of 2005. Interest expense increased compared to the same period of 2005 due to rising interest rates and additional borrowings related to share repurchases. Improvements in gross and operating margins more than offset this increase.

As a result of improved margins, net earnings of $35.9 million for the first nine months of 2006 were up 20.2% from net earnings of $29.9 million for the first nine months of 2005. Diluted earnings per common share for the first nine months of 2006 grew by 22.5% to $1.09 compared to $0.89 for the first nine months of 2005. During 2006 and 2005, certain liabilities were adjusted to reflect current exposure. Reduction of allowance for doubtful accounts receivable during the first nine months of 2006 increased diluted earnings per common share by $0.02. Adjustments to our self-insurance liabilities during the first nine months of 2005 increased diluted earnings per common share by $0.03.

Facilities

In third quarter 2006, we completed the move of our large motor production into a new facility in Columbus, Mississippi. The new facility replaced our existing facility in Columbus and provides additional efficiencies and capacity. On July 21, 2005, we entered into a five-year operating lease agreement on this new facility. At the end of the initial five-year lease term, the Company has the option to either extend the lease for up to two successive five-year periods under terms similar to the terms of the original lease or purchase the property at a stated amount that approximates the fair value of the property. Annual operating lease commitments amount to approximately $850,000.

Financial Condition

Our financial condition remained strong through third quarter 2006. We continued to maintain financial strength while investing in research and development for new and existing products, making capital investments in our manufacturing facilities and information systems, expanding into new markets, and continuing to invest in both our employees’ and customers’ education and training. We believe the investment in our employees through training and education is a key to continued success and improved shareholder value. Our commitment to research and development continues to help us maintain a leadership position in the marketplace and satisfy customers’ needs. We continue to make investments in new product development as well as in existing products for improved performance, increased energy efficiency, and manufacturability.

Liquidity and Capital Resources

Our liquidity position remained solid in third quarter and first nine months of 2006. Working capital amounted to $207.0 million at September 30, 2006, and $189.0 million at December 31, 2005. The ratio of current assets to current liabilities was 2.8 to 1 at both September 30, 2006, and year-end 2005.

Liquidity was supported by cash flows from operations of $40.2 million in the first nine months of 2006 compared to $37.8 million in the first nine months of 2005. While we were able to reduce the number of days it takes to collect our accounts receivable during the first nine months of 2006, the strong sales growth resulted in additional investment in accounts receivable of $22.6 million compared to $17.1 million for the same period in 2005. Increased accounts payable contributed $13.2 million more in operating cash flows when compared to the first nine months of 2005 and is primarily attributable to higher production levels to support sales growth and the timing of cash disbursements. In the first nine months of 2006, we made estimated tax payments greater than those made in the same period 2005, reducing operating cash flows by approximately $8.4 million. In the first nine months of 2006, we utilized operating cash flows, along with accumulated cash and marketable securities and long-term debt, to fund property, plant and equipment additions of $14.4 million, pay dividends to our shareholders of $16.3 million, and repurchase 1.2 million shares of our common stock for $38.5 million. During the first nine months of 2005, operating cash flows and accumulated cash were utilized to fund property, plant and equipment additions of $15.6 million, pay dividends to our shareholders of $15.3 million, and repurchase 113,000 shares of our common stock for $2.8 million.

Total long-term debt, including $25.0 million classified as current maturities, was $105.0 million at September 30, 2006, and $95.0 million at December 31, 2005. Of the additional $30.0 million borrowed in first quarter 2006 to fund share repurchases, $10.0 million was repaid during both subsequent quarters of 2006. We will continue to reduce outstanding borrowings as cash flows allow. Baldor’s credit agreements contain various financial covenants, and we were in compliance with those covenants during all of the periods presented in this report.

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

Self-Insurance Liabilities: Baldor’s self-insurance programs primarily include product liability, workers’ compensation, and health insurance. We self-insure from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using claims experience and risk exposure levels for the periods being valued and current conditions. Adjustments to the self-insurance liabilities may be required to reflect emerging claims experience and other factors.

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

Share-Based Compensation: Beginning in fiscal year 2006, Baldor applies the fair value method, pursuant to Statement of Financial Accounting Standards (“FAS”) No. 123(R) “Share-Based Payments”, in accounting for share-based compensation plans. Effective January 1, 2006, Baldor adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method. As a result, the Company recognizes the fair value of share-based compensation over the vesting period of the related awards.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. Among other items, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Baldor is required to adopt FIN 48 for fiscal year 2007 and management is currently evaluating what impact, if any, FIN 48 will have on our financial results.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Baldor is required to adopt FAS 157 for fiscal year 2008 and management is currently evaluating what impact, if any, FAS 157 will have on our financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to Baldor’s operations result primarily from changes in commodity prices, interest rates, concentrations of credit, and foreign exchange rates. To maintain stable pricing for our customers, we enter into various hedging transactions as described below.

Baldor is a purchaser of certain commodities, including copper and aluminum, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. At September 30, 2006, and October 1, 2005, all of our open positions were designated as cash flow hedges. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodidites hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. Management has determined that a hypothetical 10% change in the fair value of open positions would not have a material effect on the Company’s results of operations.

Our interest rate risk is related to available-for-sale securities and long-term debt. Anticipated interest rate risk is not considered material for the available-for-sale securities. Our debt obligations include certain notes payable to banks bearing interest at a quarterly variable rate. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt. A 1.0% increase in variable borrowing rates would not have a material effect on Baldor’s consolidated balance sheets, results of operations, or cash flows.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The most significant risk factors related to the Company’s business are as follows:

1.	The Company’s future results are subject to fluctuations in the price of raw materials. The principal raw materials used to produce our products are steel, copper and aluminum. The prices of those raw materials are susceptible to significant fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances. If the Company is unable to mitigate raw materials price increases through product design improvements, price increases to its customers, and hedging transactions, future profitability could be adversely affected.

2.	The Company’s future results may be impacted by the effects of, and changes in, worldwide economic conditions. The Company’s business may be adversely affected by factors in the United States and other countries that are beyond its control, such as an economic downturn in a specific country or region, or in the various industries the Company serves; social or political conditions in a specific country or region; or potential adverse changes in tax laws in the jurisdictions in which the Company operates.

3.	The Company’s results are affected by competitive conditions and customer preferences. The Company operates in markets that are highly competitive. Some of the Company’s competitors are larger in size or are divisions of large diversified company’s and have substantially greater financial resources. Demand for the Company’s products may be affected by the Company’s ability to introduce new, redesigned, and customized products to meet changing customer expectations and requirements; the Company’s ability to respond timely to downward pricing pressure to stay competitive; and changes in customer order patterns.

4.	The Company’s future results may be affected by various legal and regulatory proceedings, including those involving product liability, antitrust, environmental or other matters. The Company from time to time is party to legal and regulatory proceedings in the normal course of business. The outcome of legal proceedings could differ from the Company’s expectations since the outcomes of litigation, including regulatory matters, are sometimes difficult to predict. As a result, the Company could be required to change current estimates of liabilities as litigation matters develop. Changes in these estimates could have an adverse affect on the Company’s results of operations.

5.	The Company’s total assets include goodwill. If the Company determines that goodwill has become impaired in the future, net income could be adversely affected. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. The Company reviews goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write down or impairment of goodwill could have a material adverse affect on the Company’s financial results.

6.	The Company’s future results may be affected by environmental, health and safety laws, and regulations. The Company is subject to various laws and regulations relating to the protection of the environment and human health and safety and has incurred and will continue to incur capital and other expenditures to comply with those regulations. Failure to comply with certain regulations could subject the Company to future liabilities, fines or penalties or the suspension of production. In addition the Company incurs, in the normal course of business, various remediation expenses related to its manufacturing sites, none of which is expected to be material. If remediation obligations were to increase beyond the Company’s expectations or if the Company incurred fines, penalties, or suspension of production, future results could be adversely affected.

7.	The Company’s proposed acquisition of Power Systems is subject to a number of conditions, many of which are beyond either company’s control. The completion of the acquisition of Powers System depends on a number of conditions being satisfied, including necessary regulatory approvals. The transaction will be completed only if all conditions to the transaction are satisfied or waived. Some of the conditions to the transaction are beyond the parties’ control. The Company cannot be certain when, or if, the conditions to the acquisition will be satisfied or waived, or that the acquisition will be completed.

8.	The Company will substantially increase its leverage in order to finance the acquisition of Power Systems. To pay for the Power Systems’ acquisition, the Company intends to borrow money and issue equity or equity-linked securities. Through these transactions, the Company expects to have total indebtedness of approximately $1.5 billion. However, if the Company is not able to successfully complete the planned equity and equity-linked securities offerings within the required timeframe, total indebtedness could increase up to $1.9 billion. Increased indebtedness may reduce the Company's flexibility to respond to changing business and economic conditions or fund the capital expenditure or working capital needs because the Company will require additional funds to service its indebtedness. In addition, covenants the Company makes to its lenders will limit the Company's ability to incur additional indebtedness, and the leverage may cause potential lenders to be less willing to loan funds to the Company in the future.

9.	The Company may not be able to integrate Power Systems effectively. Even though the Company has acquired businesses in the past, the Power Systems acquisition constitutes the largest acquisition the Company has ever undertaken and, although Rockwell Automation has agreed to provide various services to the Company during a transition period, the magnitude of this acquisition may present significant integration challenges and costs to the Company. Realization of the benefits of the transaction will require the integration of some or all of the sales and marketing, distribution, manufacturing, engineering, finance and administrative operations and information of Power Systems with the Company. The successful integration of these businesses will require substantial attention from our senior management and the management of Power

Systems, which may decrease the time they devote to routine selling and administrative functions. If the Company cannot successfully integrate Power Systems on a reasonable timeframe the Company may not be able to realize the potential benefits anticipated from the acquisition. The Company’s financial condition, results of operations, and cash flows could be materially and adversely affected if it does not successfully integrate Power Systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended September 30, 2006, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #7
Jul 2, 2006 – Jul 29, 2006	5,411	$29.02	—	1,451,623
Month #8
Jul 30, 2006 – Aug 26, 2006	—	—	—	1,451,623
Month #9
Aug 27, 2006 – Sep 30, 2006	17,438	$30.96	—	1,451,623

Total	22,849	$30.50	—	1,451,623

(1)	Includes shares repurchased through private and open-market transactions pursuant to Baldor’s share repurchase program and 22,849 shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During third quarter 2006, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.4% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

a.	See Exhibit Index at page 25 of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY (Registrant)

Date: November 9, 2006	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
President, Chief Financial Officer & Secretary
(on behalf of the Registrant and as Principal Financial Officer)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.	Description
4.1	Loan Agreement dated as of March 16, 2001, among Baldor Investment, LLC, Baldor Electric Company, Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation

4.1.1	Amendment No. 1, dated March 15, 2002, to Loan Agreement dated as of March 16, 2001, among Baldor Investment, LLC, Baldor Electric Company, Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation

4.1.2	Amendment No. 2, dated March 6, 2003, to Loan Agreement dated as of March 16, 2001, among Baldor Investment, LLC, Baldor Electric Company, Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation

4.1.3	Amendment No. 3, dated March 5, 2004, to Loan Agreement dated as of March 16, 2001, among Baldor Investment, LLC, Baldor Electric Company, Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation

4.1.4	Amendment No. 4, dated January 31, 2005, to Loan Agreement dated as of March 16, 2001, among Baldor Investment, LLC, Baldor Electric Company, Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation

4.1.5	Amendment No. 5, dated January 30, 2006, to Loan Agreement dated as of March 16, 2001, among Baldor Investment, LLC, Baldor Electric Company, Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation

4.1.6	Amendment No. 6, dated April 7, 2006, to Loan Agreement dated as of March 16, 2001, among Baldor Investment, LLC, Baldor Electric Company, Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.