Form 10-K
period 2006-12-30
BALDOR ELECTRIC CO
filed 2007-02-28
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from             to

Commission File Number 01-07284

Baldor Electric Company

Exact name of registrant as specified in its charter

Missouri	43-0168840
State or other jurisdiction of incorporation or organization	IRS Employer Identification No

5711 R. S. Boreham, Jr. St Fort Smith, Arkansas	72901
Address of principal executive offices	Zip Code

479-646-4711

Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant based on the closing price on July 1, 2006, was $905,324,676.

At February 16, 2007, there were 45,743,885 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2007 (the "2007 Proxy Statement"), are incorporated by reference into Part III.

Forward-looking Statements

This annual report, the documents incorporated by reference into this annual report, and other written reports and oral statements made time to time by Baldor and its representatives may contain statements that are forward-looking. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “estimate”, “believe”, “will”, “intend”, “expect”, “may”, “could”, “future”, “susceptible”, “unforeseen”, “anticipate”, “would”, “subject to”, “depend”, “uncertainties”, “predict”, “can”, “expectations”, “if”, “unpredictable”, “unknown”, “pending”, “assumes”, “continued”, “ongoing”, “assumption”, or any grammatical forms of these words or other similar words) are based on our current expectations and are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

•

Our ability to integrate the Power Systems business we recently acquired from Rockwell Automation within the expected time frames and to achieve the revenue, cost savings, and earnings levels from the acquisition at or above the levels projected;

•	Fluctuations in the costs of select raw materials;

•	Changes in economic conditions within the United States;

•	Economic and political changes in foreign markets in which we envision continued and future growth;

•	Our ability to anticipate and respond to changing customer demands;

•	Developments or new initiatives by our competitors in the markets in which we compete;

•	Our reliance on, and increased competition from, independent distributors;

•	Potential exposure to product liability claims and other legal proceedings;

•	Potential business disruptions due to work stoppages, equipment outages, or information system failures;

•	Our leverage, the use of significant amounts of cash to service our indebtedness and the loss of flexibility as a result of the covenants imposed by the instruments governing our indebtedness;

•	Our ability to retain qualified personnel;

•	Our ability to maintain our rights to intellectual property;

•	The success in increasing sales and maintaining or improving our operating margins; and

•	Other factors including those identified in “Risk Factors” included in our filings made from time-to-time with the Securities and Exchange Commission (“SEC”).

PART I

Item 1. Business

General

Baldor Electric Company (“Baldor” or the “Company”) is a leading manufacturer of industrial electric motors, drives, and generators, currently supplying over 8,000 customers in more than 160 industries. We sell our products to original equipment manufacturers and distributors serving markets in the United States and throughout the world. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive total cost of ownership, which takes into account initial product cost, product life, maintenance costs and energy consumption. We estimate that the initial purchase price and lifetime maintenance costs of a typical electric motor represent approximately 2% of the cost of the electricity consumed by a motor run continuously over its lifetime. We believe that due to high energy prices, our customers increasingly base their purchasing decisions on the energy efficiency of our motors and other products, rather than on the price alone. Over the past 15 years, our revenue has grown at a 6.4% compounded annual growth rate. We have achieved most of this growth organically through product innovation, increased market share and expansion into new markets.

The Acquisition

On January 31, 2007, we acquired the Reliance Electric industrial motors business and the Dodge mechanical power transmission business from Rockwell Automation, Inc. and certain of its subsidiaries. The total consideration paid was $1.8 billion, including a payment of $1.75 billion in cash, which is subject to adjustment, and the issuance of 1.58 million shares of our common stock to Rockwell Automation. We refer to this business in this annual report as the “Acquired Business” or “Reliance Electric”. Because the acquisition has recently been completed and the Acquired Business has not yet fully been integrated, we present the description of business and other information of the Acquired Business separately from that of Baldor. Also, as used herein, the term “Power Systems” refers to the Power Systems Group of Rockwell Automation, which is comprised of (i) the Acquired Business and (ii) the Reliance Electric and Reliance branded drives business, which was not purchased by us. Prior to the acquisition, Reliance Electric’s fiscal year ended September 30.

Reliance Electric’s industrial motors business designs and manufactures industrial electric AC and DC motors, ranging from fractional to 15,000 horsepower, and specializes in high horsepower motors ranging from 60 to 5,000 horsepower. Reliance Electric’s industrial motors are used in a variety of applications and industries, including forest products, heating, ventilating and air conditioning (“HVAC”), metals, mining and petrochemicals. Reliance Electric’s motor offering expands Baldor’s current offering to include larger, variable speed AC motors and specialty motors serving underground mining, navy, and nuclear applications. For the year ended September 30, 2006, approximately 75% of Reliance Electric motors were custom-built. In addition, Reliance Electric provides product repair and reconditioning, preventive and diagnostic maintenance, plant improvement assessments, and training and consulting services.

The Dodge mechanical power transmission business designs and manufactures mounted bearings, enclosed shaft mount, helical and worm gearing, and other power transmission components such as bushings, sheaves and conveyor pulleys. Enclosed gearing and power transmission components adjust the speed and the torque of the motion produced by an electric motor, allowing the matching of the motor to the driven application. Mounted bearings support rotating shafts, minimizing vibration, limiting friction and extending machine life. We will be able to offer Dodge power transmission components combined with Baldor and Reliance electric motors to provide a complete power train for a broad range of industrial applications. We believe that Dodge holds leading market positions in mounted bearings and enclosed shaft mount gearing. For the year ended September 30, 2006, approximately 78% of Dodge domestic sales were through the distributor channel.

For the year ended September 30, 2006, Power Systems had total sales of $1.0 billion, of which $544.0 million was for the Electrical operating segment and $487.9 million was for the Mechanical operating segment. In addition, earnings before interest and taxes for the Power Systems’ segments were $53.2 million for the Electrical segment and $109.1 million for the Mechanical segment and $(16.2) million for Headquarters and Other expenses. Headquarters and Other expenses include costs related to Rockwell Automation’s corporate allocation, Reliance Electric’s non-operating subsidiaries and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization and depreciation related to Reliance Electric’s previous acquisitions.

Financing Transactions

On January 31, 2007, we (1) sold $350 million of common stock pursuant to a public stock offering, (2) sold $550 million of senior notes, and (3) entered into a new senior secured credit facility, consisting of a $1.0 billion term loan and a $200.0 million revolving credit facility. We used $1.0 billion in borrowings under the term loan portion of our new senior secured credit facility, together with the proceeds from the sale of common stock and notes, to finance the acquisition of the Acquired Business, to repay substantially all of our existing indebtedness and to pay related fees and expenses of those transactions.

On February 7, 2007, we sold $48.6 million of common stock pursuant to the underwriters’ exercise of their over-allotment option. We used the proceeds from that sale to pay down borrowings under the term loan portion of our new senior secured credit facility and to pay related fees and expenses of that transaction.

Our Competitive Strengths

We believe that we are well positioned in the markets in which we compete based on the following competitive strengths, which will be enhanced by our acquisition of the Acquired Business:

•	Excellent reputation and strong brand name preference.

The Baldor, Reliance, Reliance Electric and Dodge brand names are associated with high-quality innovative products, engineering expertise, excellent customer service, and an overall leadership position in the industry. Baldor, Reliance Electric and Dodge were founded in 1920, 1904 and 1878, respectively. Baldor was the preferred brand in 19 of 21 independent surveys of industrial electric motor users conducted over the past five years.

•	Emphasis on providing our customers the highest value.

We provide value to our customers by offering a broad range of high quality products, short lead times on custom products, quick delivery for stock products and local customer service and support. We also offer the capability to design and manufacture custom products that address the requirements of our customers. We believe we are well positioned relative to many of our competitors who emphasize low price.

•	Diversified customer base and end markets.

In the year ended December 31, 2005, our products and those of the Acquired Business were sold to more than 4,000 OEMs and 5,000 distributors across a wide variety of end markets. On average, Baldor’s top 20 customers in the fiscal year 2006 have been doing business with us for 22 years. For the fiscal year ended 2006, approximately half of our sales were to OEMs and half were to distributors. For the year ended September 30, 2006, approximately 52% of Power Systems’ domestic revenues were generated through distributors. We believe that the different purchasing patterns among our customers in the various end markets we serve allow us to reduce the overall sensitivity of demand for our products due to changes in the economy. Also, we believe our large installed base and specification of our products by leading OEMs as original equipment creates significant replacement demand.

•	Robust product development.

For over 86 years, Baldor has introduced many innovative products, including our Super-E branded line of premium energy efficient motors. We estimate that the initial purchase price and lifetime maintenance costs of a typical electric motor represent approximately 2% of the cost of the electricity consumed by a motor run continuously over its lifetime. For example, the energy cost of a typical 100 horsepower motor run continuously can exceed $25,000 annually. In addition, our recently developed H2 inverter drive has been designed to be the most reliable, easy to use, and efficient drive available in the market. Dodge products are also recognized for innovation. For example, customers are able to configure Dodge bearings with (i) a Grip Tite feature that allows it to be easily attached to standard sized shafts, (ii) an EZ-KLEEN feature that seals the bearing in order to allow a wash-down of the application, and (iii) an air-handling bearing that provides quiet, high-speed operation.

•	Committed and motivated workforce.

Our employees are highly motivated and productive. Our shared values, commitment to education and training, retention practices and the ability to participate in equity ownership through profit sharing, stock options and 401(k) plans help us keep motivated and productive employees. We are committed to an operating environment that is conducive to operational excellence and invest regularly to make sure our plants are modern, clean and safe for our employees. We believe the Acquired Business has a similar operating philosophy.

•	Experienced management team.

Our senior management team has significant experience in industrial manufacturing, marketing and sales at Baldor through a range of economic conditions. The members of our senior management team have been with us on average for over 20 years and are dedicated to the success of our Company.

Our Strategy

Our mission is to be the best (as determined by our customers) marketers, designers and manufacturers of industrial electric motors, drives and generators. Our strategies to achieve our mission include:

•	Leverage existing customer relationships and realize cross-selling opportunities.

The addition of the Acquired Business’s product portfolio will expand our presence at each level of the power train that facilitates the conversion of power to motion. We intend to use this expanded product offering to strengthen our relationships with customers and enhance our ability to obtain additional business.

•	Realize synergies and cost savings.

We intend to realize synergies and cost savings by integrating the Acquired Business and our existing business. We expect to be able to achieve cost savings by integrating our purchasing, engineering and working capital management, reducing overhead, increasing productivity, implementing best practices and combining our manufacturing footprint. We currently expect to realize annual pre-tax synergies of approximately $30 million by the end of the third year.

•	Continuous product development.

We continually evaluate our products to find ways to improve performance and reduce the material needed to meet our customers’ demands. On average, we release 250 new product line additions a year and approximately 25% of our annual sales in each of the past five years were from newly developed products, defined as products developed in the prior five year period.

•	Reduce financial leverage.

We intend to reduce our financial leverage with cash flow generated from operations.

•	Pursue growth opportunities.

We believe the end-markets we serve provide attractive growth opportunities. We expect to continually develop new products and enhance existing products to meet customers’ end-use applications. In addition we intend to expand our global reach by capitalizing on high-growth regions such as China with our broadened product offering, local service and support and manufacturing capabilities.

Products

Baldor

•

Motors. Our motor products have a reputation of being premium products in the markets we serve. Our industrial motor product line includes both AC and DC electric motors. Our AC motors range in size from fractional to 1,500 horsepower and our DC motors range from fractional to 600 horsepower. Our motors are used in a wide variety of essential applications, including unit handling (conveyor belts and other material handling equipment), air handling (fans and blowers), and fluid handling (pumps). Our motors are used in many industries, including agriculture, chemical, food and beverage, machinery manufacturing, medical equipment, mining, paper and packaging, semiconductor manufacturing and water supply. We believe that this diversification across industries allows us to be less dependent on any particular industry or customer segment. We also manufacture gear motors and speed reducers.

Our motors are designed as both stock and custom products. For fiscal year 2006, stock motors represented approximately 61% of our domestic motor sales. Stock motors are available for immediate shipment from current finished inventory. Custom motors are built to customer specifications and are typically built and shipped within 2-3 weeks of order entry. Industrial motors represented approximately 80.7% of our net sales in 2006 and 78.3% of our net sales in 2005.

Our current motor product offering and their primary applications are summarized in the table below:

Product Type	Power Range/Output	Main Applications/ Industries

General Purpose*	Fractional – 1,500 HP	Blowers Fans Pumps Conveyors Semiconductor

Washdown Duty*	Fractional – 20 HP	Food Processing Pharmaceuticals

Severe Duty*	1 – 1,500 HP	Chemical Processing Petroleum Processing Aggregate

Explosion Proof	1 – 300 HP	Petroleum Processing Chemical Processing

*	Super-E energy efficient motors available in this product type.

•

Drives. We also manufacture drives, which are electronic controls used to adjust the speed and torque of an electric motor to match an end application. We also make a line of drives, such as linear and rotary servo motors and motion control products, which are used to automate manual processes. Generally, our industrial drives and motion control products are used in the same industries and applications as our motors. Drives represented approximately 13.7% of our net sales in 2006 and 14.7% of our net sales in 2005.

Our current drives product offering and their primary applications are summarized in the table below:

Product Type	Power Range/Output	Main Applications/Industries

Inverter Drives	Fractional – 1,500 HP	Blowers Fans Conveyors

Vector Drives	Fractional – 1,500 HP	Elevators Cranes Hoists

Servo Drives	Up to 1,500 lb-in	Semiconductor Process Pick and Place Machines Inspection Equipment

•

Generators. Our generator product line ranges from 1.3 kilowatts to 2.0 megawatts, and includes portable generators, industrial towable generators, mobile light towers, emergency and standby generators, prime power generators and peak-shaving generators. We sell our generators to companies in a variety of industries, including agriculture, construction, equipment rental, military, municipal, and telecom. Generators represented 5.6% of our net sales in 2006 and 7.0% of our net sales in 2005.

Our current generator product offering and their primary applications are summarized in the table below:

Product Type	Power Range/ Output	Main Applications/Industries

Portables	1.1 to 11 Kw	Construction Rental

Towables	25 to 400 Kva	Construction Rental Telecom

Standby Generators	20 to 2,000 Kw	Facility Back-Up Power Peak Shaving Applications

Light Towers	6 Kw	Construction Rental Military

Acquired Business

•

Reliance Electric. Reliance Electric’s business is composed of standard and engineered motors and services. Reliance Electric produces large AC and custom motors that range from 300 to 15,000 horsepower as well as small and medium AC motors that range from fractional to 300 horsepower.

Reliance Electric’s motors are used in many industries such as mining, power generation, petroleum and chemical, petroleum exploration and production (drilling, in particular), plastic extrusion, paper and metal processing, and military. Reliance Electric’s motors are also used in a wide variety of applications, including unit handling, pumps, compressors, fans and blowers found in a wide range of commercial and industrial equipment.

Reliance Electric’s current product offering and their primary applications are summarized in the table below:

Product Type	Power Range/Output	Main Applications/Industries

General Industrial	Fractional –15,000 HP	Conveyors & Material Handling Fans Pumps Compressors Industrial Machinery

Severe Duty	Fractional –10,000 HP	Petroleum Processing Chemical Processing Paper & Forest Products Aggregate

Washdown	Fractional – 20 HP	Food & Beverage Processing

Explosion Proof	Fractional to 800 HP	Petroleum Processing Chemical Processing Underground Mining Grain Processing

Variable Speed (AC & DC)	Fractional to 3,000 HP	Drilling Mining Petroleum Chemical Pulp & Paper Industrial Machinery HVAC

Specialty	Fractional –10,000 HP	Mining Navy Nuclear

The services unit of Reliance Electric repairs and reconditions Reliance Electric and Dodge products as well as those of competitors, performs diagnostic maintenance to enhance customer productivity and avoid downtime, and offers plant improvement assessments. The services unit has 11 service centers in the U.S., two in Mexico, one in Canada, and one in China.

Reliance Electric’s business generated 52.7% of Power Systems’ sales for its year ended September 30, 2006.

•

Dodge. The Dodge mechanical power transmission business designs and manufactures mounted bearings, enclosed shaft mount, helical and worm gearing, and other power transmission components such as bushings, sheaves and conveyor pulleys. Dodge’s business generated 47.3% of Power Systems’ sales for its year ended September 30, 2006.

Dodge’s current product offerings and their primary applications are summarized in the table below:

Product Type	Power Range/Output	Main Applications/Industries

Mounted Bearings		Mining
Ball	1/2 inch –3 1/2 inch	Fans
Roller	1 3/16 inch –15 3/4 inch	Petroleum
Plain	1 3/16 inch – 12 inch	Aggregate
Power Generation

Gearing		Mining
Worm	1/4 to 10 HP	Food
Helical and Helical Bevel	1/4 to 75 HP	Package handling
Shaft Mount	1/4 to 250 HP	Airport baggage
Aggregate

PT Components
Couplings	Various Shaft Size	Pumping
Sheaves and Bushings	Various Shaft Size	Aggregate
Conveyor Pulleys	CEMA Standard and Engineered	Mining Unit Handling

Manufacturing

Baldor

We manufacture all products we sell, including many of the components used in our products, such as laminations, stamped steel parts, and aluminum die castings. In addition to manufacturing components, our motor manufacturing operations include machining, welding, winding, assembling, and finishing operations. Manufacturing many of our own components permits us to better manage cost, quality, and availability. Our FLEX FLOW manufacturing process enables us to provide short lead times.

The raw materials and parts necessary for our manufacturing operations are available from several sources. These materials include steel, copper wire, gray iron castings, aluminum, insulating materials, electronic components, and combustion engines. Many of these materials and parts are purchased from more than one supplier. We believe alternative sources are available for such materials and parts.

Acquired Business

Reliance Electric and Dodge manufacturing processes are vertically integrated and include machining, hobbing, honing, grinding, stamping, forming, welding, stator winding, die casting, heat treating, assembling and testing. The raw materials and parts necessary for the Acquired Business’s processes are very similar to those of Baldor, except combustion engines.

Sales and Marketing

Baldor

Our products are marketed throughout the United States and in more than 60 foreign countries. Our field sales organization, comprised of independent manufacturer’s representatives and Baldor sales personnel, is located in more than 70 offices, which includes 40 locations in North America, and each offers the entire product line in their territory.

Custom products and stock products are sold to OEMs and to independent distributors for resale, often as replacement components in industrial machinery that is being modernized or upgraded for improved performance. For the fiscal year ended December 30, 2006, approximately 50% of our domestic net sales were generated through distributors. Because of our broad customer base, in fiscal 2006 no single customer represented more than 5% of our net sales and our largest OEM did not constitute more than 2% of our net sales.

Acquired Business

Reliance Electric and Dodge market their products through a single sales organization responsible for distributors, OEMs and end-users. The sales organization is segmented into five regions with sales engineers located in U.S., Canada, Latin America (including Mexico), Europe and Asia Pacific. The sales organization is responsible for all products offered by Reliance Electric and Dodge and is augmented by distributor channel managers and industry business teams. Typically, sales personnel of the Acquired Business are employees of the Acquired Business. Reliance Electric sells directly to over 2,500 OEMs, end-user customers and distributors. Reliance Electric’s ten largest customers accounted for approximately 20% of Power Systems’ domestic net revenue in fiscal 2006. Mining OEMs, petroleum and chemical users and industrial distributors were among the largest customers.

Dodge sells its products to more than 1,000 customers in 16 countries. In fiscal 2006, Dodge earned approximately 78% of its net domestic revenue from industrial distributors, who resell these products to both OEMs and end-users. Dodge’s remaining net revenue was made from sales directly to OEMs and end-users. During the same year, Dodge earned 90% of its net revenue from customers based in the United States. Dodge’s ten largest customers accounted for approximately 30% of Power Systems’ net domestic revenue in fiscal 2006.

International Sales

Baldor

International sales were approximately 14% of net sales in 2006, 14% of net sales in 2005, and 16% of net sales in 2004. Our products are distributed in more than 60 foreign countries, principally in Canada, Mexico, Europe, Australia, the Far East, and Latin America. Baldor’s wholly-owned affiliate, Baldor UK Ltd., has sales offices and a development and manufacturing facility in the UK. Baldor has sales offices in Germany and Switzerland. We also own Australian Baldor Pty. Limited which has locations in Sydney and Melbourne. We own Baldor Electric (Asia) Pte. Ltd. located in Singapore which has sales offices in Taiwan, Korea, and China and Baldor de Mexico, S.A. de C.V. located in Leon, Mexico. We own 90% of Baldor Japan Corporation located in Yokohama, Japan. For information concerning our foreign operations, see Note J - Foreign Operations to our consolidated financial statements contained herein.

Acquired Business

International sales (foreign affiliates and exports) were approximately 15% of total sales in fiscal 2006, 13% of total sales in fiscal 2005, and 13% of total sales in fiscal 2004. Reliance Electric and Dodge products are distributed in more than 30 foreign countries, principally in Canada, Mexico, Europe, Asia Pacific, and Latin America. The Acquired Business owns a manufacturing facility in China which manufactures both Dodge and Reliance Electric products, a facility in Mexico which manufactures Dodge products, and a facility in Canada which manufactures Dodge and Reliance products. In addition, Reliance Electric has two service centers in Mexico, one in Canada and one in China.

Competition

Baldor

We face substantial competition in all markets served. Some of our competitors are larger in size or are divisions of large diversified companies and have substantially greater financial resources. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive total cost of ownership, which takes into account initial product cost, product life, maintenance costs and energy consumption. Our primary competitors in the motors industry include General Electric Co., Emerson Electric Co., Regal-Beloit Corp., Siemens AG, WEG S.A. and A.O. Smith Corp. In generators, our competitors include Kohler Co., Caterpillar, Inc., Cummins, Inc. and Honda Motor Co Ltd. In the drives business, we compete with ABB Ltd., Danaher Corporation, Mitsubishi Heavy Industries, Ltd., Siemens AG, and Rockwell Automation, Inc., among others.

Acquired Business

Reliance Electric’s primary competitors in motors include A.O. Smith Corp., Emerson Electric Co., General Electric Co., Regal-Beloit Corp., Siemens AG, WEG S.A., TECO-Westinghouse Motor Co. and Toshiba.

Dodge competes with many companies, including Altra Industrial Motion, Inc., Emerson Electric Co., Martin Sprocket & Gear, Inc., Regal-Beloit Corp., Rexnord Corp., SEW-EURODRIVE GmbH, Siemens AG, SKF AB, and TB Woods Corp.

Research and Engineering

Baldor

Our design and development of electric motors, drives and generators include both the development of products, which extend our product lines, and the modification of existing products to meet new application requirements. New products are typically the result of customer driven application requirements, enhancing current product performance or the development of a complete new product solution. Additional development work is performed to improve production methods. Costs associated with research, new product development, and product and cost improvements are expensed when incurred and amounted to approximately $25.0 million in 2006, $24.4 million in 2005, and $25.4 million in 2004. On average, we release 250 new product line additions a year and approximately 25% of our annual sales in each of the past five years were from newly developed products, defined as products developed in the prior five year period.

Acquired Business

The Acquired Business’s engineering department supports both Dodge and Reliance Electric products. Engineering’s responsibilities include research in fields of emerging technologies, new product development, cost reduction, custom order engineering, design for manufacturability, manufacturing support and customer application assistance. Product development engineering is segmented into basic product groups for both Dodge and Reliance Electric products. Costs associated with research and development amounted to approximately $11.9 million in 2006, $10.4 million in 2005, and $9.9 million in 2004.

Emerging technology development is conducted in the Acquired Business’s Advanced Technology Labs located in Cleveland, Ohio. The Acquired Business also has a dedicated engineering facility in Greenville, South Carolina, that includes new product development and a “state-of-the-art” testing facility.

Intellectual Property

Baldor

We rely on a combination of patents, trademarks, copyright and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in our industry. With the exception of our brand names, we do not believe any single patent, trademark or trade name is material to our business as a whole. Some of our trademarks include: Baldor, Super-E, H2, FLEX FLOW, and MINT.

Acquired Business

The Acquired Business owns or licenses numerous patents and patent applications related to its products and operations. Any issued patents that cover the Acquired Business’s proprietary technology and any of its other intellectual property rights may not provide the Acquired Business with adequate protection or be commercially beneficial. The issuance of a patent is not conclusive as to its validity or its enforceability. While in the aggregate the Acquired Business’s patents and licenses are important in the operation of its business, we do not believe that loss or termination of any one of them would materially affect its business or financial condition.

The Acquired Business’s trademarks Reliance, Reliance Electric and Dodge are important to its business. In addition, the Acquired Business owns other important trademarks it uses for certain products and services, such as EZ-KLEEN, Grip Tight, V*S, Para-Flex and Torque-Arm.

Environmental Matters

Baldor

We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing discharge of pollutants into the air or water, management and disposal of hazardous substances and wastes and responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Many of our operations require environmental permits and controls to prevent and limit air and water pollution. These permits contain terms and conditions that impose limitations on our manufacturing activities, production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time our operations may not be in full compliance with the terms and conditions of our permits. We are also subject to the federal Occupational Health and Safety Act and similar state and foreign laws which impose requirements and standards of conduct on our operations for the health and safety of our workers. We periodically review our operations, procedures and policies for compliance with environmental and health and safety requirements. We believe that our operations generally comply with applicable environmental regulatory requirements or that any non-compliances will not result in a material liability or cost to achieve compliance.

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the entire cost of investigation or remediation of contaminated sites upon the current site owners, the site owners and operators at the time the contamination occurred, and upon parties who generated wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of whether the owner owned the site at the time of the release of the hazardous substances or the lawfulness of the original waste disposal activity. As a practical matter, however, the costs of investigation and remediation are generally allocated among the viable responsible parties on some form of equitable basis. There is or could be contamination at some of our current or formerly owned or operated facilities, primarily related to historical operations at those sites, for which we could be liable under applicable environmental laws. We currently have not been identified as a potentially responsible party at any of our current or formerly owned sites.

Acquired Business

The Acquired Business’s manufacturing operations are affected by federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment. Thus far, compliance with environmental requirements and resolution of environmental claims has been accomplished without material effect on the Acquired Business’s liquidity and capital resources, competitive position or financial condition.

Reliance Electric has been designated as a potentially responsible party at four Superfund sites. The Acquired Business estimates the highest total reasonably possible costs it could incur for the Remediation of these Superfund sites at September 30, 2006 to be $200,000.

The Acquired Business is indemnified by Exxon Mobil Corporation (“Exxon”) for substantially all costs associated with environmental matters of Federal Pacific Electric Company, a non-operating subsidiary of Reliance Electric. This indemnity right is being transferred to Rockwell Automation, and Rockwell Automation has agreed to indemnify Baldor with respect to costs associated with environmental claims of Federal Pacific Electric Company. The indemnification agreement covers claims for which Reliance Electric gave notice to Exxon before December 29, 2006. The Acquired Business also faces certain environmental claims associated with other discontinued and former operations of Reliance Electric, including the ongoing remediation of a former Toledo-Scale manufacturing facility located in Orlando, Florida. There the Acquired Business is currently implementing a cleanup pursuant to a Consent Order with the Florida Department of Environmental Protection. Rockwell Automation has agreed to indemnify us for these environmental matters related to the Orlando, Florida facility.

Employees

As of January 27, 2007, we had approximately 3,950 employees, including 250 part-time employees, and the Acquired Business had approximately 4,300 employees. Approximately 13% of the Acquired Business’s North American employees are represented by labor unions. The six U.S. collective bargaining agreements to which the Acquired Business is a party will expire in June 2008, November 2009, July 2010, December 2010, August 2011 and September 2011.

Executive Officers of the Registrant

Information regarding executive officers is contained in Part III—Item 10 and incorporated herein by reference.

Access to Filings on Company Website

Baldor makes available its Forms 10-K, 10-Q, 8-K, and amendments thereto, on our corporate website when filed with the SEC. These filings, along with Baldor’s Annual Reports to Shareholders, Proxy Statements, Code of Ethics for Certain Executives, and certain other corporate governance documents may be viewed online free of charge by accessing our website at www.baldor.com and selecting the Investor Relations section.

Item 1A. Risk Factors

The most significant risk factors related to Baldor’s business are as follows:

Our future results are subject to fluctuations in the price of raw materials. The principal raw materials used to produce our electric motors are steel, copper and aluminum. The prices of those raw materials are susceptible to significant fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances. If we are unable to mitigate raw materials price increases through product design improvements, price increases to our customers, and hedging transactions, future profitability could be adversely affected.

Our future results may be impacted by the effects of, and changes in, worldwide economic conditions. Our business may be adversely affected by factors in the United States and other countries that are beyond our control, such as an economic downturn in a specific country or region, or in the various industries we serve; social or political conditions in a specific country or region; or potential adverse changes in tax laws in the jurisdictions in which we operate.

Our financial results may be affected by competitive conditions. We operate in markets that are highly competitive. Some of our competitors are larger in size or are divisions of large diversified companies and have substantially greater financial resources than us. Demand for our products may be affected by our ability to respond to downward pricing pressure, to continue to provide shorter lead time and quicker delivery of our products than our competitors, and to respond to changes in customer order patterns.

An inability to anticipate changes in customer preferences could result in decreased demand for our products. Our success depends both on our ability to continue developing new and improved products in line with technological advancements that meet the evolving requirements of our customers, and our ability to bring these products rapidly to market. New products, or refinements and improvements of existing products, may have technical failures, their introduction may be delayed, they may have higher production costs than originally expected or they may not be accepted by our customers. If we are not able to anticipate, identify, develop and market products that respond to changes in customer preferences, demand for our products could decline and our operating results would be adversely affected.

We rely on independent distributors and the loss of these distributors would adversely affect our business. In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We are supported by an extensive distribution network, with over 10,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamics in our industry. Industrial distributors play a significant role in determining which of our products are stocked, and therefore are readily accessible to end-users, and the price at which our products are sold. During the years ended December 30, 2006, December 31, 2005, and January 1, 2005, the portion of domestic net sales generated through distributors amounted to approximately 48%, 50%, and 50%, respectively. For the year ended September 30, 2006, approximately 52% of Power Systems’ domestic revenues were generated through distributors. Almost all of the distributors with whom we transact business offer products and services of our competitors to our customers. In addition, the distribution agreements we have are typically not exclusive and are cancelable by the distributor after a short notice period. The impairment of our relationship with our distributors, the loss of a substantial number of these distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

We are subject to the risks of doing business outside of the United States. Future growth rates and success of our business depend in part on continued growth in our non-U.S. operations. We have both sales and manufacturing operations outside of the United States. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political and economic instability, changes in local governmental laws, regulations and policies, including those related to tariffs, investments, taxation, exchange controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws affecting our activities abroad. While these factors and the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

We could face potential product liability claims relating to products we manufacture, which could result in us having to expend significant time and expense to defend these claims and to pay material claims or settlement amounts. We face a risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other damage. We currently maintain product liability insurance coverage; however, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects or our ability to make payments under our debt obligations when due. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.

Our future results may be affected by various legal and regulatory proceedings. From time to time we are party to legal and regulatory proceedings in the normal course of business. We and the Acquired Business have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. The outcome of legal proceedings could differ from our expectations since the outcomes of litigation, including regulatory matters, and our ability to collect from our insurers or on indemnities from third parties, are sometimes difficult to predict. As a result, we could be required to change current estimates of liabilities as litigation matters develop. Changes in these estimates or changes in our business as a result of legal and regulatory proceedings could have an adverse effect on our results of operations.

Our total assets include goodwill. If we determine that goodwill has become impaired in the future, net income could be adversely affected. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. At December 30, 2006, goodwill totaled $63 million. However, this will increase significantly in 2007 as a result of our acquisition of the Acquired Business. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write down or impairment of goodwill could have a material adverse effect on our financial results.

Our future results may be affected by environmental, health and safety laws, and regulations. We are subject to various laws and regulations relating to the protection of the environment and human health and safety and have incurred and will continue to incur capital and other expenditures to comply with those regulations. Failure to comply with certain regulations could subject us to future liabilities, fines or penalties or the suspension of production. In addition we incur, in the normal course of business, various remediation expenses related to our manufacturing sites, none of which is expected to be material. If remediation obligations were to increase beyond our expectations or if we incurred fines, penalties, or suspension of production, future results could be adversely affected.

Unplanned repairs or equipment outages could interrupt production and reduce income or cash flow. Unplanned repairs or equipment outages, including those due to natural disasters, could result in the disruption of our manufacturing process. Any interruption in our manufacturing process would interrupt our production of products, reduce our income and cash flow and could result in a material adverse effect on our business.

Our failure to attract and retain qualified personnel could lead to a loss of revenue or profitability. Our success depends in part on the efforts and abilities of our senior management team and key employees. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract and retain members of our senior management team and key employees could have a negative effect on our operating results.

Our operations are highly dependent on information technology infrastructure and failures could significantly affect our business. We depend heavily on our information technology infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.

The inability to secure and maintain rights to intellectual property could harm our business and our customers. We own the rights to many patents, trademarks, brand names and trade names that are important to our business. The loss of patents or licenses used in principal portions of our business may have an adverse effect on our results of operations. Expenses related to enforcing our intellectual property rights could be significant. In addition, others may assert intellectual property infringement claims against us or our customers. We sometimes provide a limited intellectual property indemnity in connection with our terms and conditions of sale to our customers and in other types of contracts with third parties. Indemnification payments and legal costs to defend claims could have an adverse effect on our business.

We may not be able to integrate the Acquired Business effectively. On January 31, 2007, we completed the acquisition of the Acquired Business. Even though we have acquired businesses in the past, this acquisition constitutes the largest acquisition we have ever undertaken and, although Rockwell has agreed to provide various services to us during a transition period, the magnitude of the acquisition will present significant integration challenges and costs to us. Realization of the benefits of the acquisition will require the integration of some or all of the sales and marketing, distribution, manufacturing, engineering, finance, information technology systems and administrative operations of the Acquired Business with Baldor. The successful integration will require substantial attention from our senior management, which may decrease the time they devote to normal and customary operating, selling and administrative functions. If we cannot successfully integrate the Acquired Business within a reasonable time frame, we may not be able to realize the potential benefits anticipated from the acquisition. Our financial condition, results of operations, and cash flows could be materially and adversely affected if we do not successfully integrate the Acquired Business.

Furthermore, even if we are able to integrate successfully the operations of the Acquired Business, we may not be able to realize the cost savings, synergies and revenue enhancements that we anticipate, either in the amount or within the time frame that we expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect, including restructuring and other exit costs;

•	increases in other expenses related to the acquisition, which may offset the cost savings and other synergies from the acquisition;

•

our ability to eliminate effectively duplicative back office overhead and overlapping redundant selling, general and administrative functions, rationalize manufacturing capacity and shift production to more economical facilities; and

•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

We may encounter additional risks in integrating the Acquired Business. Other risks associated with the acquisition include:

•

Rockwell has recently disclosed potential violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) in connection with certain of the Acquired Business’s foreign operations. We have been indemnified by Rockwell against government penalties arising from these potential violations, but this indemnification is subject to limitations and there can be no assurance that Rockwell Automation will be able to pay on the indemnity at the time we make a claim against the indemnity. Our foreign operations may be adversely affected by the change in business practices made necessary by the FCPA.

•	In addition, Rockwell recently disclosed potential violations of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”.)

•

The Acquired Business has been named as a potentially responsible party at environmental clean-up sites, and may be so named in the future as well and the costs associated with these current and future sites may be significant. We have been indemnified by Rockwell against environmental liabilities relating to certain properties that had been formerly owned or operated by the Acquired Business but this indemnification is subject to limitations and there can be no assurance that Rockwell will be able to pay on the indemnity at the time we make a claim against the indemnity.

•

Currently, no Baldor employees are covered by collective bargaining agreements. However, after completing the acquisition approximately 7% of our employees will be covered by collective bargaining agreements. As a result, strikes or work stoppages by our unionized employees could disrupt our manufacturing operations, reduce our revenues or increase our people costs. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could disrupt our manufacturing operations, reduce our revenue or increase our people costs, which could have a material adverse effect on our business, financial condition or results of operations.

•

As part of the acquisition, we will assume liability for retiree healthcare obligations with respect to active and retired employees covered by collective bargaining agreements and certain other active employees. The actual cost of funding such obligation is subject to unpredictable healthcare cost inflation. We have also agreed to fund healthcare expenses incurred by or on behalf of employees that are not paid as of closing. Such expenses are estimated in a range of $3-5 million. In addition, we will establish certain defined benefit plans similar to those of Rockwell to cover some of the employees of the Acquired Business. The additional costs associated with these and other benefits could have an adverse effect on our financial condition.

•	While most of the Acquired Business’s key personnel have indicated that they will remain with us after the acquisition, we cannot be assured that these individuals will stay with us.

•

As a result of the acquisition, we assumed the Acquired Business’s liabilities, other than certain pension liabilities. There may be liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot be assured that rights to indemnification by Rockwell to us will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. After the acquisition, we may learn additional information about the Acquired Business that adversely affects us, such as unknown or contingent liabilities and issues relating to compliance with applicable laws.

•

We substantially increased our leverage to finance the acquisition of the Acquired Business. In January 2007 we borrowed $1.6 billion under a new senior secured credit facility and a new senior note agreement. The increased indebtedness may reduce our flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs because we will require additional funds to service our indebtedness. In addition, financial and other covenants related to the financing will limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our failure to comply with these covenants could result in an event of default that, if not waived or cured, could result in the acceleration of all our indebtedness.

Item 1B. Unresolved Staff Comments

There are no unresolved written SEC staff comments regarding our periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties

Baldor believes that our facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table contains information with respect to our properties.

Baldor

Location	Primary Use	Area (Sq. Ft.)

Fort Smith, AR	AC motor production Distribution and service center Administration and engineering offices Aluminum die casting Drives production center	384,969 208,000 79,675 79,330 162,000

St. Louis, MO	Metal stamping and engineering toolroom	187,385

Columbus, MS	AC motor production	304,000	(a)

Westville, OK	AC and DC motor production	207,250

Fort Mill, SC	DC motor, AC motor, and tachometer production	108,000

Clarksville, AR	Subfractional AC and DC motors, gear motors, worm-gear speed reducers, and tachometer production	165,735	(a)

Ozark, AR	AC motor production	151,783

Four other domestic locations	Metal stamping and motor, drives, and generator production	256,400

17 foreign locations	Sales and distribution centers and electronic controls production	120,230	(b)

		2,414,757

(a)	This property is leased.
(b)	Of this amount, approximately 94,000 sq. ft. is leased.

We also have approximately 350,000 sq. ft. of space available for expansion, currently fully leased to outside firms.

Acquired Business

Location	Primary Use	Area (Sq. Ft.)

	Reliance Electric Products

Athens, GA	Small and medium AC motor production	320,000	(a)

Gainsville, GA	Specialty, variable speed motors and small and medium AC and DC motor production for the electrical business	220,000	(a)

Kings Mountain, NC	Large AC, large DC, mining and hermetic motor production	245,000	(a)

Madison, IN	Small AC and hermetic motor production	213,200	(a)

	Dodge Products

Asheville, NC	Couplings, bushings and sheaves production	166,000	(a)

Belton, SC	Enclosed worm and helical gearing production	90,000

Clio, SC	Conveyor pulleys Torque Arm motor mounts and bearing take-up frames production	165,400

Columbus, IN	Clutch/brake modules, enclosed helical and custom gearing, large-bore roller and Sleevoil hydrodynamic bearings production	220,000	(a)

Greenville, SC	Shaft mount and concentric gear reducers production	239,000	(a)

Marion, NC	Mounted roller bearings production	174,000

Rogersville, TN	Mounted ball bearings and plain bearings production	221,000	(a)

	International Locations

Stratford, Canada	Large AC motor and CST production for both the electrical and mechanical businesses	55,000	(a)

Guadalajara, Mexico	Ball, roller and spherical bearings, V-belt and synchronous sheaves production and Quantis assembly center for the mechanical business	79,700

Shanghai, China	CST and RPM AC motor for both the electrical and mechanical businesses	88,000	(a)

	Headquarters

Greenville, SC	Power Systems Headquarters	69,000

Cleveland, OH	Advanced Technology Laboratory Headquarters	6,300	(a)

		2,571,600

(a)	This property is leased.

In addition, the Acquired Business leases 11 service centers throughout the United States, as well as one in each of Canada, Mexico, and China. The Acquired Business also owns one service center in Mexico.

Item 3. Legal Proceedings

Baldor is party to a number of legal proceedings incidental to our business, none of which is deemed to be material to our operations or business.

The Acquired Business is or may be a party to various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to product liability, workers compensation, intellectual property, employment, and contract matters. The Acquired Business is named in one product liability case in which the damages claim exceeds $1 million.

The Acquired Business has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of its products many years ago. Currently there are hundreds of claimants in lawsuits that name the Acquired

Business as a defendant, together with hundreds of other companies. The great bulk of the complaints, however, do not identify any of the Acquired Business’s products or specify which of these claimants, if any, were exposed to asbestos attributable to the Acquired Business’s products; and past experience has shown that the vast majority of the claimants will never identify any of the Acquired Business’s products. For those claimants who do show that they worked with the Acquired Business’s products, we believe the Acquired Business has meritorious defenses, in substantial part due to the lack of asbestos in its products, the integrity of its products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants.

As a result of an internal review, Rockwell determined during the fourth quarter of 2006 that actions by a small number of employees at certain of the Acquired Business’s operations in one jurisdiction may have violated the FCPA or other applicable laws. The Acquired Business does business in this jurisdiction with government owned enterprises or government owned enterprises that are evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Special outside counsel has been engaged by Rockwell Automation to investigate the actions and report to Rockwell’s Audit Committee. Their review is ongoing.

Rockwell voluntarily disclosed these actions to the U.S. Department of Justice (“DOJ”) and the SEC beginning in September 2006. Rockwell and the Acquired Business are implementing thorough remedial measures, and are cooperating on these issues with the DOJ and SEC. Rockwell has agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues. If violations of the FCPA occurred, Rockwell and the Acquired Business may be subject to consequences that could include fines, penalties, other costs and business-related impacts. Rockwell and the Acquired Business could also face similar consequences from local authorities.

The Acquired Business recently identified potential violations of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”). The Acquired Business voluntarily disclosed these potential violations to the U.S. Office of Defense Trade Controls Compliance. The potential violations involved exports without proper license from the U.S. Department of State of certain vessel motors that were built to U.S. Navy specifications. Based on an initial review, the exports primarily were made to Canada and Australia and small quantities also were exported to the United Kingdom and the Federal Republic of Germany.

The investigation into the potential violations is still in its early stages. The Acquired Business has notified the U.S. Office of Defense Trade Controls Compliance that it has established a procedure to ensure that it seeks State Department licenses for future exports of vessel motors that have been adapted to meet U.S. Navy performance characteristics. It also has notified the U.S. Office of Defense Trade Controls Compliance that it has undertaken a review of its export compliance program to ensure that all ITAR requirements are met in the future. If violations of ITAR occurred, the Acquired Business may be subject to consequences that could include fines, penalties, other costs, loss of ability to do business with the U.S. government and other business-related impacts.

Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably, we believe the disposition of matters that are pending or asserted will not have a material adverse effect on the Acquired Business’s business or financial condition. In addition, Rockwell has agreed to indemnify us for asbestos claims related to products manufactured or sold prior to the acquisition closing and for any governmental penalties that may be imposed in relation to the FCPA review.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Ticker

Baldor’s common stock trades on the New York Stock Exchange (NYSE) with the ticker symbol BEZ.

Shareholders

At December 30, 2006, there were 2,013 shareholders of record.

Dividends Paid

Baldor’s annual dividend rate for 2006 increased 8% percent over the 2005 rate. There have been four dividend increases in the last five years and nine increases in the last 10 years. The terms of our new senior secured credit facility and the indenture for the senior notes may limit our ability to increase dividends to the holders of our common stock in the future.

	2006	2005	2004
1st quarter	$0.16	$0.15	$0.14
2nd quarter	0.17	0.15	0.14
3rd quarter	0.17	0.16	0.14
4th quarter	0.17	0.16	0.15

Year	$0.67	$0.62	$0.57

Common Stock Price Range

As reported by the NYSE, the high and low composite sale prices per share for Baldor’s common stock for each quarterly period during the past two fiscal years is listed below.

	2006		2005
	HIGH	LOW	HIGH	LOW
1st quarter	$34.03	$25.10	$28.35	$25.18
2nd quarter	35.15	27.25	26.63	23.81
3rd quarter	31.66	28.12	26.47	22.70
4th quarter	35.90	30.11	27.02	23.19

Performance Graph

Comparison of Five-Year Cumulative Total Return

Among Baldor Electric Company, the S&P 500 Index, and the

Dow Jones US Electrical Components & Equipment Group Index

This performance graph assumes $100 invested at year-end 2001 in Baldor Electric Company, the S&P 500 Index, and the Dow Jones US Electrical Components & Equipment Group Index. The compound annual growth rate is 10% for Baldor, 6.2% for the S&P 500 Index, and 1.0% for the Dow Jones US Electrical Components & Equipment Group Index.

The “Equity Compensation Plan Information” table set forth in Item 12 hereof is incorporated by reference.

On November 11, 2003, Baldor publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended December 30, 2006, we repurchased shares of Baldor’s common stock as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #10 Oct 1, 2006 – Oct 28, 2006	1,606	$33.33	—	1,451,623
Month #11 Oct 29, 2006 – Nov 25, 2006	1,489	$33.60	—	1,451,623
Month #12 Nov 26, 2006 – Dec 30, 2006	18,524	$33.07	—	1,451,623

Total	21,619	$33.12	—	1,451,623

(1)	Includes only shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During the fourth quarter of 2006, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Managers equaled the fair market value on the date of the grant. Baldor intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.4% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. We deem this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about Baldor.

Item 6. Selected Financial Data

Information concerning net sales, net earnings, net earnings per common share, dividends per common share, long-term obligations, and total assets, for the years ended 1996 through 2006 is as indicated in the table below:

Eleven-Year Summary of Financial Data

	Net Sales	Net Earnings	Per Common Share Data			Total Assets	Long-Term Obligations
(In thousands, except per share data)			Diluted Net Earnings	Basic Net Earnings	Dividends

2006	$811,280	$48,118	$1.46	$1.48	$0.67	$523,982	$97,025
2005	721,569	43,021	1.28	1.30	0.62	507,205	70,025
2004	648,195	35,052	1.05	1.06	0.57	501,560	104,025
2003	561,391	24,779	0.74	0.75	0.53	476,955	79,465
2002	549,507	23,895	0.69	0.70	0.52	472,761	105,285
2001	557,459	22,385	0.65	0.66	0.52	457,527	98,673
2000	621,242	46,263	1.34	1.36	0.50	464,978	99,832
1999	585,551	43,723	1.19	1.21	0.45	423,941	56,305
1998	596,660	44,610	1.17	1.21	0.40	411,926	57,015
1997	564,756	40,365	1.09	1.13	0.36	355,889	27,929
1996	508,526	35,173	0.97	1.00	0.30	325,486	45,027

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Baldor is a leading manufacturer of industrial electric motors, drives, and generators, currently supplying over 8,000 customers in more than 160 industries. We sell our products to a diverse customer base consisting of original equipment manufacturers and distributors serving markets in the United States and throughout the world. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive total cost of ownership, which takes into account initial product cost, product life, maintenance costs and energy consumption.

Our financial performance is driven by industrial spending and the strength of the economies in which we sell our products generally, and is also influenced by:

•	Investments in manufacturing capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	Our customers’ needs for greater variety, timely delivery, and higher quality at a competitive cost; and

•	Our large installed base which creates a significant replacement demand.

Our net sales were adversely affected during the U.S. economic slowdown that began in mid-2000 and became an economic recession in 2001 and was characterized by weak industrial markets throughout 2002 and 2003. The U.S. industrial economy began to strengthen in early 2004 and continued to grow through 2006. Our financial performance is affected primarily by the U.S. economy.

We are not dependent on any one industry or customer for our financial performance, with no single customer representing more than 5% of our net sales for fiscal years ended 2006, 2005, and 2004. For the fiscal year 2006 approximately 48% of our domestic net sales were generated through distributors and represented primarily sales of replacement products. For fiscal years 2005 and 2004, approximately 50% of our domestic net sales were generated through distributors, and also represented primarily sales of replacement products. Domestic sales to OEMs were approximately 52% for fiscal year 2006 and approximately 50% for fiscal years 2005 and 2004. OEMs primarily use our products in new installations. This expands our installed base and leads to replacement product sales by distributors in the future.

We manufacture substantially all of our products. Consequently, our costs include the cost of raw materials, including steel, copper and aluminum, and energy costs. Each of these costs has increased in the past few years due to growing global demand for these commodities, impacting our cost of sales. We seek to offset these increases in our costs through a continued focus on product design improvements, including redesigning our products to reduce material content and investing in capital equipment that assists in eliminating waste, and by modest price increases in our products. Our manufacturing facilities are also significant sources of fixed costs. Our margin is impacted when we cannot promptly decrease these costs to match declines in net sales.

Industry Trends

The demand for products in the industrial electric motor, generator, and power transmission industries is closely tied to growth trends in the economy and levels of industrial activity and capital investment. We believe that specific drivers of demand for our products include process automation, efforts in energy conservation and productivity improvement, regulatory and safety requirements, new technologies and replacement of worn parts. Our products are typically critical parts of customers’ end-applications, and the end user’s cost associated with their failure is high. Consequently, we believe that end users of our products base their purchasing decisions on quality, reliability and availability as well as customer service, rather than the price alone. We believe that key success factors in our industry include strong reputation and brand preference, good customer service and technical support, product availability, and a strong distribution network.

Results of Operations

We had record sales, net earnings, and diluted earnings per common share in 2006. Total sales increased 12.4% to $811.3 million, net earnings increased 11.8% to $48.1 million and diluted earnings per common share increased 14.1% to $1.46. Strong operating cash flows allowed us to continue investing in manufacturing equipment, increase dividends paid to our shareholders and repurchase stock.

2006 compared to 2005

Total sales for 2006 increased 12.4% to $811.3 million, compared to $721.6 million in 2005. Sales of industrial electric motor products grew 16.1% during 2006 as compared to 2005. Sales of Super-E® high-efficiency motors grew 39.0% in 2006. As energy costs have increased, our Super-E high-efficiency motors have become increasingly valuable to our industrial users. Industrial electric motors comprised 80.7% of total product sales in 2006 compared to 78.3% in 2005. During 2006, sales of generator products declined 11.1% from 2005 levels and comprised 5.6% of total product sales in 2006 compared to 7.0% in 2005. Generator sales declined due to a decrease in military and hurricane region sales. Sales of generators from non-military and non-hurricane region sources increased 17.7% indicating our growing presence in the industrial generator market. Sales of drives and motion control products increased 4.3% in 2006 and accounted for 13.7% of total product sales in 2006 compared to 14.7% in 2005.

Gross margin was 26.4% in 2006 and 2005. During 2006, copper prices again reached record highs. Our continued focus on product design improvements, along with a modest price increase on our products, helped to offset the increased material costs and maintain a stable gross margin as compared to 2005. The 2005 gross margin, operating margin, and pretax margin were favorably impacted by adjustments to our self-insurance liabilities amounting to 0.5% of sales.

Operating margin for 2006 improved to 10.0% from 9.6% in 2005. Continued leverage of selling and administrative costs contributed to the improved operating margin.

Pre-tax margin was 9.3% for 2006 and 2005. Interest expense for 2006 increased approximately $2.0 million over 2005 as a result of additional outstanding borrowings during the year and increased interest rates. During second quarter 2006, we borrowed an additional $30 million to fund the repurchase of approximately 1.0 million shares of our common stock from the estate of our former Chairman and Director, R.S. Boreham, Jr. Of the additional amount borrowed, $28.0 million had been repaid by December 30, 2006.

Net earnings for 2006 of $48.1 million were up 11.8% from 2005 earnings of $43.0 million. Diluted earnings per common share grew by 14.1% to $1.46 compared to $1.28 in 2005. The adjustments to our self-insurance liabilities during 2005 increased diluted earnings per common share by $0.04. Additionally, income tax liabilities were adjusted in 2005 due to the resolution of certain state tax liabilities resulting in an increase in diluted earnings per common share of $0.01.

2005 compared to 2004

Total sales for 2005 increased 11.3% to $721.6 million, compared to sales of $648.2 million in 2004. Sales of industrial electric motor products grew 14.3% during 2005 and that growth was spread among most of the industries and geographical areas we serve. Large motors (60-1500 horsepower) and Super-E high-efficiency motors in all sizes had the strongest growth in 2005. As energy costs have increased, our Super-E high-efficiency motors have become increasingly valuable to our industrial users. Industrial electric motors comprised 78.3% of total product sales in 2005 compared to 76.2% in 2004. During 2005, sales of generator products rose 16.5% from 2004 levels and comprised 7.0% of total product sales in 2005 compared to 6.7% in 2004. While a portion of the growth was related to the need for alternate power in areas affected by the hurricanes, we saw substantial growth in a number of customer markets. Sales of drives and motion control products declined 3.9% in 2005, following strong growth in 2004. During 2005, we completed development of new motion control products and the first phase of our H2® series of drives. Drive products accounted for 14.7% of total product sales in 2005 and 17.1% in 2004.

Gross margin was 26.4% in 2005 compared to 25.4% in 2004. During 2005, copper prices reached record highs, driving up the cost of our materials. A continued focus on product design improvements, along with a modest price increase on our products, helped to mitigate the effects of increased material costs. Those initiatives combined with improved manufacturing efficiencies and increased sales volume accounted for most of the improvement in gross margin for 2005. During 2005 we adjusted certain self-insurance liabilities to reflect current exposures, resulting in an increase in the gross margin of 0.5% of sales.

Operating margin for 2005 improved to 9.6% from 8.3% in 2004. Selling and administrative expenses decreased to 16.7% of sales in 2005 compared to 17.1% in 2004. During 2005 we did not add substantial fixed selling and administrative costs. As a result, total selling and administrative expenses for 2005 declined as a percentage of sales. Our ability to support increased 2005 sales volume without the addition of significant overhead, along with the product design improvements and manufacturing efficiencies, resulted in improved operating margin.

Pre-tax margin improved to 9.3% for 2005 from 8.1% in 2004. Interest rates on outstanding long-term debt facilities increased during 2005. In response, we utilized a portion of operating cash flows to reduce our debt by approximately $9.0 million. While we incurred more interest expense than in 2004, we reduced our exposure to continued rising rates with the reduction of a portion of our variable rate debt. Net earnings for 2005 of $43.0 million were up 22.7% from 2004 earnings of $35.1 million. Diluted earnings per common share grew by 21.8% to $1.28 compared to $1.05 in 2004. Adjustments to our self-insurance liabilities during the fourth quarter of 2005 increased diluted EPS by $0.04 per common share. In addition, income tax liabilities were adjusted in the fourth quarter of 2005 due to resolution of certain state tax liabilities, resulting in an increase in diluted EPS of $0.01 per common share. These adjustments compared to adjustments of income tax liabilities made in the fourth quarter of 2004 increased diluted earnings per common share by $0.06.

International Sales: International sales (foreign affiliates and exports) increased 9.2% in 2006 to a record $112.6 million compared to $103.1 million in 2005 and $101.1 million in 2004. In 2006, our export sales from the U.S. to non-affiliate customers increased 13.4% or $7.3 million. Sales from our European affiliates to foreign customers increased 9.5% in 2006 compared to a decline of 10.0% in 2005. This improvement was primarily due to new motion control products which became available in early 2006. We expect to see continued growth in the motion control products during 2007.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Financial Position

Baldor’s financial position remained strong through 2006. We continued to increase our financial strength while investing in research and development for new and existing products, making capital investments in our manufacturing facilities and information systems, expanding into new markets, and continuing to invest in both our employees’ and customers’ education and training. We believe the investment in our employees through training and education is a key to continued success and improved shareholder value. Investments in property, plant and equipment, and information systems amounted to $26.6 million in 2006, $22.4 million in 2005, and $20.6 million in 2004. These investments were made primarily to improve quality and productivity. Our commitment to research and development continues to help us maintain a leadership position in the marketplace and satisfy customers’ needs. Investments in research and development amounted to $25.0 million in 2006, $24.4 million in 2005, and $25.4 million in

2004. We continue to make investments in new product development as well as in existing products for improved performance, increased energy efficiency, and manufacturability.

Liquidity and Capital Resources: Working capital amounted to $212.6 million at December 30, 2006, and $187.3 million at December 31, 2005. The ratio of current assets to current liabilities was 3.3 to 1 at year-end 2006, compared to 2.7 to 1 at the end of fiscal year 2005.

Liquidity was supported by cash flows from operations of $55.6 million in 2006, $55.3 million in 2005, and $33.7 million in 2004. Increased sales in 2006 required increased investments in accounts receivable and inventories. Accounts receivable increased $10.6 million in 2006 compared to $5.1 million in 2005. Inventories increased $3.5 million in 2006 compared to a decrease of $4.1 million in 2005. We continued to increase our turns on finished goods, resulting in finished goods inventories remaining virtually flat at the end of 2006 when compared to the end of 2005. However, increased production schedules resulting from strong customer order growth required additional investments in raw material inventories. In addition, approximately $1.3 million and $3.3 million of generator inventory, classified in other assets, was transferred to our rental program in 2006 and 2005, respectively, with no resulting effect on cash flows. Accounts payable increased $2.2 million in 2006 compared to a decrease of $2.0 million in 2005, primarily due to increased production levels in 2006 and differences in the timing of cash disbursements between the two years, generating $4.2 million additional cash flow in 2006.

In 2006 we utilized cash flows from operations, along with accumulated cash and proceeds from the sale of marketable securities to fund property, plant and equipment additions of $26.6 million, pay dividends of $21.9 million to our shareholders and repurchase approximately 1.2 million shares of our common stock for $38.5 million. Of the shares repurchased in 2006, approximately 1.0 million were repurchased from the estate of R. S. Boreham, Jr., former Chairman and Director of the Company. In 2005 we utilized cash flows from operations to fund property, plant and equipment additions of $22.4 million, pay dividends to our shareholders of $20.6 million, repurchase approximately 300,000 shares of our common stock for $7.6 million, and acquire the remaining minority interest in our Australian affiliate for $2.4 million. During 2004, operating cash flows and accumulated cash were utilized to fund property, plant and equipment additions of $20.6 million and pay dividends to our shareholders of $19.1 million.

Total long-term debt, including amounts classified as current maturities, was $97.0 million at December 30, 2006, compared to $95.0 million at December 31, 2005. In conjunction with our acquisition of the Acquired Business in January 2007, we borrowed a total of $1.6 billion under our senior secured credit facility and senior notes. A portion of the proceeds from new borrowings were utilized to repay $95.0 million of long-term debt that existed at December 30, 2006.

Our principal source of liquidity has historically been operating cash flows. Accordingly, we are dependent primarily on continued demand for our products as well as collectibility of receivables from our customers. Our broad base of customers, industries and geographic areas served, as well as our favorable position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on our sales or collectibility of receivables. Following the acquisition of the Acquired Business, our primary sources of liquidity will be cash flows from operations as well as funds available under our senior secured credit facility. We expect that ongoing requirements for debt service, operations, capital expenditures and dividends will be funded from these sources.

The table below summarizes Baldor’s contractual obligations as of December 30, 2006.

(In thousands)		Payments due by years
	Total	Less than 1	1 - 3	3 – 5	More than 5
Contractual Obligations:
Long-term debt obligations (a)	$107,026	$5,273	$99,458	$151	$2,144
Operating lease obligations	20,448	4,923	8,679	4,048	2,798
Other Commercial Commitments:
Letters of Credit	2,257	2,257	—	—	—

(a)	Includes interest on both fixed and variable rate obligations. Interest associated with variable rate obligations is based upon interest rates in effect at December 30, 2006. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

Dividend Policy: Dividends paid to shareholders amounted to $0.67 per common share in 2006, $0.62 per common share in 2005, and $0.57 per common share in 2004. There have been four dividend increases in the last five years and nine increases in the last ten years. These increases were in line with Baldor’s policy of making increases periodically, as earnings and financial strength warrant. The objective has been for shareholders to obtain dividend increases over time while also participating in Baldor’s growth. Terms of the financing related to the acquisition of the Acquired Business will limit our ability to increase dividends in the future.

Market Risk: Market risks relating to our operations result primarily from changes in commodity prices, interest rates, concentrations of credit, and foreign exchange rates. To maintain stable pricing for our customers, we enter into various hedging transactions as described below.

We are a purchaser of certain commodities, primarily copper, aluminum, and steel, and periodically utilize commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. At December 30, 2006, and December 31, 2005, all of our open positions were designated as cash flow hedges. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. Management has determined that a hypothetical 10% change in the fair value of open positions would not have a material effect on the our results of operations.

Our interest rate risk is related to available-for-sale securities and long-term debt. Due to the nature of our securities portfolio, anticipated interest rate risk is not material. Our long-term debt obligations include certain notes payable to banks bearing interest at variable rates. Prior to the acquisition of the Acquired Business we managed our interest rate risk exposure by maintaining a mix of fixed and variable rate debt, such that a 1.0% increase in variable borrowing rates would not have a material effect on our financial results. The acquisition of the Acquired Business, completed on January 31, 2007, was partially financed with a $1.2 billion senior secured credit facility bearing interest at a variable rate. As a result of the increased amount of variable rate debt, we anticipate utilizing interest rate hedges to manage our future exposure to interest rate risk on long-term debt obligations. Absent interest rate hedges, if the new credit facility was fully utilized, a 1.0% movement in interest rate would impact interest expense by $12.0 million annually.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral. No single customer represented more than 10% of net accounts receivable at December 30, 2006, or December 31, 2005. Foreign affiliates generally conduct business in their respective local currencies which minimizes our foreign currency risk. We do not anticipate the use of derivatives for managing foreign currency risk, but continue to monitor the effects of foreign currency exchange rates.

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

Allowance for Doubtful Accounts: We record allowances for doubtful accounts based on customer-specific analysis, current assessments of past due balances and economic conditions, and historical experience. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than anticipated, or for customer-specific circumstances, such as financial difficulty.

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

Goodwill: Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross margin, operating expenses, interest, capital expenditures, cash flow, and market assumptions are inherent in these estimates. As a result, use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and ultimately results in the recognition of impairment charges in the financial statements. We utilize various assumption scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it would negatively impact our results of operations and financial position. We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant an additional analysis. At December 30, 2006, goodwill amounted to $63.0 million. Our preliminary estimate is that goodwill of approximately $891.0 million will be recorded in 2007 related to the acquisition of the Acquired Business.

Share-Based Compensation: Beginning in fiscal year 2006, Baldor applies the fair value method, pursuant to Statement of Financial Accounting Standards (“FAS”) No. 123(R) “Share-Based Payments”, in accounting for share-based compensation plans. Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method. As a result, Baldor recognizes the fair value of share-based compensation over the vesting period of the related awards.

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

Acquisition

On January 31, 2007, we completed the acquisition of the Acquired Business from Rockwell for approximately $1.8 billion, consisting of $1.75 billion in cash and approximately 1.6 million shares of Baldor common stock. The cash portion of the purchase price was funded with proceeds from the issuance of 11,725,000 shares of our common stock at a price of $34.00 per common share, proceeds from the issuance of $550.0 million principal amount of 8.625% senior notes due 2017, and borrowings under a new $1.2 billion senior secured credit facility. The combination will extend our product offerings, provide a manufacturing base in China for the Asian markets, increase our manufacturing capabilities and flexibility, strengthen our management team, and provide strong opportunities for synergies and cost savings.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. Among other items, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are required to adopt FIN 48 for fiscal year 2007 and management is currently evaluating what impact, if any, FIN 48 will have on our financial results. Management does not expect adoption to have a material impact on our financial results.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. We are required to adopt FAS 157 for fiscal year 2008 and management is currently evaluating what impact, if any, FAS 157 will have on our financial results.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value, and expands the use of fair value measurement in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective beginning with the Company’s fiscal year 2008 and management is currently evaluating what impact, if any, FAS 159 will have on the financial results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk is found under the sub-caption Market Risk contained in Part II—Item 7, and incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Report of Management on Responsibility for Financial Reporting

Management is responsible for the integrity and objectivity of the financial information contained in this annual report. The accompanying financial statements have been prepared in conformity with accounting standards generally accepted in the United States, applying informed judgments and estimates where appropriate.

The Audit Committee of the Board of Directors is composed solely of outside directors and is responsible for recommending to the Board the independent registered public accounting firm to be retained for the coming year. The Audit Committee meets regularly with the independent registered public accounting firm, with the Director of Audit Services, as well as with Baldor management, to review accounting, auditing, internal accounting controls, and financial reporting matters. The independent registered public accounting firm, Ernst & Young LLP, and the Director of Audit Services have direct access to the Audit Committee without the presence of management to discuss the results of their audits.

\s\ John A. McFarland

JOHN A. MCFARLAND

Chairman and Chief Executive Officer

\s\ Ronald E. Tucker

RONALD E. TUCKER

President, Chief Operating Officer,

Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Baldor Electric Company and Affiliates

We have audited the accompanying consolidated balance sheets of Baldor Electric Company and Affiliates as of December 30, 2006, and December 31, 2005, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldor Electric Company and Affiliates at December 30, 2006, and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes A and H to the Consolidated Financial Statements, in 2006 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Baldor Electric Company and Affiliates’ internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

\s\ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2007

Consolidated Balance Sheets

Baldor Electric Company and Affiliates

(In thousands, except share data)			December 30 2006	December 31 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents			$12,737	$11,474
Marketable securities			23,035	32,592
Receivables, less allowances for doubtful accounts of $1,744 in 2006 and $3,124 in 2005			118,302	106,327
Inventories:
Finished products			76,793	76,632
Work in process			14,888	12,670
Raw materials			68,836	60,401

			160,517	149,703
LIFO valuation adjustment			(44,230)	(35,607)

			116,287	114,096
Prepaid expenses			3,836	4,482
Other current assets and deferred income taxes			29,950	25,661

TOTAL CURRENT ASSETS			304,147	294,632

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements			6,852	6,813
Buildings and improvements			62,555	56,980
Machinery and equipment			335,110	320,340
Allowances for depreciation and amortization			(257,207)	(243,838)

NET PROPERTY, PLANT AND EQUIPMENT			147,310	140,295
OTHER ASSETS:
Goodwill			63,043	63,043
Other			9,482	9,235

TOTAL ASSETS			$523,982	$507,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable			$43,884	$37,036
Employee compensation			8,130	9,201
Profit sharing			10,050	8,938
Accrued warranty costs			5,566	5,584
Accrued insurance obligations			6,193	7,421
Other accrued expenses			12,236	8,905
Dividends payable			5,501	5,295
Current maturities of long-term obligations			—	25,000

TOTAL CURRENT LIABILITIES			91,560	107,380

LONG-TERM OBLIGATIONS			97,025	70,025
OTHER LIABILITIES			737	1,278
DEFERRED INCOME TAXES			29,831	29,067
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.10 par value
Authorized shares:	5,000,000
Issued and outstanding shares:	None
Common stock, $0.10 par value
Authorized shares:	150,000,000
Issued:	2006 – 41,474,662	2005 – 40,807,250	4,147	4,081
Outstanding:	2006 – 32,377,637	2005 – 33,073,438
Additional capital			88,067	68,562
Retained earnings			403,381	377,154
Accumulated other comprehensive loss			(927)	(2,390)
Treasury stock:	2006 – 9,097,025	2005 – 7,733,812	(189,839)	(147,952)

TOTAL SHAREHOLDERS’ EQUITY			304,829	299,455

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$523,982	$507,205

See notes to consolidated financial statements.

Consolidated Statements of Earnings

Baldor Electric Company and Affiliates

	Year Ended
(In thousands, except share and per share data)	December 30 2006	December 31 2005	January 1 2005

Net sales	$811,280	$721,569	$648,195
Cost of goods sold	597,227	531,415	483,825

Gross Profit	214,053	190,154	164,370
Selling and administrative	132,994	120,755	110,745

Operating Profit	81,059	69,399	53,625
Other income, net	730	1,976	1,938
Interest expense	6,069	4,080	3,235

Earnings before income taxes	75,720	67,295	52,328
Income taxes	27,602	24,274	17,276

NET EARNINGS	$48,118	$43,021	$35,052

Net earnings per common share – basic	$1.48	$1.30	$1.06

Net earnings per common share – diluted	$1.46	$1.28	$1.05

Weighted average shares outstanding – basic	32,529,172	33,170,241	32,953,382

Weighted average shares outstanding – diluted	32,953,627	33,727,946	33,485,261

Dividends declared and paid per common share	$0.67	$0.62	$0.57

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Baldor Electric Company and Affiliates

	Year Ended
(In thousands)	December 30 2006	December 31 2005	January 1 2005

Operating activities:
Net earnings	$48,118	$43,021	$35,052
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gains) losses on sales of marketable securities	(3)	105	—
Losses on impairment of marketable securities	597	—	—
(Gains) losses on sales of assets	78	(656)	165
Depreciation	17,415	16,178	17,271
Amortization	2,329	2,063	1,872
Allowance for doubtful accounts receivable provision	(1,380)	(184)	—
Deferred income tax	1,330	3,351	583
Share-based compensation expense	2,563	1,319	255
Cash provided (used) by changes in operating assets and liabilities:
Receivables	(10,595)	(5,055)	(17,888)
Inventories	(3,485)	4,094	(9,382)
Other current assets	(2,568)	(4,046)	235
Accounts payable	2,224	(2,039)	10,109
Accrued expenses and other liabilities	(1,514)	684	(86)
Income tax recoverable	(3,486)	—	—
Income tax payable	—	(1,871)	(5,709)
Other assets, net	4,015	(1,622)	1,219

Net cash provided by operating activities	55,638	55,342	33,696

Investing activities:
Additions to property, plant and equipment	(26,649)	(22,375)	(20,612)
Proceeds from sale of property, plant and equipment	45	2,015	—
Marketable securities purchased	(470)	(14,581)	(29,176)
Marketable securities sold	10,286	13,611	33,024
Acquisitions (net of cash acquired)	—	(2,423)	—

Net cash used in investing activities	(16,788)	(23,753)	(16,764)

Financing activities:
Additional long-term obligations	30,000	—	43,000
Reduction of long-term obligations	(28,000)	(9,000)	(44,259)
Unexpended debt proceeds	—	—	396
Dividends paid	(21,891)	(20,563)	(19,052)
Common stock repurchased	(38,464)	(7,557)	—
Stock option plans	13,995	4,951	4,402
Excess tax benefits on share-based payments	2,149	—	—
Net increase in bank overdrafts	4,624	—	—

Net cash used in financing activities	(37,587)	(32,169)	(15,513)

Net increase (decrease) in cash and cash equivalents	1,263	(580)	1,419
Beginning cash and cash equivalents	11,474	12,054	10,635

Ending cash and cash equivalents	$12,737	$11,474	$12,054

Noncash items:

Additional paid-in capital resulting from shares traded for option exercises amounted to $2,763 in 2006, $2,523 in 2005, and $2,786 in 2004.

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Baldor Electric Company and Affiliates

			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (at cost)	Total
	Common Stock
(Table data in thousands)	Shares	Amount

BALANCE AT JANUARY 3, 2004	40,018	$4,002	$53,683	$338,696	$(675)	$(134,218)	$261,488
Comprehensive income
Net earnings				35,052			35,052
Other comprehensive income (loss)
Securities valuation adjustment, net of tax benefits of $92,000					(157)		(157)
Translation adjustments					1,746		1,746
Derivative unrealized gain adjustment, net of tax expense of $87,000					136		136

Total other comprehensive income							1,725

Total comprehensive income							36,777
Stock option plans (net of 124,769 shares exchanged and $630,000 tax benefit)	405	40	7,434			(3,072)	4,402
Cash dividends at $0.57 per share				(19,052)			(19,052)

BALANCE AT JANUARY 1, 2005	40,423	$4,042	$61,117	$354,696	$1,050	$(137,290)	$283,615
Comprehensive income
Net earnings				43,021			43,021
Other comprehensive income (loss)
Securities valuation adjustment, net of tax benefits of $245,000					(418)		(418)
Translation adjustments					(1,978)		(1,978)
Derivative unrealized loss adjustment, net of tax benefits of $667,000					(1,044)		(1,044)

Total other comprehensive loss							(3,440)

Total comprehensive income							39,581
Stock option plans (net of 120,289 shares exchanged and $494,000 tax benefit)	384	39	7,445			(3,105)	4,379
Cash dividends at $0.62 per share				(20,563)			(20,563)
Common stock repurchased (300,231 shares)						(7,557)	(7,557)

BALANCE AT DECEMBER 31, 2005	40,807	$4,081	$68,562	$377,154	$(2,390)	$(147,952)	$299,455
Comprehensive income
Net earnings				48,118			48,118
Other comprehensive income (loss)
Securities impairment adjustment, net of tax benefits of $317,000					539		539
Translation adjustments					2,789		2,789
Derivative unrealized loss adjustment, net of tax benefits of $1,192,000					(1,865)		(1,865)

Total other comprehensive income							1,463

Total comprehensive income							49,581
Stock option plans (net of 115,067 shares exchanged and $2,804,000 tax benefit)	668	66	19,505			(3,423)	16,148
Cash dividends at $0.67 per share				(21,891)			(21,891)
Common stock repurchased (1,248,148 shares)						(38,464)	(38,464)

BALANCE AT DECEMBER 30, 2006	41,475	$4,147	$88,067	$403,381	$(927)	$(189,839)	$304,829

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Baldor Electric Company and Affiliates

December 30, 2006

NOTE A SIGNIFICANT ACCOUNTING POLICIES

Line of Business: The Company operates in one industry segment that includes the design, manufacture and sale of industrial electric motors, drives and generators. The products of the Company are marketed throughout the United States and in more than 60 foreign countries. On January 31, 2007, the Company acquired Reliance Electric Company (“Acquired Business”). See Note N - Subsequent Events.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Consolidation: The consolidated financial statements include the accounts of the Company and its affiliates. Intercompany accounts and transactions have been eliminated in consolidation. The Company does not have any investments in, or contractual arrangements with, any variable interest entities.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal years 2006, 2005, and 2004 each contained 52 weeks.

Cash Equivalents: Cash equivalents consist of highly liquid investments having original maturities of three months or less.

Marketable Securities: All marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. The securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included in accumulated other comprehensive income. Realized gains, realized losses, and declines in value, judged to be other than temporary, are included in other income. The cost of securities sold is based on the specific identification method and interest earned is included in other income.

Accounts Receivable: Trade receivables are recorded in the balance sheet at outstanding principal, adjusted for charge-offs and allowances for doubtful accounts. Allowances for doubtful accounts are estimated based on customer-specific analysis, current assessments of past due balances and economic conditions, and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across industries and geographic areas. The Company generally does not require that its customers provide collateral. No single customer represented greater than 10% of net accounts receivable at December 30, 2006, and December 31, 2005. Changes in the allowance for doubtful accounts are as follows:

(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005

Balance at beginning of year	$3,124	$3,308	$3,870
Charges to costs and expenses	(718)	201	—
Deductions	(662)	(385)	(562)

Balance at end of year	$1,744	$3,124	$3,308

Inventories: The Company values inventories at the lower of cost or market, with cost being determined principally by the last-in, first-out method (LIFO), except for $13.8 million in 2006 and $13.4 million in 2005, at foreign locations, valued by the first-in, first-out method (FIFO).

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets ranging from 10 to 39 years for buildings and improvements and 3 to 15 years for machinery and equipment. Capitalized software costs amounting to $25.3 million and $24.6 million, net of accumulated amortization, at December 30, 2006, and December 31, 2005, respectively, are included in machinery and equipment and are amortized over their estimated useful life of 15 years. Costs associated with repairs and maintenance are expensed as incurred.

Fair Value of Financial Instruments: The Company’s methods and assumptions used to estimate the fair value of financial instruments include quoted market prices for marketable securities and discounted cash flow analysis for fixed rate long-term debt. The Company estimates that the fair value of its financial instruments approximates carrying value at December 30, 2006, and December 31, 2005. The carrying amounts of cash and cash equivalents, receivables, and trade payables approximated fair value at December 30, 2006, and December 31, 2005, due to the short-term maturities of these instruments.

Self-Insurance Liabilities: The Company’s self-insurance programs primarily cover exposure to product liability, workers’ compensation and health insurance. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The self-insurance liability is estimated using the Company’s claims experience and risk exposure levels. Certain self-insurance liabilities were reduced by approximately $3.5 million in 2005 to reflect changes in expected liabilities. Future adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

Goodwill: Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Management utilizes a discounted cash flow analysis to determine the estimated fair value of the Company’s reporting units. Judgments and assumptions related to revenue, gross margin, operating expenses, interest, capital expenditures, cash flow, and market assumptions are inherent in these estimates. As a result, use of alternate judgments and/or assumptions could result in a fair value that differs from management’s estimate and ultimately results in the recognition of impairment charges in the financial statements. The Company utilizes various assumption scenarios in the discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge were incurred, it would negatively impact the Company’s results of operations and financial position. The annual analysis is performed during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant an additional analysis. The 2006 and 2005 annual impairment tests resulted in no impairment.

Long-Lived Assets: The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The Company recognizes impairment losses equal to the excess of the carrying value over the estimated fair value of long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows expected to be generated by the asset are not sufficient to recover the carrying amount of the asset. Fair value is generally derived using a discounted cash flow model.

Derivatives: The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. If a hedge transaction is terminated, any unrealized gain (loss) at the date of termination is carried in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings in the period of change. The ineffective portion of the Company’s cash flow hedges was not material during the years 2006, 2005, and 2004.

Benefit Plans: The Company has a profit-sharing plan covering most employees with more than two years of service. The Company’s contribution is derived by a formula that resulted in contributions of approximately 12% of pre-tax earnings of participating companies to the Plan in 2006, 2005, and 2004.

Income Taxes: Income taxes are provided based on the liability method of accounting. Deferred income taxes are provided for the expected future tax consequences of temporary differences between the basis of assets and liabilities reported for financial and tax purposes.

Research and Engineering: Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to approximately $25.0 million in 2006, $24.4 million in 2005, and $25.4 million in 2004.

Shipping and Handling Costs: The Company classifies all amounts billed to customers for shipping and handling as revenue and classifies gross shipping and handling costs paid as selling expense. Costs included in selling and administrative expenses related to shipping and handling amounted to approximately $29.0 million in 2006, $25.8 million in 2005, and $22.8 million in 2004.

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

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. Changes in the carrying amount of product warranty reserves are as follows:

(In thousands)	December 30, 2006	December 31, 2005

Balance at beginning of year	$5,584	$6,335
Charges to costs and expenses	5,400	5,027
Deductions	(5,418)	(5,778)

Balance at end of year	$5,566	$5,584

Amounts included in selling and administrative costs related to product warranty expense amounted to $5.4 million in 2006, $5.0 million in 2005, and $5.5 million in 2004.

Foreign Currency Translation: Assets and liabilities of foreign affiliates are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the period. Foreign affiliates generally conduct business in their respective currencies. Translation adjustments, including those related to intercompany advances that are of a long-term investment nature, are recorded in accumulated other comprehensive income (loss) in shareholders’ equity.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation. Prior to 2006, the Company classified profit-sharing as a non-operating expense. Profit-sharing expense has been re-classified to cost of goods sold and selling and administrative expenses for all prior periods presented to conform to 2006 classification.

Earnings Per Common Share: Basic earnings per common share is based upon the weighted average number of common shares outstanding. Diluted earnings per common share includes all dilutive common stock equivalents.

Stock-Based Compensation: The Company has certain share-based compensation plans, which are described in Note H - Stock Plans. Beginning in fiscal year 2006, the Company applies the fair value method, pursuant to Statement of Financial Accounting Standards (“FAS”) No. 123(R) “Shared-Based Payments”, in accounting for these plans. The following table illustrates the effect on net earnings and earnings per common share for 2005 and 2004 as if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by FAS 148, Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, to options granted under the Company’s stock option plans in 2005 and 2004.

(in thousands, except per share data)		2005	2004

Net earnings, as reported		$43,021	$35,052
Add:	Stock-based compensation expense included in reported net earnings, net of tax effects, including options issued at a discount	831	161
Less:	Stock-based compensation expense determined under fair value method, net of related tax effects	(1,654)	(632)

Net earnings, pro forma		$42,198	$34,581

Earnings per common share:	Basic	Diluted	Basic	Diluted

Reported	$1.30	$1.28	$1.06	$1.05
Pro forma	$1.27	$1.25	$1.05	$1.03

NOTE B MARKETABLE SECURITIES

The following table presents the estimated fair value breakdown of investments by category:

(In thousands)	December 30, 2006	December 31, 2005

Municipal debt securities	$12,147	$18,531
U.S. corporate debt securities	1,289	2,081
U.S. Treasury & agency securities	9,599	11,980

	$23,035	$32,592

At December 30, 2006, the marketable securities portfolio had unrealized losses totaling $598,000. In conjunction with the acquisition of the Acquired Business, all of the marketable securities held by the Company were sold in January 2007 and the related losses were realized. Accordingly, the Company determined that unrealized loss positions existing at December 30, 2006, were other than temporary and an impairment loss of $598,000 was recognized.

The table below shows gross unrealized losses and estimated fair value of available-for-sale investment securities at December 31, 2005, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position:

	December 31, 2005
(In thousands)	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. corporate debt securities	$854	$96	$1,227	$122	$2,081	$218
Obligations of states and political subdivisions	8,383	110	9,765	257	18,148	367
Securities of U.S. Government agencies	4,442	62	7,538	212	11,980	274

Total temporarily impaired securities	$13,679	$268	$18,530	$591	$32,209	$859

In evaluating the Company’s unrealized loss positions at December 31, 2005, for other-than-temporary impairment, management considered the credit quality of the issuer, the nature and cause of the unrealized loss, and the severity and duration of the impairments. At December 31, 2005, management determined that substantially all of its unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management determined that its unrealized losses on investment securities were temporary in nature, and the Company had both the ability and intent to hold these investments until maturity or until such time as fair value equaled or exceeded amortized cost.

NOTE C FINANCIAL DERIVATIVES

The Company uses derivative financial instruments to reduce its exposure to various market risks. The Company does not regularly engage in speculative transactions, nor does the Company regularly hold or issue financial instruments for trading purposes. Generally, contract terms of the financial instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation and are recorded using hedge accounting. Instruments that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings.

The Company had derivative contracts related to cash flow hedges, with a fair value of $(2.1 million) recorded in other accrued expenses at December 30, 2006, and $938,000 recorded in other current assets at December 31, 2005.

The amount recognized as a reduction in cost of sales on cash flow hedges amounted to approximately $21.0 million in 2006 and $4.7 million in both 2005 and 2004. The Company expects that after-tax losses, totaling approximately $1.3 million recorded in accumulated other comprehensive loss at December 30, 2006, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

NOTE D INCOME TAXES

The Company made income tax payments of $25.9 million in 2006, $22.8 million in 2005, and $21.9 million in 2004. Income tax expense consists of the following:

(In thousands)		2006	2005	2004

Current:	Federal	$23,714	$16,925	$13,056
	State	1,646	3,651	2,968
	Foreign	912	347	669

		26,272	20,923	16,693
Deferred:	Federal	602	2,675	46
	State	728	676	537

		1,330	3,351	583

		$27,602	$24,274	$17,276

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these differences relate primarily to depreciation, certain liabilities and bad debt expense.

The following table reconciles the difference between the Company’s effective income tax rate and the federal statutory rate:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7%	4.2%	4.4%
Other	(2.2%)	(3.1%)	(6.4%)

Effective income tax rate	36.5%	36.1%	33.0%

The Company adjusted certain income tax liabilities during 2006, 2005 and 2004 to reflect current exposure. These adjustments amounted to approximately $474,000 in 2006, $403,000 in 2005 and $2.1 million in 2004 and accounted for the reduction in effective income tax rate for each year, respectively. The adjustments are included in "Other" in the above reconciliation.

The principal components of deferred tax assets (liabilities) are as follows:

(In thousands)	December 30, 2006	December 31, 2005

Accrued liabilities	$2,916	$2,970
Bad debt reserves	472	811
Foreign net operating losses	1,005	1,249
Employee compensation and benefits	461	(916)
Securities valuation	233	317

	5,087	4,431
Valuation allowance	—	(388)

Deferred tax assets	5,087	4,043

Property, plant, equipment and intangibles	(31,215)	(28,276)
Derivative unrealized (gains) losses	827	(366)

Deferred tax liabilities	(30,388)	(28,642)

Net deferred tax liabilities	$(25,301)	$(24,599)

Valuation allowance adjusts foreign net operating loss carryforwards to expected future utilization.

The Company has accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $9.7 million at December 30, 2006, that are expected to be permanently reinvested in the business. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

NOTE E LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

(In thousands)	Rate at December 30, 2006	December 30, 2006	December 31, 2005

Industrial Development Bonds:
Due in 2013, variable rate	3.72%	$2,025	$2,025
Notes payable to banks:
Due October 25, 2009, variable rate	5.92%	25,000	25,000
Due September 30, 2009, fixed rate	4.63%	15,000	15,000
Due January 31, 2008, variable rate	5.31%	43,000	41,000
Due April 15, 2008, variable rate	6.17%	12,000	12,000

		97,025	95,025
Less current maturities		—	25,000

		$97,025	$70,025

Certain long-term obligations are collateralized by property, plant and equipment with a net book value of approximately $566,000 at December 30, 2006.

Maturities of long-term obligations for the five-year period ending 2011 are: 2007 – $0; 2008 – $55.0 million; 2009 – $40.0 million; 2010 – $0; 2011 and thereafter – $2.0 million

Certain long-term obligations require that the Company maintain various financial ratios. These ratios were all met for 2006 and 2005. At December 30, 2006, the Company had outstanding letters of credit totaling $2.3 million that will expire between June 20, 2007, and July 31, 2007. The Company expects to renew these letters of credit prior to expiration.

Interest paid was $5.9 million in 2006, $3.8 million in 2005, and $3.0 million in 2004.

The Company has a credit facility with a bank that provides up to $60.0 million of borrowing capacity. At December 30, 2006, the Company had borrowings of $43.0 million under the facility. Borrowings are secured by all trade accounts receivables. The Company utilizes a wholly owned special purpose entity (“SPE”) to securitize the receivables. The SPE has no other purpose other than the securitization and is consolidated in the Company’s financial statements.

The Company had lines of credit aggregating $35.0 million available at December 30, 2006, with $12.0 million borrowed under these lines. The Company’s $15.0 million line of credit bears interest at LIBOR plus 1.0% and expires April 15, 2008. The Company’s $20.0 million line of credit, which has no amount drawn at December 30, 2006, is due upon demand. This line bears interest at a rate quoted by the bank on the date of any requested advance.

In February 2007, the Company refinanced all of the notes payable to banks as a part of the acquisition of the Acquired Business as more fully described in Note N - Subsequent Events.

NOTE F COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain computers, buildings, and other equipment under operating lease agreements. Related rental expense was $4.0 million in 2006, $5.2 million in 2005, and $6.1 million in 2004. Future minimum payments for operating leases having non-cancelable lease terms in excess of one year are: 2007 – $4.9 million; 2008 – $4.6 million; 2009 – $4.1 million; 2010 – $2.2 million; 2011 and thereafter – $4.6 million.

On July 21, 2005, the Company entered into a five-year operating lease agreement on a new manufacturing facility in Columbus, Mississippi. At the end of the initial five-year lease term, the Company has the option to extend the lease for up to two successive five-year periods under terms similar to the terms of the original lease or purchase the property at a stated amount that approximates the fair value of the property. The Company has annual operating lease commitments of $1.2 million related to the lease. As part of the lease agreement, the Company is subject to an 82% residual value guarantee at the end of the lease term in the event the value of the property has decreased. The maximum potential liability under the residual value guarantee would be $13.6 million should the property become worthless by the end of the lease term. In accordance with Financial Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has recorded a liability of $393,000 classified in other liabilities, which represents the fair value of the guarantee, based on a probability-weighted calculation of the expected value of the property at the end of the lease term.

Legal Proceedings and Contingent Liabilities

The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects that the ultimate resolution of these actions will not materially affect the Company’s financial position, results of operations, or cash flows.

NOTE G SHAREHOLDERS’ EQUITY

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

Share Repurchases

Pursuant to the Company’s share repurchase plan, the Company repurchased approximately 1.2 million shares for $38.5 million during 2006, including approximately 1.0 million shares from the estate of R.S. Boreham, Jr., former Chairman and Director of the Company, for $31.1 million. During 2005, the Company repurchased approximately 300,000 shares of its common stock for $7.6 million. No shares were repurchased in 2004.

Accumulated Other Comprehensive Income (Loss)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in shareholders’ equity are as follows:

(In thousands)	Unrealized Gains (Losses) on		Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	Securities	Derivatives

Balance at January 3, 2004	$36	$1,480	$(2,191)	$(675)
Net change 2004	(157)	136	1,746	1,725

Balance at January 1, 2005	(121)	1,616	(445)	1,050
Net change 2005	(418)	(1,044)	(1,978)	(3,440)

Balance at December 31, 2005	(539)	572	(2,423)	(2,390)
Net change 2006	539	(1,865)	2,789	1,463

Balance at December 30, 2006	$—	$(1,293)	$366	$(927)

NOTE H STOCK PLANS

On April 22, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. This 2006 Plan authorizes the Company’s Board of Directors to grant: (1) stock appreciation rights, (b) restricted stock, (c) performance awards, (d) incentive stock options, (e) nonqualified stock options, and (f) stock units. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled and no further awards will be granted from those plans. The 2006 Plan is the only Plan under which awards can now be granted. A summary of the Company’s stock plans and summary details about each Plan as of December 30, 2006, follows.

Plan	Shares Authorized	Current Plan Status	Typical Grant Life
1987	2,700,000	Expired in 1997; except for options outstanding	10 years
1990	501,600	Cancelled in 2006; except for options outstanding	6 years
1994	4,000,000	Cancelled in 2006; except for options outstanding	10 years
1996	200,000	Expired in 2001; except for options outstanding	10 years
2001	200,000	Cancelled in 2006; except for options outstanding	10 years
2006	3,000,000	Active	10 years

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

1996 and 2001 Plans: Each non-employee director was granted an annual grant consisting of non-qualified stock options to purchase: (1) 3,240 shares at a price equal to the market value at date of grant, and (2) 2,160 shares at a price equal to 50% of the market value at date of grant. These options immediately vested and became exercisable on the date of grant.

2006 Plan: Awards granted under the 2006 Plan included: incentive stock options, non-qualified stock options, and non-vested stock units. Non-vested stock units were awarded with no exercise price. Other awards permitted under this Plan include: stock appreciation rights, restricted stock, and performance awards. However, no such awards have been granted.

The purpose of granting stock options and non-vested stock units is to encourage ownership in the Company. This provides an incentive for the participants to contribute to the success of the Company and align the interests of the participants with the interests of the shareholders of the Company. Historically, the Company has used newly-issued shares to fulfill stock option exercises.

A summary of option activity under the Plans during 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Year ended December 30, 2006
Outstanding at January 1, 2006	2,496,295	$20.89
Granted	381,991	29.33
Exercised	(655,127)	18.46
Expired	(49,933)	22.53
Cancelled	(169,250)	13.31
Forfeited	—	—

Outstanding at December 30, 2006	2,003,976	23.89	6.1 years	$19,174

Vested or expected to vest at December 30, 2006	1,952,275	23.81	6.1 years	$18,855
Exercisable at December 30, 2006	1,321,020	21.58	5.0 years	$15,661

The weighted-average grant-date fair value of options granted was $11.66 in 2006, $7.73 in 2005, and $2.14 in 2004. The total intrinsic value of options exercised was $9.8 million during 2006, $3.8 million during 2005, and $4.8 million during 2004. The total fair value of options vested during 2006 was $1.3 million, during 2005 was $1.7 million, and during was 2004 was $747,000.

As of December 30, 2006, there was $449,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

A summary of non-vested stock unit activity under the Plans during 2006 is presented below:

	Year Ended
	Dec 30, 2006
Non-vested Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	—	$—
Granted	74,476	32.64
Vested	(12,285)	33.88
Cancelled	(3,072)	32.54
Forfeited	—	—

Non-vested at ending of period	59,119	32.42

The total fair value of non-vested stock units that vested during 2006 was $416,000.

As of December 30, 2006, there was $1.2 million of total unrecognized compensation cost related to non-vested stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The remaining incremental compensation cost to be recognized over the remaining 3 to 37-month time period as a result of these modifications totaled $463,000.

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

	Year Ended
	Dec 30, 2006	Dec 31, 2005	Jan 1, 2005
	Reported	Pro Forma	Pro Forma
Volatility	23.0%	1.0%	1.4%
Risk-free interest rates	4.9%	3.8%	4.0%
Dividend yields	1.9%	2.2%	2.3%
Expected option life	6.0 years	5.2 years	7.5 years
Remaining contractual life	7.4 years	5.7 years	5.2 years

Prior to January 1, 2006, the Company accounted for its stock plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FAS 123, “Accounting for Stock-Based Compensation”. Stock-based employee compensation cost of $1.3 million, representing the related compensation expense for the non-qualified stock options granted at less than market on the date of grant, was recognized in the Statement of Earnings for 2005.

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

As a result of adopting FAS 123(R) on January 1, 2006, the Company’s income from operations and earnings before income taxes for 2006 were $2.0 million lower, and net earnings were $1.3 million lower, than if the Company had continued to account for stock-based compensation under APB 25. Basic earnings per common share and diluted earnings per common share for 2006 were each $0.04 lower than if the Company had continued to account for share-based compensation under APB 25

Prior to the adoption of FAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.1 million excess tax benefit classified as a financing cash inflow for the year ended December 30, 2006, would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

NOTE I EARNINGS PER SHARE

The table below details earnings per common share for the years indicated:

(In thousands, except share and per share data)	2006	2005	2004

Numerator:
Net earnings	$48,118	$43,021	$35,052

Denominator Reconciliation:
Weighted-average shares – basic	32,529,172	33,170,241	32,953,382
Effect of dilutive securities – Stock options and non-vested stock units	424,455	557,705	531,879

Weighted-average shares – diluted	32,953,627	33,727,946	33,485,261

Earnings per common share – basic	$1.48	$1.30	$1.06
Earnings per common share – diluted	$1.46	$1.28	$1.05

The total number of anti-dilutive securities excluded from the above calculations was approximately 190,941 at December 30, 2006, and 452,100 at December 31, 2005, and 192,000 at January 1, 2005.

NOTE J FOREIGN OPERATIONS

The Company’s foreign operations include both export sales and the results of its foreign affiliates in Europe, Australia, Far East, and Mexico. Consolidated sales, earnings before income taxes, and identifiable assets consist of the following:

(In thousands)	2006	2005	2004

Net Sales:
United States Companies
Domestic customers	$698,717	$618,476	$547,092
Export customers	61,598	54,310	46,396

	760,315	672,786	593,488
Foreign Affiliates	50,965	48,783	54,707

	$811,280	$721,569	$648,195

Earnings Before Income Taxes:
United States Companies	$73,100	$65,459	$50,217
Foreign Affiliates	2,620	1,836	2,111

	$75,720	$67,295	$52,328

Assets:
United States Companies	$497,960	$486,396	$480,865
Foreign Affiliates	26,022	20,809	20,695

	$523,982	$507,205	$501,560

NOTE K ACQUISITIONS

On October 11, 2005, the Company acquired the remaining 40% minority interest in its consolidated affiliate Australian Baldor Pty Limited for cash in the amount of $2.4 million. The acquisition has been accounted for as a purchase with resulting goodwill of approximately $258,000. The results of operations for the remaining 40% interest for the year ended January 31, 2005, were not material to the Company’s consolidated financial statements. Accordingly, pro forma information has not been presented. As of October 11, 2005, Australian Baldor Pty Limited is a wholly owned subsidiary of the Company.

NOTE L SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Summary of Quarterly Results of Operations (Unaudited)

Baldor Electric Company and Affiliates

(In thousands, except per share data)		Quarter				Total
		First	Second	Third	Fourth
			(2)		(3)

2006:	Net sales	$192,314	$205,607	$212,905	$200,454	$811,280
	Gross profit	52,612	53,452	54,587	53,402	214,053
	Net earnings	11,367	12,397	12,182	12,172	48,118
	Net earnings per common share – basic	0.34	0.38	0.38	0.38	1.48
	Net earnings per common share – diluted	0.34	0.38	0.37	0.37	1.46

2005:	Net sales	$170,596	$178,292	$190,019	$182,662	$721,569
	Gross profit	43,773	45,894	49,826	50,661	190,154
(1)	Net earnings	9,022	9,712	11,161	13,127	43,021
	Net earnings per common share – basic	0.27	0.29	0.34	0.40	1.30
	Net earnings per common share – diluted	0.27	0.29	0.33	0.39	1.28

(1)	The sum of the quarter amounts does not agree to the total due to rounding.
(2)	Second quarter 2005 includes self-insurance liability adjustments of $(775,000), net of tax.
(3)	Fourth quarter 2005 includes income tax adjustments of $(353,000) and self-insurance liability adjustments of $(1.3) million, net of tax.

NOTE M RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. Among other items, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 for fiscal year 2007 and management does not expect adoption to have a significant impact on the Company’s financial results.

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

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value, and expands the use of fair value measurement in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective beginning with the Company’s fiscal year 2008 and management is currently evaluating what impact, if any, FAS 159 will have on the financial results.

NOTE N SUBSEQUENT EVENTS (Unaudited)

On January 31, 2007, Baldor acquired all of the equity interest in the Acquired Business from Rockwell Automation, Inc. The Acquired Business is a leading manufacturer of industrial electric motors and mechanical power transmission products. The combination will extend Baldor’s product offerings, provide a manufacturing base in China for the Asian markets, increase manufacturing capabilities and flexibility, and strengthen Baldor’s management team. The results of the Acquired Business’s operations will be included in the consolidated financial statements beginning February 1, 2007.

The aggregate purchase price was approximately $1.8 billion including $1.75 billion cash and common stock valued at approximately $0.05 billion. The value of approximately 1.6 million common shares issued to Rockwell was based on the closing sale price per share of Baldor common stock on the NYSE on January 31, 2007, the date the acquisition was completed. The cash portion of the aggregate purchase price was funded with proceeds from the public issuance of approximately 11.7 million shares of Baldor common stock at a price of $34.0 per share, proceeds from the issuance of $550 million principal amount of 8.625% senior notes due 2017, and borrowings under a new $1.2 billion senior secured credit facility. At February 27, 2007, borrowings under the senior secured credit facility amounted to $955.0 million.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuation of tangible and intangible assets acquired. Accordingly, the final allocation of the purchase price could differ materially from the current estimates. Additionally, the Company has not completed its determination of reporting units.

(In millions)

Current assets		$328
Property, Plant and Equipment		300
Intangible assets not subject to amortization—trade names		405
Intangible assets subject to amortization (twenty-two year weighted-average useful life):
Customer relationships (twenty-eight year weighted-average useful life)	$275
Technology (fourteen year weighted-average useful life)	110	385

Other assets		14
Goodwill		891

Total assets acquired		2,323

Current liabilities		117
Other liabilities		70
Deferred taxes		325

Total liabilities assumed		512

Net assets acquired		$1,811

The $891.0 million of goodwill is not expected to be deductible for tax purposes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosures Controls and Procedures

Baldor maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company, under the supervision and with the participation of management, including the principal executive officer and principal financial officer evaluated as of December 30, 2006, the effectiveness of this system of disclosure controls and procedures, and has concluded that such disclosure controls and procedures were effective as of that date.

Internal Control Over Financial Reporting

Management’s assessment, and the attestation report of the Company’s independent registered public accounting firm, of the effectiveness of the Company’s internal control over financial reporting are reported below.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). We maintain a system of internal controls that provide reasonable assurance that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States and that assets are safeguarded from unauthorized use or disposition.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included review of the documentation of controls, assessment of the design effectiveness of the controls, testing of the operating effectiveness of controls, and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 30, 2006. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included in this report.

\s\ John A. McFarland

JOHN A. MCFARLAND

Chairman and Chief Executive Officer

\s\ Ronald E. Tucker

RONALD E. TUCKER

President, Chief Operating Officer,

Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Baldor Electric Company and Affiliates

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Baldor Electric Company and Affiliates maintained effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Baldor Electric Company and Affiliates’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Baldor Electric Company and Affiliates maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Baldor Electric Company and Affiliates maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Baldor Electric Company and Affiliates as of December 30, 2006, and December 31, 2005, and the related consolidated statements of earnings, cash flows and shareholders’ equity for each of the three years in the period ended December 30, 2006, and our report dated February 27, 2007 expresses an unqualified opinion thereon.

\s\ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2007

Changes in Internal Control Over Financial Reporting

There have been no significant changes in Baldor’s internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date of management’s assessment.

Item 9B. Other Information

On January 20, 2007, we approved a Bonus Plan for Executive Officers to be implemented for the Company’s fiscal year 2007. The participants in this Bonus Plan will be certain Baldor executive officers for fiscal year 2007. The formula used in the Bonus Plan is comprised of two independent components. Each component provides 50% of the bonus. Component 1 is based on the Baldor’s sales plan for fiscal year 2007 and Component 2 is based on the Baldor’s earnings per common share plan for fiscal year 2007.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information contained in the 2007 Proxy Statement under the captions "Proposal 1—Election of Directors”, “Code of Ethics”, “Statement of Director Independence”, “Statement of Audit Committee Member Independence and Financial Expertise”, and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The current executive officers of Baldor, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

Name	Age	Position	Served as Officer Since
John A. McFarland	55	Chairman and Chief Executive Officer	1990
Ronald E. Tucker	49	President, Chief Operating Officer, Chief Financial Officer and Secretary	1997
Michael A. Cinquemani	43	Executive Vice President – Dodge & International Sales	2007
Randy L. Colip	48	Executive Vice President – Sales	1997
Gene J. Hagedorn	60	Executive Vice President – Materials	1994
L. Edward Ralston	37	Executive Vice President – Business Integration	2005
Randal G. Waltman	57	Executive Vice President – Operations	1997
Randall P. Breaux	44	Vice President – Marketing	2001
Roger V. Bullock	57	Vice President – Drives	2002
Jason W. Green	37	Vice President – Human Resources	2007
Tracy L. Long	41	Vice President – Investor Relations and Assistant Secretary	2003
Thomas A. Mascari	55	Vice President – Business Integration	2007
Mark L. Shackelford	47	Vice President – Information Services	2007
Ronald W. Thurman	52	Vice President – Engineering	2005

Except for the following, each of the executive officers has served as an officer or in a management capacity with Baldor for the last five years. There are no family relationships among the directors or executive officers.

Michael Cinquemani joined Baldor as Executive Vice President – Dodge and International Sales effective with Baldor’s acquisition of the Acquired Business on February 1, 2007. Prior to the acquisition, Mr. Cinquemani served in various executive and managerial positions with Reliance Electric Company including most recently Vice President – Global Sales.

Jason Green joined Baldor in January 2007 as the Company’s Director of Human Resources. Effective February 1, 2007, he became the Company’s Vice President – Human Resources. Prior to joining Baldor, Mr. Green spent several years with Hallmark Cards, Inc. serving in various Human Resources assignments across the company.

Thomas Mascari joined Baldor as Vice President – Business Integration effective with Baldor’s acquisition of the Acquired Business on February 1, 2007. Prior to the acquisition, Mr. Mascari served in various executive and managerial positions with Rockwell Automation Power Systems and most recently as Vice President & General Manager of Reliance Electric Company.

Item 11. Executive Compensation

Information contained in the 2007 Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation and “Executive Compensation” are incorporated herein by reference. Information contained in the 2007 Proxy Statement under the caption “Compensation Committee Report on Executive Compensation” is furnished and not deemed filed with the SEC. Information contained in the 2007 Proxy Statement under the caption “Proposal 1 – Election of Directors” paragraph headed “Director Compensation” is also incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership by officers, directors, and beneficial owners of more than five percent of Baldor’s Common Stock included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2007 Proxy Statement is incorporated herein by reference.

The following table contains information regarding the number of shares of common stock that may be issued pursuant to our equity compensation plans as of December 30, 2006.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	1,988,399	$23.21	2,736,655
Equity compensation plans not approved by security holders	74,696	$23.13	—

Total	2,063,095	$23.21	2,736,655

During 1990, Baldor’s Board of Directors approved the establishment of the 1990 Stock Option Plan for District Managers. This is an un-registered plan and was not approved by our shareholders. Only non-qualified options were granted from this Plan. Options vest and become 50% exercisable at the end of one year and 100% exercisable at the end of two years. The exercise price paid by the District Managers equaled the fair market value on the date of the grant. Proceeds from these option exercises are used for general corporate purposes. At year-end 2006, the total amount of shares granted under the DM Plan is 1.4% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. We deem this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about Baldor. This plan has expired except for approximately 75,000 options outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included under the captions “Compensation Committee Interlocks and Insider Participation” and “Statement of Director Independence” of the 2007 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information contained in the 2007 Proxy Statement under the caption "Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a	)(1)	The following consolidated financial statements of Baldor Electric Company and its Affiliates, are included in Item 8 of this Report:
•	Consolidated Balance Sheets

– December 30, 2006 and December 31, 2005

•	Consolidated Statements of Earnings

– for each of the three years in the period ended December 30, 2006

•	Consolidated Statements of Cash Flows

– for each of the three years in the period ended December 30, 2006

•	Consolidated Statements of Shareholders’ Equity

– for each of the three years in the period ended December 30, 2006

•	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(3)	See Exhibit Index of this Report.

(b)	Exhibits

See Exhibit Index of this Report.

(c)	Financial Statement Schedules

All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDOR ELECTRIC COMPANY (Registrant)

By	/s/ John A. McFarland
John A. McFarland Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2007

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

SIGNATURE PAGE FOR FORM 10-K FOR YEAR ENDED DECEMBER 30, 2006.

Signature	Title	Date

/s/ John A. McFarland John A. McFarland	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2007

/s/ Ronald E. Tucker Ronald E. Tucker	President, Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial Officer) (Principal Accounting Officer)	February 28, 2007

/s/ Jefferson W. Asher, Jr. Jefferson W. Asher, Jr.	Director	February 28, 2007

/s/Merlin J. Augustine, Jr. Merlin J. Augustine, Jr.	Director	February 28, 2007

/s/ Richard E. Jaudes Richard E. Jaudes	Director	February 28, 2007

/s/ Jean A. Mauldin Jean A. Mauldin	Director	February 28, 2007

/s/ Robert J. Messey Robert J. Messey	Director	February 28, 2007

/s/ Robert L. Proost Robert L. Proost	Director	February 28, 2007

/s/ R. L. Qualls R. L. Qualls	Director	February 28, 2007

/s/ Barry K. Rogstad Barry K. Rogstad	Director	February 28, 2007

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.		Description
3(i)	*	Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii)	*	Bylaws of Baldor Electric Company, as originally adopted on May 2, 1980, and amended effective October 28, 2006, and filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K dated November 2, 2006.

4(i).1	*	Rights Agreement, dated May 6, 1998, between Baldor Electric Company and Wachovia Bank of North Carolina, N.A. (formerly Wachovia Bank & Trust Company, N.A.), as Rights Agent, originally filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K dated May 13, 1988, and refiled as Exhibit 4(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

4(i).2	*	Amendment Number 1 to the Rights Agreement, dated February 5, 1996, filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A/A dated March 21, 1996.

4(i).3	*	Amendment Number 2 to the Rights Agreement, dated June 1, 1999, filed as Exhibit 4(i)(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

4(ii).1	*	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).2	*	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).3	*	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).4	*	Form of 8 5/8% Senior Note due 2017 (incorporate by reference to Exhibit 4(ii).1 filed herewith).

10(i).1	*	Purchase Agreement, dated as of November 6, 2006, by and among Rockwell Automation, Inc., Rockwell Automation of Ohio, Inc., Rockwell Automation Canada Control Systems, Grupo Industrias Relliance S.A. de C.V., Rockwell International GMBH and Baldor Electric Company, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 9, 2006.

(continued on next page)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

(continued from previous page)

Exhibit No.		Description

10(i).2	*	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

10(i).2.1		Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007.

10(i).3	*	Registration Rights Agreement between the Company and Rockwell Automation of Ohio, Inc. dated January 31, 2007, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

10(iii).1	* †	1987 Incentive Stock Plan, originally filed as Appendix A to Registrant’s Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(iii).2	* †	1994 Incentive Stock Option Plan, as restated and amended at the Company’s Annual Meeting on May 2, 1998, filed as Exhibit 10(iii)A.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).3	* †	1996 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).4	* †	Stock Option Plan for Non-Employee Directors, as approved by the Company’s Board of Directors on February 5, 2001, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

10(iii).5	* †	Bonus Plan for Executive Officers, as approved by the Company’s Compensation & Stock Option Committee of the Board of Directors on November 5, 2005, and the Company’s Board of Directors on November 6, 2005, and filed as Exhibit 10(iii).8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(iii).6	†	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors and the Company’s Board of Directors on January 20, 2007, and filed as Exhibit 10(iii).6 hereto.

11		Computation of Earnings Per Share, incorporated by reference from caption “Note I – Earnings Per Share” contained herein.

21		Subsidiaries of the Registrant.

(continued on next page)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

(continued from previous page)

Exhibit No.	Description

23(i)	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (set forth on signature page hereto).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 20

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Not applicable

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of the holders of long-term debt of the Registrant and its consolidated affiliates.

*	Previously filed.
†	Management contract or compensatory plan or arrangement.