Form 10-Q
period 2007-03-31
BALDOR ELECTRIC CO
filed 2007-05-15
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At March 31, 2007, there were 45,765,741 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)			Mar 31, 2007	Dec 30, 2006
ASSETS
Current Assets
Cash and cash equivalents			$49,833	$12,737
Marketable securities			—	23,035
Accounts receivable, less allowances for doubtful accounts of $5,819 at March 31, 2007 and $1,744 at December 30, 2006			293,543	118,302
Inventories:
Finished products			174,190	76,793
Work in process			59,713	14,888
Raw materials			141,559	68,836

			375,462	160,517
LIFO valuation adjustment			(44,254)	(44,230)

			331,208	116,287
Prepaid expenses			9,802	3,836
Other current assets			53,015	29,950

TOTAL CURRENT ASSETS			737,401	304,147
Property, Plant and Equipment
Land and improvements			13,489	6,852
Buildings and improvements			115,417	62,555
Machinery and equipment			551,878	335,110
Allowances for depreciation and amortization			(272,065)	(257,207)

NET PROPERTY, PLANT AND EQUIPMENT			408,719	147,310
Other Assets
Goodwill			1,045,226	63,043
Intangible assets, net of amortization			681,928	—
Other			42,661	9,482

TOTAL ASSETS			$2,915,935	$523,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable			$127,399	$43,884
Employee compensation			20,037	8,130
Profit sharing			4,240	10,050
Accrued warranty costs			9,089	5,566
Accrued insurance obligations			18,326	6,193
Dividends payable			—	5,501
Other accrued expenses			54,293	12,236
Income taxes payable			13,242	—
Current maturities of long-term obligations			9,500	—

TOTAL CURRENT LIABILITIES			256,126	91,560
Long-term obligations			1,492,525	97,025
Other liabilities			71,896	737
Deferred income taxes			343,376	29,831

	Mar 31, 2007	Dec 30, 2006
Shareholders’ Equity
Preferred stock, $0.10 par value
Authorized shares: 5,000,000
Issued and outstanding shares: None
Common stock, $0.10 par value
Authorized shares: 150,000,000
Issued shares:	54,904,873	41,474,662	5,490	4,147
Outstanding shares:	45,765,741	32,377,637
Additional paid-in capital			521,022	88,067
Retained earnings			416,472	403,381
Accumulated other comprehensive income (loss)			313	(927)
Treasury stock, at cost:	9,139,132	9,097,025	(191,285)	(189,839)

TOTAL SHAREHOLDERS’ EQUITY			752,012	304,829

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$2,915,935	$523,982

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings

(unaudited)

	Three Months Ended
(in thousands, except per share amounts)	Mar 31, 2007	Apr 1, 2006
Net sales	$395,694	$192,314
Cost of goods sold	283,132	139,702

Gross Profit	112,562	52,612
Selling and administrative expenses	60,321	33,456

Operating Profit	52,241	19,156
Other income, net	897	118
Interest expense	20,528	1,255

Earnings before Income Taxes	32,610	18,019
Provision for income taxes	11,741	6,652

NET EARNINGS	$20,869	$11,367

Net earnings per common share-basic	$0.51	$0.34
Net earnings per common share-diluted	$0.50	$0.34

Weighted-average shares outstanding-basic	41,093	33,115
Weighted-average shares outstanding-diluted	41,578	33,627

Dividends declared and paid per common share	$0.17	$0.16

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (at cost)	Total
(table data in thousands)	Shares	Amount
BALANCE AT DECEMBER 31, 2006	41,475	$4,147	$88,067	$403,381	$(927)	$(189,839)	$304,829
Comprehensive income
Net earnings				20,869			20,869
Other comprehensive income (loss)
Securities valuation adjustment (net of tax benefits of $10,000)					(18)		(18)
Translation adjustments					1,215		1,215
Derivative unrealized gain adjustment (net of tax expense of $28,000)					43		43

Total other comprehensive income							1,240

Total comprehensive income							22,109
Stock option plans (net of 42,107 shares exchanged and $319,000 tax benefit)	126	13	3,496			(1,446)	2,063
Cash dividends at $0.17 per share				(7,778)			(7,778)
Issuance of common stock (net of issuance costs of $18,793,000)	13,304	1,330	429,459				430,789

BALANCE AT MARCH 31, 2007	54,905	$5,490	$521,022	$416,472	$313	$(191,285)	$752,012

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(in thousands)	Mar 31, 2007	Apr 1, 2006
Operating activities:
Net earnings	$20,869	$11,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on sales of marketable securities	(32)	(3)
(Gains) losses on sales of assets	(4)	37
Depreciation	10,927	4,133
Amortization	4,869	544
Allowance for doubtful accounts receivable provision	117	—
Deferred income taxes	(5,171)	(3,387)
Share-based compensation expense	679	339
Cash provided (used) by changes in operating assets and liabilities:
Receivables	(28,938)	(9,543)
Inventories	(8,818)	(6,331)
Other current assets	2,513	6,047
Accounts payable	29,589	9,440
Accrued expenses and other liabilities	(4,397)	(11,768)
Income tax payable / recoverable	17,221	7,590
Other assets, net	1,351	454

Net cash provided by operating activities	40,775	8,919

Investing activities:
Property, plant and equipment additions	(8,739)	(2,571)
Property, plant and equipment sold	6	—
Marketable securities purchased	—	(471)
Marketable securities sold	23,034	8,190
Acquisitions (net of cash acquired)	(1,764,868)	—

Net cash (used in) provided by investing activities	(1,750,567)	5,148

Financing activities:
Additional long-term obligations	1,550,000	—
Reduction of long-term obligations	(145,000)	—
Debt issuance costs	(30,261)	—
Proceeds from common stock issued, net of issuance costs	379,857	—
Dividends paid	(7,778)	(5,323)
Common stock repurchased	—	(2,969)
Proceeds from exercise of stock options	1,906	3,768
Excess tax benefits on share-based payments	319	738
Net decrease in bank overdrafts	(2,155)	—

Net cash provided by (used in) financing activities	1,746,888	(3,786)

Net increase in cash and cash equivalents	37,096	10,281
Beginning cash and cash equivalents	12,737	11,474

Ending cash and cash equivalents	$49,833	$21,755

Noncash items:

–	Additional paid-in capital resulting from shares traded for option exercises amounted to $1,280 in the first three months of 2007 and $1,688 in the first three months of 2006.
–	Inventory transferred to other assets, for rental, amounted to $0 in the first three months of 2007 and $629 in the first three months of 2006.
–	Common stock valued at $50,932 was issued in conjunction with the acquisition of Reliance Electric (see NOTE B).

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring items and adjustments to record the preliminary purchase allocation described in NOTE B) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007, may not be indicative of the results that may be expected for the fiscal year ending December 29, 2007.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2007 will contain 52 weeks. Fiscal year 2006 contained 52 weeks.

Segment Reporting: The Company operates in one industry segment that includes the design, manufacture and sale of industrial electric motors, drives, generators, mounted bearings, gearing, and other power transmission components, within the power transmission equipment industry.

Financial Derivatives: The Company uses derivative financial instruments to reduce its exposure to the risk of increasing commodity prices. Generally, contract terms of the hedging instrument closely mirror those of the hedged forecasted transaction providing for the hedge relationship to be highly effective both at inception and continuously throughout the term of the hedging relationship. Additionally, the Company utilizes derivative financial instruments to limit exposure to increasing interest rates on variable rate borrowings. The Company does not regularly engage in speculative transactions, nor does the Company regularly hold or issue financial instruments for trading purposes.

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria for hedge accounting are adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value are recognized in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. If a hedging instrument is terminated, any unrealized gain (loss) at the date of termination is carried in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings in the period of change.

Accounts Receivable: Trade receivables are recorded in the balance sheet at the outstanding balance, adjusted for charge-offs and allowances for doubtful accounts. Allowances for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer represents greater than 10% of net accounts receivable at March 31, 2007, or December 30, 2006.

Inventories: The Company uses the last-in, first-out (LIFO) method of valuing inventories for inventories held in the U.S. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs which are subject to the final year-end LIFO inventory valuation. Inventories held at foreign locations are valued by the first-in, first-out method (FIFO).

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves are as follows:

	Three Months Ended
(in thousands)	Mar 31, 2007	Apr 1, 2006
Balance at beginning of period	$5,566	$5,584
Charges to costs and expenses	1,528	1,327
Amounts assumed in acquisition	3,480	—
Deductions	(1,485)	(1,325)

Balance at end of period	$9,089	$5,586

Comprehensive Income: Total comprehensive income, net of related tax, was $22.1 million and $14.4 million for the first quarter of 2007 and 2006, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended
(in thousands)	Mar 31, 2007	Apr 1, 2006
Net earnings	$20,869	$11,367
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains during period	—	70
Reclassification adjustment for (gains) losses included in net earnings	(18)	2
Net change in cash flow hedges	43	2,875
Foreign currency translation adjustment	1,215	73

Total other comprehensive income, net of tax	1,240	3,020

Total comprehensive income	$22,109	$14,387

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three months ended March 31, 2007, and April 1, 2006, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of taxable income between domestic and international operations. The significant permanent differences primarily consist of the deduction for domestic production activities and nondeductible expenses.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent differences, statutory tax rates and tax planning opportunities. The impact of significant discrete items is separately recognized in the quarter in which they occur.

Effective January 1, 2007, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. As a result of the adoption of FIN 48, the Company determined that no additional reserves for uncertain tax positions are required. The Company considered the provisions of FIN 48 in the preliminary purchase price allocation for Reliance Electric (see NOTE B) and recorded a gross liability of $802,000; $481,000 in taxes and $321,000 in interest and penalties. The uncertain tax positions relate to state tax filing positions taken prior to the acquisition of Reliance Electric. The Company recognizes interest and penalties related to uncertain tax positions as interest costs and selling and administrative costs, respectively. As of March 31, 2007, the Company has approximately $481,000 of gross unrecognized tax benefits and $329,000 of accrued interest and penalties related to uncertain tax positions. As of March 31, 2007, $8,000 of unrecognized tax benefits, including penalties and interest; if recognized, would affect the effective tax rate. Further included in the balance at March 31, 2007, is $802,000 of uncertain tax positions, including interest and penalties, arising from business combinations that, if recognized, ultimately would be recorded as an adjustment to goodwill and would not affect the effective tax rate. The Company currently does not believe the unrecognized tax benefits will be significantly increased or decreased in the next 12 months. In addition, the ultimate outcome of the amounts recorded for uncertain tax positions cannot be presently determined. The tax years 2001-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Share-Based Compensation: The Company has certain share-based compensation plans, which are described more fully herein under NOTE G – Stock Plans. Compensation expense is recognized using the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123(R), “Share-Based Payments”.

FAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The fair value of the options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; (3) dividend yields are based on Baldor’s dividend yield published in the Wall Street Journal on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding and is estimated based on historical experience. Assumptions used in the fair-value valuation are periodically monitored and adjusted to reflect current developments.

FAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Acquisitions: The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development and backlog are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for the significant items, the Company typically obtains assistance from third party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the relief from royalty and income methods. This method starts with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Goodwill and Indefinite Lived Intangibles: Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment and more frequently if indicators of impairment warrant additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Management utilizes a discounted cash flows analysis to determine the estimated fair value of reporting units. Judgments and assumptions related to revenue, gross profit, operating expenses, interest, capital expenditures, cash flows, and market assumptions are inherent in these estimates. Use of alternate judgments and/or assumptions could result in a fair value that differs from this estimate which could ultimately result in the recognition of impairment charges in the financial statements. The Company utilizes various assumption scenarios and assigns probabilities to each of these scenarios in the discounted cash flows analysis. The results of the discounted cash flows analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge were incurred, it would negatively impact the results of operations and financial position.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications were not significant to the financial statements.

NOTE B – Acquisition

On January 31, 2007, Baldor completed the acquisition of all of the equity of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors, mounted bearings, gearing, and other power transmission components. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.82 billion, consisting of $1.75 billion in cash and 1.59 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006. The cash portion of the purchase price was funded with proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, proceeds from the issuance of $550.0 million of 8.625% senior notes due 2017, and borrowings of $1.00 billion under a new $1.20 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Proceeds of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

The purchase price allocation is preliminary, pending primarily the finalization of asset valuations and further analysis of tax contingencies. The excess of the purchase price over the estimated fair values is assigned to goodwill. Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Current assets		$374,622
Property, plant and equipment		264,123
Intangible assets not subject to amortization – trade names		360,000
Intangible assets subject to amortization (twenty-six year weighted-average useful life):
Customer relationships (thirty year weighted-average useful life)	$292,000
In process research and development	1,000
Backlog	700
Technology (twelve year weighted-average useful life)	32,000	325,700

Other assets		3,243
Goodwill		982,140

Total assets acquired		2,309,828
Current liabilities		110,831
Other liabilities		77,667
Deferred income taxes		299,755

Total liabilities assumed		488,253

Net assets acquired		$1,821,575

In process research and development amounting to $1.0 million and backlog amounting to $0.7 million were expensed as of the acquisition date and included in cost of goods sold in the first quarter of 2007.

Included in current assets acquired are long-lived assets amounting to $10.4 million that have been classified as held for sale. The Company is currently in negotiations to sell certain electric motor service centers included in the acquisition of Reliance. The sale is expected to close during the second quarter of this year. The assets and results of operations attributable to the service centers are not material to the Company’s financial statements.

The Company is currently executing a plan to exit the Madison, Indiana, production facility, which was included in the acquisition. Anticipated costs include post-exit lease costs and involuntary employee termination costs. A liability of $4.6 million has been accrued and is classified in other current liabilities in the opening balance sheet. There was no change in the liability during the first quarter of 2007.

The table below presents summarized pro forma results of operations as if the acquisition had been effective at the beginning of the quarters ended March 31, 2007 and April 1, 2006, respectively.

	Three Months Ended
(in millions, except for per share data)	Mar 31, 2007	Apr 1, 2006
Net sales	$489.8	$447.5
Earnings before income taxes	36.7	28.2
Net earnings	23.5	17.8
Net earnings per common share - diluted	$0.51	$0.38

NOTE C – Financial Derivatives

The Company had derivative contracts related to its commodity cash flow hedges with a fair value of $1.0 million recorded in other current assets at March 31, 2007, and a fair value loss of $2.1 million recorded in other accrued expenses at December 30, 2006.

The amount recognized on commodity cash flow hedges reduced cost of sales by $2.0 million and $262,000 in first quarter of 2007 and the first quarter of 2006, respectively. The ineffective portion of the Company’s commodity cash flow hedges was not material during the first quarters of 2007 or 2006. The Company expects that after-tax gains recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges totaling $613,000 at March 31, 2007, will be recognized in cost of sales within the next nine months. The Company generally does not hedge forecasted transactions beyond 18 months.

The Company had interest rate swaps and collars designated as cash flow hedges, related to variable rate long-term debt, with a notional amount of $350.0 million and a maturity date of April 30, 2012. These instruments had a fair value loss of $3.1 million recorded in other liabilities at March 31, 2007. Unrealized gains (losses) are recorded in accumulated other comprehensive income (loss).

NOTE D – Long-term Obligations

Long-term obligations are as follows:

(in thousands)	Interest Rate at Mar 31, 2007	Mar 31, 2007	Dec 30, 2006
Industrial Development Bonds:
Due in 2013, variable interest rate	3.710%	$2,025	$2,025
Notes payable to banks:
Term loan, variable interest rate	7.125%	950,000	—
Revolving credit loans, variable interest rate	—	—	—
Due Oct 25, 2009, variable interest rate	—	—	25,000
Due Sep 30, 2009, fixed interest rate	—	—	15,000
Due Jan 31, 2008, variable interest rate	—	—	43,000
Due Apr 15, 2008, variable interest rate	—	—	12,000
Senior unsecured notes, fixed interest rate	8.625%	550,000	—

		1,502,025	97,025
Less current maturities		9,500	—

		$1,492,525	$97,025

Maturities of long-term obligations for the five-year periods ended March 31, 2012: 2008—$9.5 million; 2009—$9.5 million; 2010—$9.5 million; 2011—$9.5 million; 2012—$9.5 million; thereafter $1.45 billion.

Interest paid was $11.8 million in first quarter 2007 and $1.3 million in first quarter 2006.

On January 31, 2007, the Company refinanced all of its existing bank debt with the term and revolving credit loans, and senior unsecured notes in connection with the purchase from Rockwell of the equity interest in Reliance.

Term and Revolving Credit Loans

Interest on the $950.0 million term loan is due periodically based upon a variable adjusted London Inter-Bank Offered Rate (“LIBOR Rate”). Quarterly principal payments of $2.4 million are due beginning April 30, 2007, and continue through January 31, 2013, at which date the subsequent quarterly principal payments increase to $223.3 million through the loan due date of January 31, 2014.

Additional principal payments may be due based upon a prescribed annual excess cash flow calculation until such time as a prescribed total leverage ratio is achieved. Additional principal payments may also be due based upon the net available proceeds from the disposition of assets, a casualty event, an equity issuance or incurrence of additional debt.

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires that the Company maintain a fixed charges ratio. These restrictions and ratios were all met as of March 31, 2007.

The revolving credit commitment agreement provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. There were no outstanding revolving credit borrowings or swingline loans at March 31, 2007. A commitment fee is due quarterly at the annual rate of 0.5% on the unused amount of the revolving credit commitment. At March 31, 2007, $2.3 million of letters of credit were issued to secure the Industrial Development Bonds and for other purposes which reduces the aggregate letter of credit and revolving credit commitments. Letter of credit participation fees based upon an adjusted LIBOR Rate per annum (2.25% at March 31, 2007) and fronting fees of 0.125% per annum are due quarterly based upon the aggregate amount of the letters of credit issued.

The loans are collateralized by substantially all of the Company’s assets.

Senior Unsecured Notes

The fixed interest rate notes are general unsecured obligations of the Company, subordinated to the term and revolving credit loans described above and mature on February 15, 2017. Interest is payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2007.

At any time prior to February 15, 2010, the Company may redeem up to 35.0% of the aggregate principal amount of the notes at a redemption price of 108.625% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings with certain restrictions. At any time prior to February 15, 2012, the Company may redeem all or a part of the notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the applicable premium as defined in the agreement as of the date of redemption, plus (iii) accrued and unpaid interest to the redemption date. On or after February 15, 2012, the Company may redeem all or a part of the notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the notes redeemed to the applicable redemption date.

Year	Percentage
2012	104.313%
2013	102.875%
2014	101.438%
2015 and thereafter	100.000%

The indenture agreement contains certain restrictions and requirements including restrictions and requirements regarding mergers, consolidation or sale of assets, certain payments, the incurrence of indebtedness and liens, and issuance of preferred stock, and note holder options if a change of control occurs. These notes are also subject to the term and revolving credit loans maximum total leverage and fixed charges ratios.

NOTE E – Commitments and Contingencies

The Company is subject to a number of legal actions arising in the ordinary course of business. The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects that the ultimate resolution of these actions will not materially affect the Company’s financial position, results of operations, or cash flows.

Prior to the acquisition of Reliance, Rockwell determined that actions by a small number of employees at certain of Reliance’s operations in one jurisdiction may have violated the Foreign Corrupt Practices Act (“FCPA”) or other applicable laws. Reliance does business in this jurisdiction with government owned enterprises or government owned enterprises that are evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Special outside counsel has been engaged by Rockwell to investigate the actions. Their review is ongoing. Rockwell voluntarily disclosed these actions to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) beginning in September 2006. Rockwell has agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues. If violations of the FCPA occurred, Rockwell and Reliance may be subject to consequences that could include fines, penalties, other costs and business-related impacts. Rockwell and Reliance could also face similar consequences from local authorities. The Company has been indemnified by Rockwell against government penalties arising from these potential violations. This indemnification covers only penalties and may not cover expenses incurred by the Company for future compliance.

Prior to the Company’s acquisition of Reliance, potential violations of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”) were identified. Reliance voluntarily disclosed these potential violations to the U.S. Office of Defense Trade Controls Compliance. The potential violations involved exports without proper license from the U.S. Department of State of certain vessel motors that were built to U.S. Navy specifications. Based on an initial review, the exports primarily were made to Canada and Australia and small quantities also were exported to the United Kingdom and the Federal Republic of Germany. The investigation into the potential violations is still in its early stages. Reliance has notified the U.S. Office of Defense Trade Controls Compliance that it has established a procedure to ensure that it seeks State Department licenses for future exports of vessel motors that have been adapted to meet U.S. Navy performance characteristics. It also has notified the U.S. Office of Defense Trade Controls Compliance that it has undertaken a review of its export compliance program to ensure that all ITAR requirements are met in the future. If violations of ITAR occurred, the Company may be subject to consequences that could include fines, penalties, other costs, loss of ability to do business with the U.S. government and other business-related impacts. However, such fines, penalties or costs, if any, are not expected to have a material impact on the Company’s financial position.

NOTE F – Pension Plan and Other Postretirement Benefits

Effective January 31, 2007, the Company acquired Reliance from Rockwell. Substantially all union employees of Reliance were covered by defined benefit pension plans and postretirement benefit plans. The Company assumed past liabilities amounting to approximately $51.4 million for current and former employees under certain pension and postretirement plans. Net periodic pension and other postretirement benefit costs include the following components for the three-month period ended March 31, 2007.

Pension Benefits
Three Months Ended
(in thousands)	Mar 31, 2007
Service cost	$106
Interest cost	—
Expected return on assets	—
Amortization of prior service cost	—
Amortization of net loss	—

Net periodic benefit cost	$106

Other Postretirement Benefits
Three Months Ended
(in thousands)	Mar 31, 2007
Service cost	$51
Interest cost	736
Expected return on assets	—
Amortization of prior service cost	—
Amortization of net loss	—

Net periodic benefit cost	$787

The Company currently expects to make no contributions to the pension plans and $4.4 million to the postretirement benefit plan in 2007. For the three months ended March 31, 2007, there were no contributions to the pension plans and $800,000 has been contributed to the postretirement plan.

NOTE G – Stock Plans

In 2006 the Company’s shareholders approved the 2006 Equity Incentive Plan. This 2006 Plan authorizes the Company’s Board of Directors to grant: (1) stock appreciation rights, (b) restricted stock, (c) performance awards, (d) incentive stock options, (e) nonqualified stock options, and (f) stock units. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled and no further awards will be granted from those plans. The 2006 Plan is the only Plan under which awards can now be granted. A summary of the Company’s stock plans and summary details about each Plan as of March 31, 2007, follows.

Plan	Shares Authorized	Current Plan Status	Typical Grant Life
1990	501,600	Cancelled; except for options outstanding	6 years
1994	4,000,000	Cancelled; except for options outstanding	10 years
1996	200,000	Expired; except for options outstanding	10 years
2001	200,000	Cancelled; except for options outstanding	10 years
2006	3,000,000	Active	10 years

1990 Plan: Only non-qualified options were granted from this Plan. Options vest and become 50% exercisable at the end of one year and 100% exercisable at the end of two years.

1994 Plans: Incentive stock options vest and become fully exercisable with continued employment of six months for officers and three years for non-officers. Restrictions on non-qualified stock options normally lapse after a period of five years or earlier under certain circumstances. All outstanding non-qualified stock options granted under these plans are currently exercisable.

1996 and 2001 Plans: Each non-employee director was granted an annual grant consisting of non-qualified stock options to purchase: (1) 3,240 shares at a price equal to the market value at date of grant, and (2) 2,160 shares at a price equal to 50% of the market value at date of grant. These options immediately vested and became exercisable on the date of grant.

2006 Plan: Awards granted under the 2006 Plan included: incentive stock options, non-qualified stock options, and non-vested stock units. Non-vested stock units were awarded with no exercise price. Other awards permitted under this Plan include stock appreciation rights, restricted stock, and performance awards; however, no such awards have been granted.

The purpose of granting stock options and non-vested stock units is to encourage ownership in the Company. This provides an incentive for the participants to contribute to the success of the Company and align the interests of the participants with the interests of the shareholders of the Company.

A summary of option activity under the Plans during the three-month period ended March 31, 2007, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Three months ended March 31, 2007
Outstanding at December 30, 2006	2,003,976	$23.89
Granted	349,691	39.31
Exercised	(125,931)	19.82
Expired	(17,970)	29.35
Cancelled	—	—
Forfeited	—	—

Outstanding at March 31, 2007	2,209,766	26.52

Vested or expected to vest at March 31, 2007	2,151,892	26.44	6.7 years	$24,841
Exercisable at March 31, 2007	1,315,365	22.45	5.4 years	$20,111

The weighted-average grant-date fair value of options granted was $11.69 in the first quarter of 2007 and $7.71 in the first quarter of 2006. The total intrinsic value of options exercised was $2.3 million during the first quarter of 2007 and $4.8 million during the first quarter of 2006. The total fair value of options vested during the first quarter was $119,000 in 2007 and $61,000 in 2006.

As of March 31, 2007, there was $4.1 million of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

A summary of non-vested stock unit activity under the Plans during the three-month period ended March 31, 2007, is presented below:

	Three Months Ended
	Mar 31, 2007
Non-vested Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	59,119	$32.42
Granted	45,348	38.04
Vested	—	—
Cancelled	(1,579)	33.23
Forfeited	—	—

Non-vested at end of period	102,888	34.86

No stock units vested during the first quarter of 2007.

As of March 31, 2007, there was $2.6 million of total unrecognized compensation cost related to non-vested stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ applicable vesting periods. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; (3) dividend yields are based on the Company’s dividend yield published in the Wall Street Journal on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding and is estimated based on historical experience. Assumptions used in the fair-value valuation are periodically monitored and adjusted to reflect current developments. Listed in the table below are the weighted-average assumptions and the weighted-average remaining contractual life for those options granted in the period indicated.

	Three Months Ended
	Mar 31, 2007	Apr 1, 2006
Volatility	23.9%	24.2%
Risk-free interest rates	5.2%	4.5%
Dividend yields	1.7%	2.2%
Expected option life	6.5 years	6.5 years
Remaining contractual life	9.9 years	9.9 years

NOTE H – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS):

	Three Months Ended
(in thousands, except per share data)	Mar 31, 2007	Apr 1, 2006
Numerator:
Net earnings	$20,869	$11,367

Denominator Reconciliation:
Weighted-average shares – basic	41,093	33,115
Effect of dilutive securities – stock options and non-vested stock units	485	512

Weighted-average shares – diluted	41,578	33,627

Earnings per common share – basic	$0.51	$0.34
Earnings per common share – diluted	$0.50	$0.34

The total number of anti-dilutive securities excluded from the above calculations was 347,578 at March 31, 2007, and there were no anti-dilutive securities excluded from the above calculations at April 1, 2006.

NOTE I – Consolidating Financial Statements (unaudited)

The senior unsecured notes, issued by the Company in January 2007, with an aggregate principal amount of $550.0 million have been fully and unconditionally guaranteed by all of the Company’s wholly-owned domestic subsidiaries. As a result of these guarantee arrangements, the Company is required to present condensed consolidating financial information.

The following tables as of and for the three months ended March 31, 2007, present condensed consolidating financial information for (a) Baldor Electric Company, which is the issuer and parent company, (b) the guarantor subsidiaries, and (c) the nonguarantor subsidiaries.

Condensed Consolidating Statements of Earnings

(unaudited)

(in thousands)	Three Months Ended Mar 31, 2007
	Issuer/ Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$206,443	$170,992	$37,240	$(18,981)	$395,694
Cost of goods sold	153,599	119,105	29,409	(18,981)	283,132

Gross Profit	52,844	51,887	7,831	—	112,562
Selling and administrative expenses	31,200	23,977	5,144	—	60,321

Operating Profit	21,644	27,910	2,687	—	52,241
Other income, net	311	372	214	—	897
Interest expense	20,285	149	94	—	20,528
Equity in net earnings of subsidiaries	19,832	—	—	(19,832)	—

Earnings before Income Taxes	21,502	28,133	2,807	(19,832)	32,610
Provision for income taxes	633	10,646	462	—	11,741

NET EARNINGS	$20,869	$17,487	$2,345	$(19,832)	$20,869

Condensed Consolidating Balance Sheet

(unaudited)

(table data in thousands)	Mar 31, 2007
	Issuer/ Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$25,187	$10,835	$13,811	$—	$49,833
Accounts receivable, less allowances for doubtful accounts	120,274	136,663	47,970	(11,364)	293,543
Inventories:
Finished products	74,782	77,716	21,692	—	174,190
Work in process	16,150	39,811	3,752	—	59,713
Raw materials	63,478	60,867	17,214	—	141,559

	154,410	178,394	42,658	—	375,462
LIFO valuation adjustment	(44,254)	—	—	—	(44,254)

	110,156	178,394	42,658	—	331,208
Prepaid expenses	2,672	5,808	1,322	—	9,802
Other current assets	41,368	9,702	1,945	—	53,015

TOTAL CURRENT ASSETS	299,657	341,402	107,706	(11,364)	737,401
Property, Plant and Equipment
Land and improvements	6,852	6,635	2	—	13,489
Buildings and improvements	57,349	53,750	4,318	—	115,417
Machinery and equipment	337,100	198,206	16,572	—	551,878
Allowances for depreciation and amortization	(255,780)	(6,224)	(10,061)	—	(272,065)

NET PROPERTY, PLANT AND EQUIPMENT	145,521	252,367	10,831	179	408,719
Other Assets
Goodwill	63,043	982,140	43	—	1,045,226
Intangible assets, net of amortization	—	681,928	—	—	681,928
Other	1,913,238	2,229	(6,914)	(1,865,892)	42,661

TOTAL ASSETS	$2,421,459	$2,260,066	$111,666	$(1,877,256)	$2,915,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$49,410	$69,557	$19,796	$(11,364)	$127,399
Employee compensation	7,911	11,173	953	—	20,037
Profit sharing	212	3,920	108	—	4,240
Accrued warranty costs	5,541	3,156	392	—	9,089
Accrued insurance obligations	9,360	8,966	—	—	18,326
Other accrued expenses	17,595	28,231	8,474	(7)	54,293
Income taxes payable	1,218	11,723	301	—	13,242
Current maturities of long-term obligations	9,500	(1,500)	1,500	—	9,500

TOTAL CURRENT LIABILITIES	100,747	135,226	31,524	(11,371)	256,126
Long-term obligations	1,492,525	—	—	—	1,492,525
Other liabilities	32,325	40,472	(178)	(723)	71,896
Deferred income taxes	43,850	299,755	(229)	—	343,376
Shareholders’ Equity
Common stock, $0.10 par value, issued	5,490	—	64,362	(64,362)	5,490
Additional paid-in capital	521,022	1,765,918	2,710	(1,768,628)	521,022
Retained earnings	416,472	18,325	12,640	(30,965)	416,472
Accumulated other comprehensive income (loss)	313	370	837	(1,207)	313
Treasury stock, at cost:	(191,285)	—	—	—	(191,285)

TOTAL SHAREHOLDERS’ EQUITY	752,012	1,784,613	80,549	(1,865,162)	752,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,421,459	$2,260,066	$111,666	$(1,877,256)	$2,915,935

Condensed Consolidating Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended Mar 31, 2007
	Issuer/ Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Net earnings	$20,869	$17,487	$2,345	$(19,832)	$20,869
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on sales of marketable securities	(32)	—	—	—	(32)
(Gains) losses on sales of assets	(4)	—	—	—	(4)
Depreciation	4,323	6,226	378	—	10,927
Amortization	1,068	3,801	—	—	4,869
Allowance for doubtful accounts receivable provision	(93)	326	(116)	—	117
Deferred income taxes	(4,989)	—	(182)	—	(5,171)
Share-based compensation expense	560	119	—	—	679
Equity in net earnings of subsidiaries	(19,832)	—	—	19,832	—
Cash provided (used) by changes in operating assets and liabilities:
Receivables	(11,464)	(16,425)	(1,389)	340	(28,938)
Inventories	(7,509)	630	(1,939)	—	(8,818)
Other current assets	3,311	(507)	(291)	—	2,513
Accounts payable	10,208	17,820	1,901	(340)	29,589
Accrued expenses and other liabilities	(7,283)	3,971	(1,085)	—	(4,397)
Income tax payable / recoverable	5,510	10,647	1,064	—	17,221
Other assets, net	28,361	(30,224)	3,214	—	1,351

Net cash provided by operating activities	23,004	13,871	3,900	—	40,775

Investing activities:
Property, plant and equipment additions	(6,009)	(2,370)	(360)	—	(8,739)
Property, plant and equipment sold	6	—	—	—	6
Marketable securities sold	23,034	—	—	—	23,034
Acquisitions (net of cash acquired)	(1,770,712)	(666)	6,510	—	(1,764,868)

Net cash (used in) provided by investing activities	(1,753,681)	(3,036)	6,150	—	(1,750,567)

Financing activities:
Additional long-term obligations	1,550,000	—	—	—	1,550,000
Reduction of long-term obligations	(145,000)	—	—	—	(145,000)
Debt issuance costs	(30,261)	—	—	—	(30,261)
Proceeds from common stock issued, net of issuance costs	379,857	—	—	—	379,857
Dividends paid	(7,778)	—	—	—	(7,778)
Proceeds from exercise of stock options	1,906	—	—	—	1,906
Excess tax benefits on share-based payments	319	—	—	—	319
Net decrease in bank overdrafts	(2,155)	—	—	—	(2,155)

Net cash provided by (used in) financing activities	1,746,888	—	—	—	1,746,888

Net increase in cash and cash equivalents	16,211	10,835	10,050	—	37,096
Beginning cash and cash equivalents	8,976	—	3,761	—	12,737

Ending cash and cash equivalents	$25,187	$10,835	$13,811	$—	$49,833

NOTE J – Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company is required to adopt FAS 157 for fiscal year 2008 and management is currently evaluating what impact, if any, FAS 157 will have on the financial results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Baldor is a leading manufacturer of industrial electric motors, drives, generators, mounted bearings, gearing, and other power transmission components, currently supplying over 9,500 customers in more than 160 industries. We sell our products to a diverse customer base consisting of original equipment manufacturers and distributors serving markets in the United States and throughout the world. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive total cost of ownership, which takes into account initial product cost, product life, maintenance costs and energy consumption.

On January 31, 2007, Baldor completed the acquisition of all of the equity of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors, mounted bearings, gearing, and other power transmission components. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.82 billion, consisting of $1.75 billion in cash and 1.59 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006. The cash portion of the purchase price was funded with proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, proceeds from the issuance of $550.0 million principal amount of 8.625% senior notes due 2017, and borrowings of $1.00 billion under a new $1.20 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Proceeds of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

Our financial performance is driven by industrial spending and the strength of the economies in which we sell our products generally, and is also influenced by:

•	Investments in manufacturing capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	Our customers’ needs for greater variety, timely delivery, and higher quality at a competitive cost; and

•	Our large installed base, which creates a significant replacement demand.

We are not dependent on any one industry or customer for our financial performance, with no single customer representing more than 10% of our net sales for the quarters ended March 31, 2007, and April 1, 2006. For the quarters ended March 31, 2007, and April 1, 2006, approximately 52% of our domestic net sales were generated through distributors and represented primarily sales of replacement products. Domestic sales to OEMs were approximately 48% for the same periods. OEMs primarily use our products in new installations. This expands our installed base and leads to replacement product sales by distributors in the future.

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

Industry Trends

The demand for products in the industrial electric motor, generator, and power transmission industries is closely tied to growth trends in the economy and levels of industrial activity and capital investment. We believe that specific drivers of demand for our products include process automation, efforts in energy conservation and productivity improvement, regulatory and safety requirements, new technologies and replacement of worn parts. Our products are typically critical parts of customers’ end-applications, and the end user’s cost associated with their failure is high. Consequently, we believe that end users of our products base their purchasing decisions on quality, reliability and availability as well as customer service, rather than the price alone. We believe key success factors in our industry include strong reputation and brand preference, good customer service and technical support, product availability, and a strong distribution network.

Results of Operations

Total sales for the quarter increased 105.8% to $395.7 million, compared to $192.3 million in the first quarter of 2006. First quarter 2007 sales included $181.7 million related to the inclusion of Reliance results of operations beginning February 1, 2007. Sales of industrial electric motor products grew 59.2% for the quarter as compared to first quarter 2006. Sales of Super-E® high-

efficiency motors grew 43.0% over first quarter 2006. As our industrial customers continue to focus on reducing energy costs, demand for our Super-E high-efficiency motors continues to grow. Industrial electric motors comprised 62.4% of total product sales for the quarter compared to 80.7% for the first quarter of 2006. During first quarter 2007, sales of generator products increased 24.6% from first quarter 2006 and comprised 2.8% of total product sales for the current quarter compared to 4.7% for the same period last year. We continue to increase our presence in the industrial generator markets. Sales of drives and motion control products increased 11.1% and accounted for 7.9% of total product sales compared to 14.6% in first quarter 2006. Motors, drives and generator products each declined as a percentage of total product sales in first quarter 2007 due to the addition of mounted bearings, gearing, and power transmission component product sales added with the acquisition of Reliance beginning February 1, 2007. Mounted bearings, gearing, and other power transmission component products accounted for approximately 26.8% of total product sales for the first quarter of 2007.

Gross margin was 28.4% in first quarter 2007 compared to 27.4% in first quarter 2006. Our continued focus on product design improvements, along with a modest price increase on our products, helped to offset higher raw materials prices compared to first quarter 2006. These initiatives, along with increased sales volume, resulted in improved gross margin for the quarter. Included in first quarter 2007 cost of sales is $1.7 million expense related to in-process research and development costs and backlog related to the acquisition of Reliance.

Operating margin improved to 13.2% from 10.0% in first quarter 2006. Continued leverage of selling and administrative costs contributed to the improved operating margin.

Interest expense increased $19.3 million over first quarter 2006 as a result of additional outstanding borrowings related to the acquisition of Reliance.

Pre-tax earnings of $32.6 million for the quarter were up 81.0% compared to first quarter 2006 earnings of $18.0 million.

Net earnings of $20.9 million for the quarter were up 83.6% from first quarter 2006 earnings of $11.4 million. Diluted earnings per common share grew by 47.1% to $0.50 compared to $0.34 in first quarter 2006. The tax rate for first quarter 2007 was 36.0% compared to 37.0% in the same period last year. The average number of diluted outstanding shares was 41,577,615 for the first quarter of 2007 compared to 33,627,425 for first quarter 2006. The increase in outstanding shares was primarily attributable to shares issued as part of the funding of the acquisition of Reliance on January 31, 2007.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources: Working capital amounted to $481.3 million at March 31, 2007, a 126.4% increase from $212.6 million at December 30, 2006. The $268.7 million increase was due to the addition of assets acquired and liabilities assumed in the acquisition of Reliance along with normal fluctuations related to increased sales in the first quarter of 2007. The ratio of current assets to current liabilities was 2.9:1 at March 31, 2007, compared to 3.3:1 at year-end 2006.

Liquidity was supported by cash flows from operations of $40.8 million in the first quarter of 2007 as compared to $8.9 million in the first quarter of 2006. Operating cash flows increased primarily due to the inclusion of Reliance results of operations beginning February 1, 2007, and normal fluctuations in operating assets and liabilities related to overall results of operations.

In first quarter 2007 we utilized cash flows from operations to fund property, plant and equipment additions of $8.7 million and pay dividends of $7.8 million to our shareholders. Net cash used in nvesting activities was $1.75 billion in first quarter 2007 compared to $5.1 million provided in first quarter 2006. The change was primarily related to the $1.76 billion (net of cash acquired) used to acquire Reliance on January 31, 2007. The acquisition was funded with proceeds from the issuance of Baldor common stock to the market and new debt. Accordingly, net cash provided by financing activities was $1.75 billion in first quarter 2007 compared to the $3.8 million used in first quarter 2006.

Total outstanding long-term debt was $1.50 billion at March 31, 2007, compared to $97.0 million at December 30, 2006. In conjunction with our acquisition of Reliance on January 31, 2007, we borrowed a total of $1.55 billion under our senior secured credit facility and senior notes. A portion of the proceeds from new borrowings were utilized to repay $95.0 million of long-term debt that existed at December 30, 2006. During the first quarter of 2007, we repaid $50.0 million of the new debt. Approximately $46.5 million of the repayment was provided by proceeds from the issuance of 1,430,882 shares of the Company’s common stock resulting from the exercise of an over-allotment option related to the common stock issued in funding the acquisition of Reliance.

Contractual obligations related to the above long-term debt, including scheduled principal reductions and interest, are: $127.8 million due in less than 1 year; $253.5 million due in one to three years; $250.8 million due in three to five years; and $1.79 billion due in more than five years.

Our principal sources of liquidity are operating cash flows and a $200.0 million revolver portion of our senior secured credit facility. Accordingly, we are dependent, in part, on continued demand for our products as well as collectability of receivables from our customers. Our broad base of customers, industries and geographic areas served, as well as our favorable position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on our sales or collectability of receivables. We expect that ongoing requirements for debt service, operations, capital expenditures and dividends will be funded from these sources.

Dividend Policy: Dividends paid to shareholders amounted to $0.17 per common share in the first quarter of 2007 compared to $0.16 per common share in first quarter 2006. The objective is for shareholders to receive dividends while also participating in Baldor’s growth. Terms of our credit agreement and indenture related to financing the acquisition of Reliance limit our ability to increase dividends in the future.

Market Risk: Due to the significant increase in variable rate debt related to the acquisition of Reliance, our interest rate risk has increased. Our $1.2 billion senior secured credit facility (the “Facility”) bears interest at a variable rate based upon a margin above the London Inter-Bank Offered Rate (“LIBOR Rate”). We utilize interest rate hedges to manage our future exposure to increased interest rates on a portion of our variable rate debt.

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

Revenue Recognition: Products are sold to our customers FOB shipping point. Title passes to the customer when the product is shipped. Accordingly, revenue is recognized when the product is shipped. Baldor has no further obligations associated with the product sale that would impact revenue recognition after the product is shipped.

Allowance for Doubtful Accounts: Allowances for doubtful accounts are based on customer-specific analysis, current assessments of past due balances and economic conditions, and historical experience. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than anticipated, or for customer-specific circumstances, such as financial difficulty.

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

Acquisitions: We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development and backlog are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, the significant items, we typically obtain assistance from third party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use relief from royalty and income methods. This method starts with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Goodwill and Indefinite Lived Intangibles: Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross margin, operating expenses, interest, capital expenditures, cash flow, and market assumptions are inherent in these estimates. Use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate which could ultimately result in the recognition of impairment charges in the financial statements. We utilize various assumption scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it would negatively impact our results of operations and financial position. We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant an additional analysis. At March 31, 2007, goodwill amounted to $1.05 billion, including $982.0 million related to the acquisition of Reliance.

Share-Based Compensation: The Company has certain share-based compensation plans, which are described more fully herein under NOTE G - Stock Plans. Compensation expense is recognized using the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123(R), “Share-Based Payments”.

FAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The fair value of the options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; (3) dividend yields are based on Baldor’s dividend yield published in the Wall Street Journal on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding and is estimated based on historical experience. Assumptions used in the fair-value valuation are periodically monitored and adjusted to reflect current developments.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company is required to adopt FAS 157 for fiscal year 2008 and management is currently evaluating what impact, if any, FAS 157 will have on the financial results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to Baldor’s operations result primarily from changes in commodity prices, interest rates, concentrations of credit, and foreign exchange rates. To help maintain stable pricing for customers, the Company into various commodity hedging transactions. To manage interest rate risk on variable rate outstanding debt, the Company enters into various interest rate swap hedging transactions.

Baldor is a purchaser of certain commodities, including copper and aluminum, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation.

Baldor’s interest rate risk is primarily related to long-term debt. As a result of the acquisition of Reliance, the Company has a $1.20 billion senior secured credit facility which bears interest at a variable rate. Additionally, the Company’s long-term obligations include senior notes totalling $550.0 million which bear interest at a fixed rate of 8.625%. The Company utilizes various interest rate hedge instruments to manage its future exposure to interest rate risk on a portion of variable rate outstanding long-term obligations. Critical terms (notional amount, interest reset dates, and underlying index) of the hedge instruments coincide with those of the credit facility. Consequently, the hedges are expected to offset changes in the expected cash flows due to fluctuations in the interest rate over the term of the hedge instrument. Details regarding the instruments, as of March 31, 2007, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)

Swap	$250.0 million	April 30, 2012	5.12%	LIBOR	$(2.39) million

Collar	$100.0 million	April 30, 2012	LIBOR	LIBOR – Floor 4.29%; Cap 6.50%	$(0.70) million

(1)	LIBOR is determined each reset date based on London and New York business days.
Floating rates used in instruments are matched exactly to floating rate in credit agreement.
(2)	Fair value is an amount, estimated by BNP Paribas, that the Company would have paid at March 30, 2007, to terminate the agreement.

Based on the outstanding balance of the senior secured credit facility at March 31, 2007, and the Company’s interest rate hedges at March 31, 2007, a 1.0% movement in interest rates would impact interest expense $6.0 million annually.

Baldor’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables, and investment securities. Cash equivalents are in high-quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of customers’ financial conditions and generally does not require collateral. No single customer represents more than 10% of net accounts receivable. Foreign affiliates generally conduct business in their respective local currencies which minimizes exposure to foreign currency risk. The Company continues to monitor the effects of foreign currency exchange rates and will utilize foreign currency hedges where appropriate.

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

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007, certain information included in the Company’s consolidated financial statements for the quarter ended March 31, 2007 was obtained from accounting and information systems utilized by Reliance that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. Additionally, there have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, these controls.

Item 4T. Controls and Procedures

Not applicable.

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

We rely on independent distributors and the loss of these distributors would adversely affect our business. In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We are supported by an extensive distribution network, with over 10,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamics in our industry. Industrial distributors play a significant role in determining which of our products are stocked, and therefore are readily accessible to end-users, and the price at which our products are sold. During each of the quarters ended March 31, 2007, and April 1, 2006, the portion of domestic net sales generated through distributors amounted to approximately 52%. Almost all of the distributors with whom we transact business also offer products and services of our competitors to our customers. In addition, the distribution agreements we have are typically not exclusive and are cancelable by the distributor after a short notice period. The impairment of our relationship with our distributors, the loss of a substantial number of these distributors, or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

Our future results may be affected by various legal and regulatory proceedings. From time to time we are party to legal and regulatory proceedings in the normal course of business. We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. The outcome of legal proceedings could differ from our expectations since the outcomes of litigation, including regulatory matters, and our ability to collect from our insurers or on indemnities from third parties, are sometimes difficult to predict. As a result, we could be required to change current estimates of liabilities as litigation matters develop. Changes in these estimates or changes in our business as a result of legal and regulatory proceedings could have an adverse effect on our results of operations.

Our total assets include goodwill and indefinite lived intangibles. If we determine that goodwill or indefinite lived intangibles have become impaired in the future, net income could be adversely affected. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. At March 31, 2007, goodwill totaled $1.0 billion and indefinite lived intangibles totaled $360.0 million. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write down or impairment of goodwill and indefinite lived intangibles could have a material adverse effect on our financial results.

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

Unplanned repairs or equipment outages could interrupt production and reduce income or cash flow. Unplanned repairs or equipment outages, including those due to natural disasters, could result in the disruption of our manufacturing process. Any interruption in our manufacturing process would interrupt our production of products, reduce our income and cash flow, and could result in a material adverse effect on our business.

Our failure to attract and retain qualified personnel could lead to a loss of revenue or profitability. Our success depends in part on the efforts and abilities of our senior management team and key employees. Their skills, experience, and industry contacts significantly benefit our operations and administration. The failure to attract and retain members of our senior management team and key employees could have a negative effect on our operating results.

Our operations are highly dependent on information technology infrastructure and failures could significantly affect our business. We depend heavily on our information technology infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture, and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.

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

We may not be able to integrate Reliance effectively. On January 31, 2007, we completed the acquisition of Reliance Rockwell. Even though we have acquired businesses in the past, this acquisition constitutes the largest acquisition we have ever undertaken and, although Rockwell has agreed to provide various services to us during a transition period, the magnitude of the acquisition will present significant integration challenges and costs to us. Realization of the benefits of the acquisition will require the integration of some or all of the sales and marketing, distribution, manufacturing, engineering, finance, information technology systems and administrative operations of Reliance with Baldor. The successful integration will require substantial attention from our senior management, which may decrease the time they devote to normal and customary operating, selling and administrative functions. If we cannot successfully integrate Reliance within a reasonable time frame, we may not be able to realize the potential benefits anticipated from the acquisition. Our financial condition, results of operations, and cash flows could be materially and adversely affected if we do not successfully integrate Reliance.

Furthermore, even if we are able to integrate successfully the operations of Reliance, we may not be able to realize the cost savings, synergies and revenue enhancements that we anticipate, either in the amount or within the time frame that we expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including the following:

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

We may encounter additional risks in integrating Reliance. Other risks associated with the acquisition include:

•

Rockwell has recently disclosed potential violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) in connection with certain of Reliance’s foreign operations. We have been indemnified by Rockwell against government penalties arising from these potential violations, but this indemnification only covers penalties and may not cover all expenses incurred by us for future compliance and there can be no assurance that Rockwell will be able to pay on the indemnity at the time we make a claim against the indemnity. Our foreign operations may be adversely affected by the change in business practices made necessary by the FCPA.

•	In addition, prior to our acquisition of Reliance potential violations by Reliance of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”) were found.

•

Reliance has been named as a potentially responsible party at environmental clean-up sites, and may be so named in the future as well and the costs associated with these current and future sites may be significant. We have been indemnified by Rockwell against environmental liabilities relating to certain properties that had been formerly owned or operated by Reliance but this indemnification is subject to limitations and there can be no assurance that Rockwell will be able to pay on the indemnity at the time we make a claim against the indemnity.

•

As part of the acquisition, we assumed liability for retiree healthcare obligations with respect to active and retired employees covered by collective bargaining agreements and certain other active employees. The actual cost of funding such obligation is subject to unpredictable healthcare cost inflation. In addition, we will establish certain defined benefit plans similar to those of Rockwell to cover some of the employees of Reliance. The additional costs associated with these and other benefits could have an adverse effect on our financial condition.

•

We substantially increased our leverage to finance the acquisition of Reliance. The increased indebtedness, under a new senior secured credit facility and a new senior note agreement, may reduce our flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs because we will require additional funds to service our indebtedness. In addition, financial and other covenants related to the financing will limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our failure to comply with these covenants could result in an event of default that, if not waived or cured, could result in the acceleration of all our indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended March 31, 2007, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
Dec 31, 2006 – Jan 27, 2007	35,851	$33.75	—	1,451,623
Month #2
Jan 28, 2007 – Feb 24, 2007	3,285	$36.94	—	1,451,623
Month #3
Feb 25, 2007 – Mar 31, 2007	2,971	$38.21	—	1,451,623

Total	42,107	$34.32	—	1,451,623

(1)	Includes only shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During first quarter 2007, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in Reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

a.	See Exhibit Index

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY (Registrant)

Date: May 15, 2007	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
President, Chief Operating Officer, and Secretary (on behalf of the Registrant)

Date: May 15, 2007	By:	/s/ George E. Moschner
George E. Moschner
Chief Financial Officer (principal financial officer)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.	Description
4(i).1	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).2	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).3	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).4	Form of 8 5/8% Senior Note due 2017 (incorporated by reference to Exhibit 4(i).1).

10(i).1	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

10(i).1.1	Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007, filed as Exhibit 10(i).2.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2007, and incorporated herein by reference.

10(i).2	Registration Rights Agreement between the Company and Rockwell Automation of Ohio, Inc. dated January 31, 2007, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

10(iii).1	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors and the Company’s Board of Directors on January 20, 2007, and filed as Exhibit 10(iii).6 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2007, and incorporated herein by reference.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CertificationsPursuant to Section 906 of the Sarbanes-Oxley Act of 2002.