Form 10-Q
period 2007-06-30
BALDOR ELECTRIC CO
filed 2007-08-09
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At June 30, 2007, there were 45,866,703 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)				Jun 30, 2007	Dec 30, 2006
ASSETS
Current Assets
Cash and cash equivalents				$82,700	$12,737
Marketable securities				—	23,035
Accounts receivable, less allowance for doubtful accounts of $5,934 at June 30, 2007 and $1,744 at December 30, 2006				279,669	118,302
Inventories:
Finished products				175,363	76,793
Work in process				55,799	14,888
Raw materials				140,157	68,836

				371,319	160,517
LIFO valuation adjustment				(43,632)	(44,230)

				327,687	116,287
Prepaid expenses				8,754	3,836
Other current assets				67,684	29,950

TOTAL CURRENT ASSETS				766,494	304,147
Property, Plant and Equipment
Land and improvements				13,488	6,852
Buildings and improvements				123,044	62,555
Machinery and equipment				551,769	335,110
Allowances for depreciation and amortization				(284,715)	(257,207)

NET PROPERTY, PLANT AND EQUIPMENT				403,586	147,310
Other Assets
Goodwill				1,028,620	63,043
Intangible assets, net of amortization				678,819	—
Other				42,741	9,482

TOTAL ASSETS				$2,920,260	$523,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable				$114,711	$43,884
Employee compensation				24,247	8,130
Profit sharing				9,012	10,050
Accrued warranty costs				9,217	5,566
Accrued insurance obligations				16,442	6,193
Dividends payable				—	5,501
Accrued interest expense				31,118	262
Other accrued expenses				61,997	11,974
Income taxes payable				28,770	—
Current maturities of long-term obligations				8,750	—

TOTAL CURRENT LIABILITIES				304,264	91,560
Long-term obligations				1,418,275	97,025
Other liabilities				72,931	737
Deferred income taxes				344,541	29,831

		Jun 30, 2007	Dec 30, 2006
Shareholders’ Equity
Preferred stock, $0.10 par value
Authorized shares:	5,000,000
Issued and outstanding shares:	None
Common stock, $0.10 par value
Authorized shares:	150,000,000
Issued shares:		55,027,156	41,474,662	5,502	4,147
Outstanding shares:		45,866,703	32,377,637
Additional paid-in capital				525,990	88,067
Retained earnings				433,887	403,381
Accumulated other comprehensive income (loss)				7,151	(927)
	Treasury stock, at cost:	9,160,453	9,097,025	(192,281)	(189,839)

TOTAL SHAREHOLDERS’ EQUITY				780,249	304,829

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY				$2,920,260	$523,982

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
Net sales	$491,615	$205,607	$887,309	$397,921
Cost of goods sold	343,031	152,155	626,163	291,857

Gross Profit	148,584	53,452	261,146	106,064
Selling and administrative expenses	79,581	32,610	139,903	66,066

Operating Profit	69,003	20,842	121,243	39,998
Other income, net	773	260	1,670	379
Interest expense	(30,385)	(1,626)	(50,913)	(2,881)

Earnings before Income Taxes	39,391	19,476	72,000	37,496
Provision for income taxes	14,179	7,079	25,920	13,731

Net Earnings	$25,212	$12,397	$46,080	$23,765

Net earnings per common share – basic	$0.55	$0.38	$1.06	$0.73
Net earnings per common share – diluted	$0.54	$0.38	$1.04	$0.72

Weighted-average shares outstanding – basic	45,811	32,377	43,452	32,746
Weighted-average shares outstanding – diluted	46,566	32,796	44,110	33,127

Dividends declared and paid per common share	$0.17	$0.17	$0.34	$0.33

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

(table data in thousands)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2006	41,475	$4,147	$88,067	$403,381	$(927)	$(189,839)	$304,829
Comprehensive income
Net earnings				46,080			46,080
Other comprehensive income (loss)
Securities valuation adjustment (net of income tax benefits of $10,000)					(18)		(18)
Currency translation adjustments					3,898		3,898
Derivative unrealized gain adjustment (net of income taxes of $2,684,000)					4,198		4,198

Total other comprehensive income							8,078

Total comprehensive income							54,158
Stock option plans (net of 63,428 shares exchanged and $1,200,000 income tax benefit)	248	25	8,464			(2,442)	6,047
Cash dividends at $0.34 per share				(15,574)			(15,574)
Issuance of common stock (net of issuance costs of $18,793,000)	13,304	1,330	429,459				430,789

BALANCE AT JUNE 30, 2007	55,027	$5,502	$525,990	$433,887	$7,151	$(192,281)	$780,249

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(in thousands)	Jun 30, 2007	Jul 1, 2006
Operating activities:
Net earnings	$46,080	$23,765
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on sales of marketable securities	(32)	(3)
(Gains) losses on sales of assets	(62)	71
Depreciation	24,353	8,470
Amortization	10,342	1,087
Deferred income taxes	(13,144)	(3,557)
Share-based compensation expense	2,136	1,595
Cash provided (used) by changes in operating assets and liabilities:
Receivables	(27,478)	(22,008)
Inventories	(13,227)	(5,418)
Other current assets	6,954	6,355
Accounts payable	17,389	13,488
Accrued expenses and other liabilities	32,762	(12,752)
Income taxes payable	16,712	—
Other assets, net	9,239	2,417

Net cash provided by operating activities	112,024	13,510

Investing activities:
Property, plant and equipment purchased	(18,628)	(7,461)
Property, plant and equipment sales proceeds	2,898	3
Marketable securities purchased	—	(471)
Marketable securities sales proceeds	23,034	8,206
Acquisitions (net of cash acquired)	(1,764,868)	—
Divestitures	49,886	—

Net cash (used in) provided by investing activities	(1,707,678)	277

Financing activities:
Long-term obligation borrowings	1,550,000	30,000
Long-term obligation principal payments	(220,000)	(10,000)
Debt issuance costs	(30,519)	—
Proceeds from common stock issued, net of issuance costs	379,857	—
Dividends paid	(15,574)	(10,801)
Common stock repurchased	—	(38,464)
Proceeds from exercise of stock options	5,277	11,935
Excess tax benefits on share-based payments	1,200	1,736
Net decrease in bank overdrafts	(4,624)	—

Net cash provided by (used in) financing activities	1,665,617	(15,594)

Net increase (decrease) in cash and cash equivalents	69,963	(1,807)
Beginning cash and cash equivalents	12,737	11,474

Ending cash and cash equivalents	$82,700	$9,667

Noncash items:

—	Additional paid-in capital resulting from shares traded for option exercises amounted to $2,006 and $1,704 in the first six months of 2007 and 2006, respectively.
—	Inventory transferred to other assets for rental amounted to $0 and $1,025 in the first six months of 2007 and 2006, respectively.
—	Common stock valued at $50,932 was issued in conjunction with the acquisition of Reliance Electric (see NOTE B).

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2007

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring items and adjustments to record the preliminary purchase allocation described in NOTE B) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007, may not be indicative of the results that may be expected for the fiscal year ending December 29, 2007.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2007 will contain 52 weeks. Fiscal year 2006 contained 52 weeks.

Segment Reporting: The Company operates in one industry segment that markets, designs and manufactures industrial electric motors, drives, generators, mounted bearings, gearing, and other power transmission components, within the power transmission equipment industry.

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

Accounts Receivable: Trade receivables are recorded in the balance sheet at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer represents greater than 10% of net accounts receivable at June 30, 2007, or December 30, 2006.

Inventories: The Company uses the last-in, first-out (LIFO) method of valuing inventories held in the U.S. An actual valuation of inventory under the LIFO method is made only at year-end based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs which are subject to the final year-end LIFO inventory valuation. Inventories held at foreign locations are valued using the lower of the first-in, first-out method (FIFO) or market.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves are as follows:

	Six Months Ended
(in thousands)	Jun 30, 2007	Jul 1, 2006
Balance at beginning of period	$5,566	$5,584
Charges to costs and expenses	5,778	2,795
Amounts assumed in acquisition	3,480	—
Deductions	(5,607)	(2,723)

Balance at end of period	$9,217	$5,656

Comprehensive Income: Total comprehensive income, net of related income taxes, was $32.0 million and $18.8 million for the second quarter of 2007 and 2006, respectively, and was $54.2 million and $33.2 million for the first six months of 2007 and 2006, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended		Six Months Ended
(in thousands)	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
Net earnings	$25,212	$12,397	$46,080	$23,765
Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities:
Unrealized gains (losses) during period	—	(86)	—	(12)
Reclassification adjustment for (gains) losses included in net earnings	—	—	(18)	(2)
Net change in cash flow hedges	4,155	5,475	4,198	8,350
Foreign currency translation adjustment	2,683	1,003	3,898	1,076

Total other comprehensive income, net of income taxes	6,838	6,392	8,078	9,412

Total comprehensive income	$32,050	$18,789	$54,158	$33,177

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2007, and July 1, 2006, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of taxable income between domestic and international operations. The permanent differences primarily consist of the deduction for domestic production activities and nondeductible expenses.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent differences, statutory tax rates and tax planning opportunities. The impact of significant discrete items is separately recognized in the quarter in which they occur.

Effective January 1, 2007, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions a company has taken or expects to take on a tax return. As a result of the adoption of FIN 48, the Company determined no additional reserves for uncertain tax positions were required. The Company considered the provisions of FIN 48 in the preliminary purchase price allocation for Reliance Electric (see NOTE B) and recorded a gross liability of $802,000; $481,000 in taxes and $321,000 in interest and penalties. The uncertain tax positions relate to state tax filing positions taken prior to the acquisition of Reliance Electric. The Company recognizes interest and penalties related to uncertain tax positions as interest costs and selling and administrative costs, respectively. As of June 30, 2007, the Company has approximately $481,000 of gross unrecognized tax benefits and $329,000 of accrued interest and penalties related to uncertain tax positions. As of June 30, 2007, $8,000 of unrecognized tax benefits, including penalties and interest; if recognized, would affect the effective tax rate. Further, included in the balance at June 30, 2007, is $802,000 of uncertain tax positions, including interest and penalties, arising from business combinations that, if recognized, ultimately would be recorded as an adjustment to goodwill and would not affect the effective tax rate. The Company currently does not believe the unrecognized tax benefits will be significantly increased or decreased in the next 12 months. In addition, the ultimate outcome of the amounts recorded for uncertain tax positions cannot be presently determined. The tax years 2001-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Acquisitions: The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development and backlog are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, the Company typically obtains assistance from third party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, the Company typically uses the relief from royalty and income methods. These methods start with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset requires judgment because different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

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

NOTE B – Acquisition

On January 31, 2007, Baldor completed the acquisition of all of the equity of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors, mounted bearings, gearing, and other power transmission components. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.83 billion, consisting of $1.76 billion in cash and 1.58 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006. During the second quarter of 2007, the purchase price was adjusted by $8.62 million to reflect an adjustment of working capital acquired pursuant to the purchase agreement. The cash portion of the purchase price was funded with proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, proceeds from the issuance of $550.0 million of 8.625% senior notes due 2017, and borrowings of $1.00 billion under a new $1.20 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Proceeds of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

The purchase price allocation is preliminary, pending primarily the finalization of asset valuations and further analysis of tax contingencies. The excess of the purchase price over the estimated fair values is assigned to goodwill. Adjustments to the estimated fair values will be recorded upon receipt of necessary information, not to exceed one year from the date of acquisition. During the second quarter of 2007, goodwill was increased to reflect an adjustment to the purchase price due to a working capital adjustment. The following table summarizes the currently estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Current assets		$374,622
Property, plant and equipment		264,123
Intangible assets not subject to amortization – trade names		360,000
In process research and development and backlog		1,700

Intangible assets subject to amortization
(twenty-six year weighted-average useful life):
Customer relationships
(thirty year weighted-average useful life)	$292,000
Technology
(twelve year weighted-average useful life)	32,000	324,000

Other assets		3,243
Goodwill		987,938

Total assets acquired		2,315,626

Current liabilities		110,831
Other liabilities		77,667
Deferred income taxes		296,933

Total liabilities assumed		485,431

Net assets acquired		$1,830,195

In process research and development amounting to $1.0 million and backlog amounting to $0.7 million were expensed as of the acquisition date and included in cost of goods sold in the first quarter of 2007.

Included in current assets acquired are long-lived assets amounting to $10.4 million classified as held for sale, related to certain electric motor service centers. In June 2007, the Company sold these electric motor service centers. The related assets and results of operations were not material to the Company’s financial statements.

The Company has executed its plan to exit the Madison, Indiana production facility, which was included in the acquisition. Anticipated costs include post-exit lease costs and involuntary employee termination costs. A liability of $7.2 million was accrued and classified in other current liabilities in the opening balance sheet. During the second quarter of 2007, exit costs amounting to $372,000 were paid and charged against the liability. The remaining balance of the liability was $6.8 million at June 30, 2007.

The table below presents summarized pro forma results of operations as if the acquisition had been effective at the beginning of the three and six month periods ended June 30, 2007, and July 1, 2006, respectively.

	Three Months Ended	Six Months Ended
(in millions, except for per share data)	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
Net sales	$468.7	$981.4	$916.2
Earnings before income taxes	27.2	76.1	55.5
Net earnings	17.2	48.7	34.9

Net earnings per common share - diluted	$0.37	$1.05	$0.75

NOTE C – Financial Derivatives

The Company has derivative contracts related to its commodity cash flow hedges with a fair value of $2.9 million recorded in other current assets at June 30, 2007, and a loss of $2.1 million recorded in other accrued expenses at December 30, 2006.

The amount recognized on commodity cash flow hedges reduced cost of sales by $624,000 and $4.8 million in second quarter of 2007 and second quarter of 2006, respectively. The amount recognized as a reduction in cost of sales amounted to $2.6 million and $5.1 million in the first six months of 2007 and 2006, respectively. The ineffective portion of the Company’s commodity cash flow hedges was not material during the second quarters or first six months of 2007 or 2006. The Company expects that after-tax gains recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges totaling $1.8 million at June 30, 2007, will be recognized in cost of sales within the next six months. The Company generally does not hedge forecasted transactions beyond 18 months.

The Company has interest rate swaps and collars designated as cash flow hedges that relate to variable rate long-term obligations. The notional amount is $350.0 million and matures on April 30, 2012. These instruments had a fair value gain of $1.9 million recorded in other current assets at June 30, 2007. Unrealized gains (losses) are recorded in accumulated other comprehensive income (loss).

NOTE D – Long-term Obligations

Long-term obligations are as follows:

(in thousands)	Interest Rate at Jun 30, 2007	Jun 30, 2007	Dec 30, 2006
Industrial Development Bonds:
Due in 2013, variable interest rate	3.790%	$2,025	$2,025
Notes payable to banks:
Term loan, variable interest rate	7.125%	875,000	—
Due Oct 25, 2009, variable interest rate	—	—	25,000
Due Sep 30, 2009, fixed interest rate	—	—	15,000
Due Jan 31, 2008, variable interest rate	—	—	43,000
Due Apr 15, 2008, variable interest rate	—	—	12,000
Senior unsecured notes, fixed interest rate	8.625%	550,000	—

		1,427,025	97,025
Less current maturities		8,750	—

		$1,418,275	$97,025

Maturities of long-term obligations are as follows: 2008 - $8.7 million; 2009 - $8.7 million; 2010 - $8.7 million; 2011 - $8.7 million; 2012 - $8.7 million; thereafter $1.38 billion.

Interest paid was $6.0 million and $1.6 million in second quarter 2007 and second quarter 2006, respectively. Interest paid during the first six months of 2007 and 2006 was $17.9 million and $2.9 million, respectively.

On January 31, 2007, the Company refinanced all of its existing bank debt with the term loans and senior unsecured notes in connection with the purchase of Reliance.

Term and Revolving Credit Loans

Interest on the term loan is due periodically based upon a variable adjusted London Inter-Bank Offered Rate (“LIBOR Rate”). Quarterly principal payments of $2.2 million are due beginning July 31, 2007, and continue through January 31, 2013, at which date the subsequent quarterly principal payments increase to $205.6 million through the loan due date of January 31, 2014.

Additional principal payments may be due based upon a prescribed annual excess cash flow calculation until such time as a prescribed total leverage ratio is achieved. Additional principal payments may also be due based upon the net available proceeds from the disposition of assets, a casualty event, an equity issuance or incurrence of additional debt.

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of June 30, 2007.

The revolving credit (“RC”) agreement provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. There were no outstanding revolving credit borrowings or swingline loans at June 30, 2007. A RC commitment fee is due quarterly at the annual rate of 0.5% on the unused amount of the RC commitment. At June 30, 2007, $4.0 million of LC’s were issued to secure the Industrial Development Bonds and for other purposes which reduces the aggregate LC and RC availability. LC participation fees of 2.25% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on any RC borrowings would be 2.25% plus LIBOR (5.36% at June 30, 2007) or prime plus 1.25% (8.25% at June 30, 2007) per annum.

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

NOTE E – Commitments and Contingencies

The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects the ultimate resolution of these actions will not materially affect the Company’s financial position, results of operations, or cash flows.

Prior to the acquisition of Reliance, Rockwell determined actions by a small number of employees at certain of Reliance’s operations in one jurisdiction may have violated the Foreign Corrupt Practices Act (“FCPA”) or other applicable laws. Reliance does business in this jurisdiction with government owned enterprises or government owned enterprises evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Special outside counsel has been engaged by Rockwell to investigate the actions. Their review is ongoing. Rockwell voluntarily disclosed these actions to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) beginning in September 2006. Rockwell has agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues. If violations of the FCPA occurred, Rockwell and Reliance may be subject to consequences that could include fines, penalties, other costs and business-related impacts. Rockwell and Reliance could also face similar consequences from local authorities. The Company has been indemnified by Rockwell against government penalties arising from these potential violations. This indemnification covers only penalties and may not cover expenses incurred by the Company for future compliance.

Prior to the Company’s acquisition of Reliance, potential violations of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”) were identified. Reliance voluntarily disclosed these potential violations to the U.S. Office of Defense Trade Controls Compliance. The potential violations involved exports without proper licensure from the U.S. Department of State of certain vessel motors that were built to U.S. Navy specifications. Based on an initial review, the exports were primarily to Canada and Australia and small quantities were also exported to the United Kingdom and the Federal Republic of Germany. The investigation into the potential violations is still in its early stages. Reliance has notified the U.S. Office of Defense Trade Controls Compliance that it has established a procedure to ensure it seeks State Department licenses for future exports of vessel motors adapted to meet U.S. Navy performance characteristics. It also has notified the U.S. Office of Defense Trade Controls Compliance that it has undertaken a review of its export compliance program to ensure that all ITAR requirements are met in the future. If violations of ITAR occurred, the Company may be subject to consequences that could include fines, penalties, other costs, loss of ability to do business with the U.S. government and other business-related impacts. However, such fines, penalties or costs, if any, are not expected to have a material impact on the Company’s financial position.

NOTE F – Pension Plan and Other Postretirement Benefits

Substantially all union employees are covered by defined benefit pension plans and postretirement benefit plans. The Company assumed liabilities amounting to approximately $51.4 million for current and former employees under certain pension and postretirement plans, included in other liabilities on the balance sheet. Net periodic pension and other postretirement benefit costs include the following components for the three-month and six-month periods ended June 30, 2007.

Pension Benefits

(in thousands)	Three Months Ended Jun 30, 2007	Six Months Ended Jun 30, 2007
Service cost	$86	$147
Interest cost	—	—
Expected return on assets	—	—
Amortization of prior service cost	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$86	$147

Other Postretirement Benefits

(in thousands)	Three Months Ended Jun 30, 2007	Six Months Ended Jun 30, 2007
Service cost	$42	$70
Interest cost	740	1,242
Expected return on assets	—	—
Amortization of prior service cost	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$782	$1,312

The Company expects to make no contributions to the pension plans in 2007 and expects to contribute $4.7 million to the postretirement benefit plan in 2007. For the three and six months ended June 30, 2007, there were no contributions to the pension plans. The Company made contributions to the postretirement plan of approximately $1.3 million and $2.2 million for the three and six months ended June 20, 2007, respectively.

NOTE G – Stock Plans

The 2006 Equity Incentive Plan authorizes the Company’s Board of Directors to grant: (1) stock appreciation rights, (b) restricted stock, (c) performance awards, (d) incentive stock options, (e) nonqualified stock options, and (f) stock units. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled and no further awards will be granted from those plans. The 2006 Plan is the only Plan under which awards can now be granted. A summary of the Company’s stock plans and summary details about each Plan as of June 30, 2007, follows.

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

2006 Plan: Awards granted under the 2006 Plan included: incentive stock options, non-qualified stock options, and non-vested stock units. Non-vested stock units were awarded with no exercise price. Other awards permitted under this Plan include stock appreciation rights, restricted stock, and performance awards; however, no performance awards have been granted.

The purpose of granting stock options and non-vested stock units is to encourage ownership in the Company. This provides an incentive for the participants to contribute to the success of the Company and align the interests of the participants with the interests of the shareholders of the Company.

A summary of option activity under the Plans during the six-month period ended June 30, 2007, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2006	2,003,976	$23.89
Granted	417,907	40.26
Exercised	(243,814)	20.42
Expired	(34,508)	29.46
Cancelled	—	—
Forfeited	—	—

Outstanding at June 30, 2007	2,143,561	27.39

Vested or expected to vest at June 30, 2007	2,112,774	27.27	6.6 years	$46,504
Exercisable at June 30, 2007	1,258,681	22.93	5.2 years	$34,268

The weighted-average grant-date fair value of options granted was $11.83 and $11.82 in the first six months of 2007 and 2006, respectively. The total intrinsic value of options exercised was $7.0 million and $6.1 million during the first six months of 2007 and 2006, respectively. The total fair value of options vested during the first six months of 2007 and 2006 was $152,000 and $358,000, respectively.

As of June 30, 2007, there was $4.1 million of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

A summary of non-vested stock unit activity under the Plans during the six month period ended June 30, 2007, is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of period	59,119	$32.42
Granted	61,016	39.68
Vested	(4,400)	33.27
Cancelled	(1,579)	33.23
Forfeited	—	—

Non-vested at end of period	114,156	$36.24

The total fair value of stock units vested during the first six months of 2007 was $146,000.

As of June 30, 2007, there was $2.6 million of total unrecognized compensation cost related to non-vested stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Listed in the table below are the weighted-average assumptions and the weighted-average remaining contractual life for those options granted in the period indicated.

	Six Months Ended
	Jun 30, 2007	Jul 1, 2006
Volatility	24.0%	23.0%
Risk-free interest rates	5.2%	4.9%
Dividend yields	1.7%	1.9%
Expected option life	6.4 years	6.0 years
Remaining contractual life	9.7 years	7.4 years

NOTE H – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS):

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
Numerator:
Net earnings	$25,212	$12,397	$46,080	$23,765

Denominator Reconciliation:
Weighted-average shares – basic	45,811	32,377	43,452	32,746
Effect of dilutive securities – stock options and non-vested stock units	755	419	658	381

Weighted-average shares – diluted	46,566	32,796	44,110	33,127

Earnings per common share – basic	$0.55	$0.38	$1.06	$0.73
Earnings per common share – diluted	$0.54	$0.38	$1.04	$0.72

The total number of anti-dilutive securities excluded from the above calculations was 68,116 and 183,117 for the three and six-month periods ending June 30, 2007 and July 1, 2006, respectively.

NOTE I – Consolidating Financial Statements (unaudited)

The senior unsecured notes, issued by the Company in January 2007, with an aggregate principal amount of $550.0 million, have been fully and unconditionally guaranteed by all of the Company’s wholly-owned domestic subsidiaries. As a result of these guarantee arrangements, the Company is required to present condensed consolidating financial information.

The following tables as of and for the three and six months ended June 30, 2007, present condensed consolidating financial information for (a) Baldor Electric Company, which is the issuer and parent company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries.

Condensed Consolidating Statements of Earnings

(unaudited)

	Three Months Ended Jun 30, 2007
(in thousands)	Issuer/ Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$217,691	$245,178	$52,263	$(23,517)	$491,615
Cost of goods sold	163,840	164,054	38,654	(23,517)	343,031

Gross Profit	53,851	81,124	13,609	—	148,584
Selling and administrative expenses	33,484	36,728	9,369	—	79,581

Operating Profit	20,367	44,396	4,240	—	69,003
Other income, net	539	(144)	378	—	773
Interest expense	(30,206)	(102)	(77)	—	(30,385)
Equity in net earnings of subsidiaries	41,142	—	—	(41,142)	—

Earnings before Income Taxes	31,842	44,150	4,541	(41,142)	39,391
Provision for income taxes	6,630	6,542	1,007	—	14,179

Net Earnings	$25,212	$37,608	$3,534	$(41,142)	$25,212

	Six Months Ended Jun 30, 2007
(in thousands)	Issuer/ Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$424,134	$416,170	$89,503	$(42,498)	$887,309
Cost of goods sold	317,439	283,159	68,063	(42,498)	626,163

Gross Profit	106,695	133,011	21,440	—	261,146
Selling and administrative expenses	64,685	60,705	14,513	—	139,903

Operating Profit	42,010	72,306	6,927	—	121,243
Other income, net	850	228	592	—	1,670
Interest expense	(50,491)	(251)	(171)	—	(50,913)
Equity in net earnings of subsidiaries	60,974	—	—	(60,974)	—

Earnings before Income Taxes	53,343	72,283	7,348	(60,974)	72,000
Provision for income taxes	7,263	17,188	1,469	—	25,920

Net Earnings	$46,080	$55,095	$5,879	$(60,974)	$46,080

Condensed Consolidating Balance Sheet

(unaudited)

	Jun 30, 2007
(table data in thousands)	Issuer/ Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$59,611	$6,954	$16,135	$—	$82,700
Accounts receivable, less allowances for doubtful accounts	125,892	112,721	51,218	(10,162)	279,669
Inventories:
Finished products	73,303	79,969	22,091	—	175,363
Work in process	14,544	35,482	5,773	—	55,799
Raw materials	66,287	56,043	17,827	—	140,157

	154,134	171,494	45,691	—	371,319
LIFO valuation adjustment	(43,632)	—	—	—	(43,632)

	110,502	171,494	45,691	—	327,687
Prepaid expenses	2,239	4,601	1,914	—	8,754
Other current assets	42,236	24,003	1,445	—	67,684

TOTAL CURRENT ASSETS	340,480	319,773	116,403	(10,162)	766,494
Property, Plant and Equipment
Land and improvements	6,852	6,635	1	—	13,488
Buildings and improvements	65,197	53,259	4,588	—	123,044
Machinery and equipment	333,047	201,065	17,657	—	551,769
Allowances for depreciation and amortization	(259,181)	(14,768)	(10,766)	—	(284,715)

NET PROPERTY, PLANT AND EQUIPMENT	145,915	246,191	11,480	—	403,586
Other Assets
Goodwill	63,043	965,577	—	—	1,028,620
Intangible assets, net of amortization	—	678,819	—	—	678,819
Other	1,828,174	—	(6,853)	(1,778,580)	42,741

TOTAL ASSETS	$2,377,612	$2,210,360	$121,030	$(1,788,742)	$2,920,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$43,140	$62,459	$19,274	$(10,162)	$114,711
Employee compensation	5,662	16,684	1,901	—	24,247
Profit sharing	1,308	7,588	116	—	9,012
Accrued warranty costs	5,541	3,233	443	—	9,217
Accrued insurance obligations	8,026	8,413	3	—	16,442
Accrued interest expense	31,118	—	—	—	31,118
Other accrued expenses	9,854	39,779	12,364	—	61,997
Income taxes payable	—	28,504	266	—	28,770
Current maturities of long-term obligations	8,750	—	—	—	8,750

TOTAL CURRENT LIABILITIES	113,399	166,660	34,367	(10,162)	304,264
Long-term obligations	1,418,275	—	—	—	1,418,275
Other liabilities	32,294	40,446	191	—	72,931
Deferred income taxes	33,395	311,390	(244)	—	344,541
Shareholders’ Equity
Common stock, $0.10 par value, issued	5,502	—	64,133	(64,133)	5,502
Additional paid-in capital	525,990	1,636,400	2,778	(1,639,178)	525,990
Retained earnings	433,887	55,095	16,284	(71,379)	433,887
Accumulated other comprehensive income (loss)	7,151	369	3,521	(3,890)	7,151
Treasury stock, at cost:	(192,281)	—	—	—	(192,281)

TOTAL SHAREHOLDERS’ EQUITY	780,249	1,691,864	86,716	(1,778,580)	780,249

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,377,612	$2,210,360	$121,030	$(1,788,742)	$2,920,260

Condensed Consolidating Statements of Cash Flows

(unaudited)

	Six Months Ended Jun 30, 2007
(in thousands)	Issuer/ Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Net earnings	$46,080	$55,095	$5,879	$(60,974)	$46,080
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on sales of marketable securities	(32)	—	—	—	(32)
Gains on sales of assets	(101)	39	—	—	(62)
Depreciation	8,704	14,773	876	—	24,353
Amortization	3,449	6,880	13	—	10,342
Deferred income taxes	(1,826)	(11,179)	(139)	—	(13,144)
Share-based compensation expense	1,654	482	—	—	2,136
Equity in net earnings of subsidiaries	(60,974)	—	—	60,974	—
Cash provided (used) by changes in operating assets and liabilities:
Receivables	(17,175)	(4,960)	(5,343)	—	(27,478)
Inventories	(7,988)	(269)	(4,970)	—	(13,227)
Other current assets	7,620	(84)	(582)	—	6,954
Accounts payable	1,785	13,573	2,031	—	17,389
Accrued expenses and other liabilities	10,041	29,607	(6,886)	—	32,762
Income taxes payable / recoverable	(11,745)	26,684	1,773	—	16,712
Other assets, net	34,436	(39,159)	13,962	—	9,239

Net cash provided by operating activities	13,928	91,482	6,614	—	112,024

Investing activities:
Property, plant and equipment additions	(11,635)	(6,244)	(749)	—	(18,628)
Property, plant and equipment sold	1,831	1,068	(1)	—	2,898
Marketable securities sold	23,034	—	—	—	23,034
Acquisitions (net of cash acquired)	(1,770,712)	(666)	6,510	—	(1,764,868)
Divestiture	49,886	—	—	—	49,886

Net cash (used in) provided by investing activities	(1,707,596)	(5,842)	5,760	—	(1,707,678)
Financing activities:
Long-term obligation purchases	1,550,000	—	—	—	1,550,000
Long-term obligation principal payments	(220,000)	—	—	—	(220,000)
Debt issuance costs	(30,519)	—	—	—	(30,519)
Proceeds from common stock issued, net of issuance costs	379,857	—	—	—	379,857
Dividends paid	(15,574)	—	—	—	(15,574)
Proceeds from exercise of stock options	5,277	—	—	—	5,277
Excess tax benefits on share-based payments	1,200	—	—	—	1,200
Intercompany cash transfers	78,686	(78,686)	—	—	—
Net decrease in bank overdrafts	(4,624)	—	—	—	(4,624)

Net cash provided by financing activities	1,744,303	(78,686)	—	—	1,665,617

Net increase in cash and cash equivalents	50,635	6,954	12,374	—	69,963
Beginning cash and cash equivalents	8,976	—	3,761	—	12,737

Ending cash and cash equivalents	$59,611	$6,954	$16,135	$—	$82,700

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

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. FAS 159 permits entities to measure certain financial instruments at fair value, and expands the use of fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective beginning with the Company’s fiscal year 2008 and management is currently evaluating what impact, if any, FAS 159 will have on the financial results.

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

On January 31, 2007, Baldor completed the acquisition of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors, mounted bearings, gearing, and other power transmission components. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.83 billion, consisting of $1.76 billion in cash and 1.58 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006. The cash portion of the purchase price was funded with proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, proceeds from the issuance of $550.0 million principal amount of 8.625% senior notes due 2017, and borrowings of $1.0 billion under a new $1.2 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Proceeds of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

Generally, our financial performance is driven by industrial spending and the strength of the economies in which we sell our products, and is also influenced by:

•	Investments in manufacturing capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	Our customers’ needs for greater variety, timely delivery, and higher quality at a competitive cost; and

•	Our large installed base, which creates a significant replacement demand.

We are not dependent on any one industry or customer for our financial performance, and no single customer represented more than 10% of our net sales for the quarters ended June 30, 2007, and July 1, 2006. For the quarters ended June 30, 2007, and July 1, 2006, approximately 52% of our domestic net sales were generated through distributors and represented primarily sales of replacement products. Domestic sales to OEMs were approximately 48% for the same periods. OEMs primarily use our products in new installations. This expands our installed base and leads to replacement product sales by distributors in the future.

We manufacture substantially all of our products. Consequently, our costs include the cost of raw materials, including steel, copper and aluminum, and energy costs. Each of these costs has increased in the past few years due to growing global demand for these commodities, impacting our cost of sales. We seek to offset these increases through a continued focus on product design improvements, including redesigning our products to reduce material content and investing in capital equipment that assists in eliminating waste, and by modest price increases in our products. Our manufacturing facilities are also significant sources of fixed costs. Our margin is impacted when we cannot promptly decrease these costs to match declines in net sales.

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

Results of Operations

        – Second quarter 2007 compared to second quarter 2006

Total sales for the quarter increased 139.1% to $491.6 million, compared to $205.6 million in the second quarter of 2006. Second quarter 2007 sales included $265.8 million related to the inclusion of Reliance results of operations beginning February 1, 2007. Sales of industrial electric motor products grew 95.0% for the quarter as compared to second quarter 2006. Industrial electric motors comprised 63.7% of total product sales for the quarter compared to 78.1% for the second quarter of 2006. As our industrial customers continue to focus on reducing energy costs, demand for high-efficiency motors continues to grow. Sales of Super-E® premium-efficient motors grew 33.6% over second quarter 2006. During second quarter 2007, sales of generator products increased 16.0% from second quarter 2006 and comprised 2.6% of total product sales for the current quarter compared to 5.3% for the same period last year. We continue to increase our presence in the industrial generator markets. Sales of drives and motion control products increased 12.5% from second quarter 2006 and accounted for 6.4% of total product sales compared to 13.5% in second quarter 2006. Motors, drives and generator products each declined as a percentage of total product sales in second quarter 2007 due to increased mounted bearings, gearing, and power transmission component product sales added with the acquisition of Reliance. Mounted bearings, gearing, and other power transmission component products accounted for approximately 24.9% of total product sales for the second quarter of 2007, compared to 3.1% for the same period last year.

Gross margin was 30.2% in second quarter 2007 compared to 26.0% in second quarter 2006. Consistent with the first quarter of 2007, our continued focus on product design improvements, along with a modest price increase in our products, helped to offset higher raw materials prices. These initiatives along with increased sales volume resulted in improved gross margin for the quarter when compared to second quarter 2006.

Operating margin improved to 14.0% from 10.1% in second quarter 2006. Our ability to support increased revenues without the addition of significant selling and administrative costs, combined with improvement in the gross margin, resulted in increased operating margin.

Interest expense increased $28.8 million over second quarter 2006 as a result of additional borrowings related to the acquisition of Reliance. We repaid $75.0 million of the acquisition debt in second quarter 2007 which will reduce interest expense in future periods. Pre-tax earnings of $39.4 million for the quarter were up 102.3% compared to second quarter 2006 earnings of $19.5 million.

Net earnings of $25.2 million for the quarter were up 103.4% from second quarter 2006 earnings of $12.4 million. Diluted earnings per common share grew by 42.1% to $0.54 compared to $0.38 in second quarter 2006. The tax rate for second quarter 2007 was 36.0% compared to 36.3% in the same period last year. Average diluted outstanding shares was 46,566,493 for the second quarter of 2007 compared to 32,795,906 for second quarter 2006. The increase in outstanding shares was primarily attributable to shares issued in the acquisition of Reliance.

        – Six Months Ended June 30, 2007 versus six Months Ended July 1, 2006

Total sales for the first six months of 2007 increased 123.0% to $887.3 million compared to $397.9 million in the first six months of 2006. Sales for the first six months of 2007 included $447.4 million related to the inclusion of Reliance results of operations beginning February 1, 2007. Sales of industrial electric motor products grew 83.2% for the first six months of 2007 as compared to the first six months of 2006, with sales of Super-E® premium-efficient motors increasing 37.9% over the first six months of 2006. Industrial electric motors comprised 64.0% of total product sales for the first six months of 2007 compared to 77.9% for the same period last year. During the first six months of 2007, sales of generator products increased 14.7% from the first six months of 2006 and comprised 2.7% of total product sales compared to 5.2% for the same period last year. Sales of drives and motion control products increased 14.7% and accounted for 7.0% of total product sales compared to 13.7% for the first six months of 2006. Motors, drives and generator products each declined as a percentage of total product sales in

2007 due to increased mounted bearings, gearing, and power transmission component product sales added with the acquisition of Reliance beginning February 1, 2007. Mounted bearings, gearing, and other power transmission component products accounted for approximately 23.1% of total product sales for the first six months of 2007 compared to 3.2% for the same period of 2006.

Gross margin improved to 29.4% for the first six months of 2007 compared to 26.7% for the first six months of 2006. Included in the first six months of 2007 cost of sales was first quarter expense of $1.7 million related to in-process research and development costs and backlog related to the acquisition of Reliance.

Operating margin improved to 13.7% from 10.1% in first six months of 2006. Improvement in the gross margin combined with the leverage of selling and administrative costs resulted in operating margin growth for the first six months of 2007 when compared to the same period last year.

Interest expense increased $48.0 million over the first six months of 2006 as a result of additional outstanding borrowings related to the acquisition of Reliance. During the first six months of 2007, we repaid $125.0 million of the acquisition debt. Pre-tax earnings of $72.0 million for the six month period were up 92.0% from $37.5 million for the first six months of 2006.

Net earnings of $46.1 million for the first six months of 2007 were up 93.9% from the first six months of 2006 earnings of $23.8 million. Diluted earnings per common share grew by 44.4% to $1.04 compared to $0.72 in the same period of 2006. The average number of diluted outstanding shares increased to 44,109,632 for the first six months of 2007 compared to 33,127,056 for same period 2006, primarily resulting from shares issued as part of the funding of the acquisition of Reliance on January 31, 2007. The effective tax rate for the first six months of 2007 was 36.0% compared to 36.6% in the same period last year.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources: Working capital amounted to $462.2 million at June 30, 2007, increasing 117.4% from $212.6 million at December 30, 2006. This increase was due to the addition of working capital acquired in the acquisition of Reliance along with normal fluctuations related to increased sales in the first six months of 2007. The ratio of current assets to current liabilities was 2.5:1 at June 30, 2007, compared to 3.3:1 at year-end 2006.

Liquidity was supported by cash flows from operations of $112.0 million in the first six months of 2007 as compared to $13.5 million in the first six months of 2006. Operating cash flows increased due to the inclusion of Reliance results of operations beginning February 1, 2007, and normal fluctuations in operating assets and liabilities related to overall results of operations.

In the first six months of 2007, we utilized cash flows from operations to fund property, plant and equipment additions of $18.6 million, pay dividends of $15.6 million to our shareholders, and fund $28.6 million of debt repayments. Net cash used in investing activities was $1.71 billion in the first six months of 2007 compared to $277,000 net cash provided in the first six months of 2006. The change was primarily related to the $1.76 billion (net of cash acquired) used to acquire Reliance on January 31, 2007. The acquisition was funded with proceeds from the issuance of Baldor common stock and new debt. Accordingly, net cash provided by financing activities was $1.67 billion in the first six months of 2007 compared to $15.6 million net cash used in the first six months of 2006.

Total outstanding long-term debt was $1.43 billion at June 30, 2007, compared to $97.0 million at December 30, 2006. In conjunction with our acquisition of Reliance on January 31, 2007, we borrowed a total of $1.55 billion under our senior secured credit facility and senior unsecured notes. A portion of the proceeds from new borrowings were utilized to repay $95.0 million of long-term debt that existed at December 30, 2006. During the first six months of 2007, we repaid $125.0 million of the new debt. These repayments were funded with proceeds of $46.5 million from the issuance of 1,430,882 shares of the Company’s common stock resulting from the exercise of an over-allotment option related to the common stock issued in funding the acquisition of Reliance, proceeds of $49.9 million from the sale of certain electric motor service centers, and approximately $28.6 million from operating cash flows.

Contractual obligations related to the above long-term debt, including scheduled principal reductions and interest, are: $118.0 million due in less than 1 year; $234.1 million due in one to three years; $231.6 million due in three to five years; and $1.67 billion due in more than five years.

Our principal sources of liquidity are operating cash flows and the $200.0 million revolver portion of our senior secured credit facility. Accordingly, we are dependent, in part, on continued demand for our products as well as collectability of receivables from our customers. Our broad base of customers, industries and geographic areas served, as well as our favorable position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on our sales or collectability of receivables. We expect that ongoing requirements for debt service, operations, capital expenditures and dividends will be funded from these sources.

Dividend Policy: Dividends paid to shareholders amounted to $0.34 per common share in the first six months of 2007 compared to $0.33 per common share in first six months 2006. The objective is for shareholders to receive dividends while also participating in Baldor’s growth. Terms of our credit agreement and indenture related to financing the acquisition of Reliance limit our ability to increase dividends in the future.

Market Risk: Due to the significant increase in variable rate debt related to the acquisition of Reliance, our interest rate risk has increased. Our senior secured credit facility (the “Facility”) bears interest at variable rates based upon a margin above the London Inter-Bank Offered Rate (“LIBOR Rate”). We utilize interest rate hedges to manage our future exposure to increased interest rates on a portion of our variable rate debt.

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

Inventories: Inventories are valued at the lower of cost or market, with cost being determined principally by the last-in, first-out (LIFO) method, except for non-U.S. inventories, which are determined using the lower of first-in, first-out (FIFO) method or market. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The net realizable value of inventory is reviewed on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions differ from those projected by management, adjustments to inventory values may be required.

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

Acquisitions: We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development and backlog are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

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

Goodwill and Indefinite Lived Intangibles: Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross margin, operating expenses, interest, capital expenditures, cash flow, and market assumptions are inherent in these estimates. Use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate which could ultimately result in the recognition of impairment charges in the financial statements. We utilize various assumption scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it would negatively impact our results of operations and financial position. We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant an additional analysis. At June 30, 2007, goodwill amounted to $1.03 billion, including $965.6 million related to the acquisition of Reliance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to Baldor’s operations result primarily from changes in commodity prices, interest rates, concentrations of credit, and foreign exchange rates. To help maintain stable pricing for customers, the Company enters into various commodity hedging transactions. To manage interest rate risk on variable rate outstanding debt, the Company enters into various interest rate hedging transactions.

Baldor is a purchaser of certain commodities, including copper, steel and aluminum, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation.

Baldor’s interest rate risk is primarily related to long-term debt. As a result of the acquisition of Reliance, the Company has a senior secured credit facility which bears interest at variable rates. Additionally, the Company’s long-term obligations include senior unsecured notes totalling $550.0 million which bear interest at a fixed rate of 8.625%. The Company utilizes various interest rate hedge instruments to manage its future exposure to interest rate risk on a portion of the variable rate obligations. Critical terms (notional amount, interest reset dates, and underlying index) of the hedge instruments coincide with those of the credit facility. Consequently, the hedges are expected to offset changes in the expected cash flows due to fluctuations in the interest rate over the term of the hedge instrument. Details regarding the instruments as of June 30, 2007, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
Swap	$250.0 million	April 30, 2012	5.12%	LIBOR	$1.99 million

Collar	$100.0 million	April 30, 2012	LIBOR	LIBOR – Floor 4.29%; Cap 6.50%	$(0.14) million

(1)	LIBOR is determined each reset date based on London and New York business days.

Floating rates used in instruments are matched exactly to floating rate in credit agreement.

(2)	Fair value is an estimated amount that the Company would have received (paid) at June 30, 2007, to terminate the agreement.

Based on the outstanding balance of the senior secured credit facility, the Company’s interest rate elections under the credit agreement and interest rate hedges at June 30, 2007, a 1.0% movement in interest rates would not have a significant impact on interest expense in 2007.

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

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007, certain information included in the Company’s consolidated financial statements for the quarter and six months ended June 30, 2007, was obtained from accounting and information systems utilized by Reliance that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. Additionally, there have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, these controls.

Item 4T. Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended June 30, 2007, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #4 Apr 1, 2007 – Apr 28, 2007	133	$38.79	—	1,451,623

Month #5 Apr 29, 2007 – May 26, 2007	3,574	$45.66	—	1,451,623

Month #6 May 27, 2007 – Jun 30, 2007	17,614	$47.00	—	1,451,623

Total	21,321	$46.72	—	1,451,623

(1)	Includes only shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During the second quarter of 2007, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders’ meeting on May 19, 2007, at which shareholders voted on one proposal. Proposal 1 was the election of four Directors to the Company’s Board of Directors for terms expiring in 2010. The following is a list of the Board slate of nominees (who were the only nominees) each of whom were elected and the results of shareholder voting on Proposal 1:

Director Nominee	Votes For	Votes Withheld	Abstentions and Broker Non-votes
Jean A. Mauldin	38,951,376	539,633	—
R. L. Qualls	27,032,697	12,458,312	—
Barry K. Rogstad	38,109,358	1,381,651	—
Ronald E. Tucker	38,439,418	1,051,591	—

The remaining board members are listed below and each is expected to serve out their respective term:

Jefferson W. Asher, Jr.	Richard E. Jaudes	Robert J. Messey
Merlin J. Augustine, Jr.	John A. McFarland	Robert L. Proost

Item 5. Other Information

Not applicable.

Item 6. Exhibits

a.	See Exhibit Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY (Registrant)

Date: August 9, 2007	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
President, Chief Operating Officer, and Secretary
(on behalf of the Registrant)

Date: August 9, 2007	By:	/s/ George E. Moschner
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