Form 10-Q
period 2007-09-29
BALDOR ELECTRIC CO
filed 2007-11-08
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

At September 29, 2007, there were 45,891,724 shares of the registrant’s common stock outstanding.

Baldor Electric Company and Affiliates

Forward-looking Statements

This quarterly report, the documents incorporated by reference into this quarterly report, and other written reports and oral statements made time to time by Baldor and its representatives may contain statements that are forward-looking. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “estimate”, “believe”, “will”, “intend”, “expect”, “may”, “could”, “future”, “susceptible”, “unforeseen”, “anticipate”, “would”, “subject to”, “depend”, “uncertainties”, “predict”, “can”, “expectations”, “if”, “unpredictable”, “unknown”, “pending”, “assumes”, “continued”, “ongoing”, “assumption”, or any grammatical forms of these words or other similar words) are based on our current expectations and are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

•

Our ability to integrate the Power Systems business we recently acquired from Rockwell Automation within the expected time frames and to achieve the revenue, cost savings, and earnings levels from the acquisition at or above the levels projected;

•	Fluctuations in the costs of select raw materials;

•	Changes in economic conditions within the United States;

•	Economic and political changes in foreign markets in which we envision continued and future growth;

•	Our ability to anticipate and respond to changing customer demands;

•	Developments or new initiatives by our competitors in the markets in which we compete;

•	Our reliance on, and increased competition from, independent distributors;

•	Potential exposure to product liability claims and other legal proceedings;

•	Potential business disruptions due to work stoppages, equipment outages, or information system failures;

•	Our leverage, the use of significant amounts of cash to service our indebtedness and the loss of flexibility as a result of the covenants imposed by the instruments governing our indebtedness;

•	Our ability to retain qualified personnel;

•	Our ability to maintain our rights to intellectual property;

•	The success in increasing sales and maintaining or improving our operating margins; and

•	Other factors including those identified in “Risk Factors” included in our filings made from time-to-time with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company and Affiliates

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)					Sep 29, 2007	Dec 30, 2006
ASSETS
Current Assets	Cash and cash equivalents				$41,931	$12,737
	Marketable securities				—	23,035
	Accounts receivable, less allowance for doubtful accounts of $6,171 at September 29, 2007 and $1,744 at December 30, 2006				295,025	118,302
	Inventories:
	Finished products				168,642	76,793
	Work in process				57,269	14,888
	Raw materials				138,856	68,836

					364,767	160,517
	LIFO valuation adjustment				(43,690)	(44,230)

					321,077	116,287
	Prepaid expenses				4,969	3,836
	Other current assets				55,577	29,950

	TOTAL CURRENT ASSETS				718,579	304,147
Property, Plant and Equipment
	Land and improvements				17,290	6,852
	Buildings and improvements				130,588	62,555
	Machinery and equipment				543,902	335,110
	Allowances for depreciation and amortization				(298,187)	(257,207)

	NET PROPERTY, PLANT AND EQUIPMENT				393,593	147,310
Other Assets	Goodwill				1,032,355	63,043
	Intangible assets, net of amortization				675,711	—
	Other				37,265	9,482

	TOTAL ASSETS				$2,857,503	$523,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	Accounts payable				$114,042	$43,884
	Employee compensation				16,739	8,130
	Profit sharing				12,971	10,050
	Accrued warranty costs				8,993	5,566
	Accrued insurance obligations				16,024	6,193
	Dividends payable				—	5,501
	Accrued interest expense				16,078	262
	Other accrued expenses				49,120	11,974
	Income taxes payable				14,664	—
	Current maturities of long-term obligations				8,420	—

	TOTAL CURRENT LIABILITIES				257,051	91,560
Long-term obligations					1,385,605	97,025
Other liabilities					74,239	737
Deferred income taxes					340,026	29,831

			Sep 29, 2007	Dec 30, 2006
Shareholders’ Equity	Preferred stock, $0.10 par value
	Authorized shares:	5,000,000
	Issued and outstanding shares:	None
	Common stock, $0.10 par value
	Authorized shares:	150,000,000
	Issued shares:		55,056,874	41,474,662	5,505	4,147
	Outstanding shares:		45,891,724	32,377,637
	Additional paid-in capital				528,707	88,067
	Retained earnings				450,732	403,381
	Accumulated other comprehensive income (loss)				8,119	(927)
	Treasury stock, at cost:		9,165,150	9,097,025	(192,481)	(189,839)

	TOTAL SHAREHOLDERS’ EQUITY				800,582	304,829

	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY				$2,857,503	$523,982

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Earnings

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006
Net sales	$480,595	$212,905	$1,367,904	$610,826
Cost of goods sold	336,208	158,318	962,371	450,175

Gross Profit	144,387	54,587	405,533	160,651
Selling and administrative expenses	77,193	33,890	217,096	99,956

Operating Profit	67,194	20,697	188,437	60,695
Other income, net	110	456	1,780	835
Interest expense	(28,821)	(1,680)	(79,733)	(4,562)

Earnings before Income Taxes	38,483	19,473	110,484	56,968
Provision for income taxes	13,838	7,291	39,758	21,022

Net Earnings	$24,645	$12,182	$70,726	$35,946

Net earnings per common share – basic	$0.54	$0.38	$1.60	$1.10
Net earnings per common share – diluted	$0.53	$0.37	$1.58	$1.09

Weighted-average shares outstanding – basic	45,880	32,277	44,261	32,590
Weighted-average shares outstanding – diluted	46,559	32,627	44,904	32,989

Dividends declared and paid per common share	$0.17	$0.17	$0.51	$0.50

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

(table data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2006	41,475	$4,147	$88,067	$403,381	$(927)	$(189,839)	$304,829
Comprehensive income
Net earnings				70,726			70,726
Other comprehensive income (loss)
Securities valuation adjustment (net of income tax benefits of $10,000)					(18)		(18)
Currency translation adjustments					6,464		6,464
Derivative unrealized gain adjustment (net of income taxes of $1,662,000)					2,600		2,600

Total other comprehensive income							9,046

Total comprehensive income							79,772
Stock option plans (net of 68,125 shares exchanged and $1,428,000 income tax benefit)	278	28	11,181			(2,642)	8,567
Cash dividends at $0.51 per share				(23,375)			(23,375)
Issuance of common stock (net of issuance costs of $18,793,000)	13,304	1,330	429,459				430,789

BALANCE AT SEPTEMBER 29, 2007	55,057	$5,505	$528,707	$450,732	$8,119	$(192,481)	$800,582

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(in thousands)	Sep 29, 2007	Sep 30, 2006
Operating activities:
Net earnings	$70,726	$35,946
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on sales of marketable securities	(32)	(3)
(Gains) losses on sales of assets	(361)	101
Depreciation	38,910	12,936
Amortization	14,390	1,631
Deferred income taxes	(8,212)	(703)
Share-based compensation expense	4,061	2,065
Changes in operating assets and liabilities:
Receivables	(42,834)	(24,083)
Inventories	(6,379)	(752)
Other current assets	(3,005)	7,971
Accounts payable	16,720	18,107
Accrued expenses and other liabilities	7,273	(10,821)
Income tax recoverable	4,050	(4,416)
Income taxes payable	15,556	—
Other assets, net	4,941	2,201

Net cash provided by operating activities	115,804	40,180

Investing activities:
Property, plant and equipment purchased	(23,474)	(14,351)
Property, plant and equipment sales proceeds	2,898	3
Marketable securities purchased	—	(470)
Marketable securities sales proceeds	23,034	8,910
Acquisitions (net of cash acquired)	(1,765,431)	—
Divestitures	49,886	—

Net cash used in investing activities	(1,713,087)	(5,908)

Financing activities:
Long-term obligation borrowings	1,550,000	30,000
Long-term obligation principal payments	(253,000)	(20,000)
Debt issuance costs	(30,519)	—
Proceeds from common stock issued, net of issuance costs	379,857	—
Dividends paid	(23,375)	(16,291)
Common stock repurchased	—	(38,465)
Proceeds from exercise of stock options	7,602	12,595
Excess tax benefits on share-based payments	536	1,950
Net decrease in bank overdrafts	(4,624)	—

Net cash provided by (used in) financing activities	1,626,477	(30,211)

Net increase in cash and cash equivalents	29,194	4,061
Beginning cash and cash equivalents	12,737	11,474

Ending cash and cash equivalents	$41,931	$15,535

Noncash items:

•	Additional paid-in capital resulting from shares traded for option exercises amounted to $2,173 and $2,258 in the first nine months of 2007 and 2006, respectively.

•	Common stock valued at $50,932 was issued in conjunction with the acquisition of Reliance Electric (see NOTE B).

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company and Affiliates

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2007

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring items and adjustments to record the preliminary purchase allocation described in NOTE B) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 29, 2007, may not be indicative of the results that may be expected for the fiscal year ending December 29, 2007.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2007 will contain 52 weeks. Fiscal year 2006 contained 52 weeks.

Segment Reporting: The Company operates in one industry segment that markets, designs and manufactures industrial electric motors, drives, generators, and other power transmission products, within the power transmission equipment industry.

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

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that do not meet the criteria for hedge accounting are adjusted to fair value through earnings. If the derivative is designated as a cash flow hedge, changes in the fair value are recognized in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. If a hedging instrument is terminated, any unrealized gain (loss) at the date of termination is carried in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings in the period of change.

Accounts Receivable: Trade receivables are recorded in the balance sheet at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer represents greater than 10% of net accounts receivable at September 29, 2007, or December 30, 2006.

Inventories: The Company uses the last-in, first-out (LIFO) method of valuing inventories held in the U.S. An actual LIFO inventories valuation is made only at year-end based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs which are subject to the final year-end LIFO inventories valuation. Inventories held at foreign locations are valued using the lower of the first-in, first-out method (FIFO) or market.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves are as follows:

	Nine Months Ended
(in thousands)	Sep 29, 2007	Sep 30, 2006
Balance at beginning of period	$5,566	$5,584
Charges to costs and expenses	8,328	4,063
Amounts assumed in acquisition	3,480	—
Deductions	(8,381)	(3,986)

Balance at end of period	$8,993	$5,661

Comprehensive Income: Total comprehensive income, net of related income taxes, was $25.6 million and $10.9 million for the third quarter of 2007 and 2006, respectively, and was $79.8 million and $44.1 million for the first nine months of 2007 and 2006, respectively. The components of comprehensive income are illustrated in the table below:

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006
Net earnings	$24,645	$12,182	$70,726	$35,946
Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities:
Unrealized gains (losses) during period	—	196	—	184
Reclassification adjustment for (gains) losses included in net earnings	—	—	(18)	(2)
Net change in cash flow hedges	(1,598)	(2,363)	2,600	5,987
Foreign currency translation adjustment	2,566	916	6,464	1,992

Total other comprehensive income (loss), net of income taxes	968	(1,251)	9,046	8,161

Total comprehensive income	$25,613	$10,931	$79,772	$44,107

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and nine months ended September 29, 2007, and September 30,

2006, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of taxable income between domestic and international operations. The permanent differences primarily consist of the deduction for domestic production activities and nondeductible expenses.

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

As of September 29, 2007, the Company has a remaining liability of approximately $432,000 related to uncertain tax positions: $284,000 in taxes and $148,000 of accrued interest and penalties. The entire amount of unrealized tax benefits were recorded in the purchase price allocation for Reliance Electric. If realized, the tax benefits would be recorded as an adjustment to goodwill and would not affect the effective tax rate. The Company currently does not believe the unrecognized tax benefits will be significantly increased or decreased in the next 12 months. In addition, the ultimate outcome of the amounts recorded for uncertain tax positions cannot be presently determined. The tax years 2001 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Share-Based Compensation: The Company has share-based compensation plans, which are described more fully herein under NOTE G – Stock Plans. Compensation expense is recognized using the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123(R), “Share-Based Payments”.

FAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The fair value of the options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; (3) dividend yields are based on Baldor’s dividend yield published in the Wall Street Journal or provided by a third-party on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding and is estimated based on historical experience. Assumptions used in the fair-value valuation are periodically monitored and adjusted to reflect current developments at the date of grant.

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

Goodwill and Indefinite Lived Intangibles: Goodwill and intangible assets with indefinite useful lives are tested at least annually in the fourth quarter for impairment and more frequently if indicators of impairment warrant additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Management utilizes a discounted cash flows analysis to determine the estimated fair value of reporting units. Judgments and assumptions related to revenue, gross profit, operating expenses, interest, capital expenditures, cash flows, and market assumptions are inherent in these estimates. Use of alternate judgments and/or assumptions could result in a fair value that differs from this estimate which could ultimately result in the recognition of impairment charges in the financial statements. The Company utilizes various assumption scenarios and assigns probabilities to each of these scenarios in the discounted cash flows analysis. The results of the discounted cash flows analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge were incurred, it could negatively impact the results of operations and financial position.

NOTE B—Acquisition

On January 31, 2007, Baldor completed the acquisition of all of the equity of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors and other power transmission products. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the

Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.83 billion, consisting of $1.76 billion in cash and 1.58 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006. During the third quarter of 2007, the purchase price was increased by $563 thousand to reflect working capital adjustments required by the purchase agreement and miscellaneous acquisition related fees paid. The cash portion of the purchase price was funded with proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, proceeds from the issuance of $550.0 million of 8.625% senior notes due 2017, and borrowings of $1.00 billion under a new $1.20 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Proceeds from the over-allotment offering of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

The purchase price allocation is preliminary, pending primarily the finalization of asset valuations and further analysis of tax contingencies. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is assigned to goodwill. Adjustments to the estimated fair values will be recorded upon receipt of necessary information, not to exceed one year from the date of acquisition. During the third quarter of 2007, goodwill was increased due to the purchase price adjustment of $563 thousand and adjustments to initial asset valuations amounting to $3.1 million based on more definitive information. The following table summarizes the currently estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

(in thousands)

Current assets		$371,574
Property, plant and equipment		263,400
Intangible assets not subject to amortization – trade names		360,000
In process research and development and backlog		1,700
Intangible assets subject to amortization (twenty-six year weighted-average useful life):
Customer relationships (thirty year weighted-average useful life)	$292,000
Technology (twelve year weighted-average useful life)	32,000	324,000

Other assets		3,243
Goodwill		991,673

Total assets acquired		2,315,590

Current liabilities		110,831
Other liabilities		77,057
Deferred income taxes		296,933

Total liabilities assumed		484,821

Net assets acquired		$1,830,769

In process research and development amounting to $1.0 million and backlog amounting to $0.7 million were expensed as of the acquisition date and included in cost of goods sold in the first quarter of 2007.

Included in current assets acquired are long-lived assets amounting to $10.4 million, classified as held for sale, related to certain electric motor service centers. In June 2007, the Company sold these electric motor service centers. The related assets and results of operations were not material to the Company’s financial statements.

The Company has executed its plan to exit the Madison, Indiana production facility, which was included in the acquisition. Anticipated costs include post-exit lease costs, inventory and equipment obsolescence, and involuntary employee termination costs. A liability of $7.2 million was accrued and classified in other current liabilities in the opening balance sheet. Exit costs amounting to $4.4 million have been paid and charged against the liability. The remaining balance of the liability was $2.8 million at September 29, 2007. The Company expects the remainder of the liability to be paid during the fourth quarter of 2007.

The table below presents summarized pro forma results of operations as if the acquisition had been effective at the beginning of the nine month period ended September 29, 2007 and the three and nine month periods ended September 30, 2006.

	Three Months Ended	Nine Months Ended
(in millions, except for per share data)	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006
Net sales	$478.5	$1,462.0	$1,394.7
Earnings before income taxes	28.8	114.6	84.3
Net earnings	18.2	73.3	53.1

Net earnings per common share - diluted	$0.40	$1.58	$1.15

NOTE C – Financial Derivatives

The Company has derivative contracts designated as commodity cash flow hedges with a fair value of $7.0 million recorded in other current assets at September 29, 2007, and a loss of $2.1 million recorded in other accrued expenses at December 30, 2006.

The amount recognized on commodity cash flow hedges reduced cost of sales by $1.4 million and $8.3 million in the third quarter of 2007 and 2006, respectively. The amount recognized as a reduction in cost of sales amounted to $4.0 million and $13.4 million in the first nine months of 2007 and 2006, respectively. The ineffective portion of the Company’s commodity cash flow hedges was not material during the third quarters or first nine months of 2007 or 2006. The Company expects that after-tax gains recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges totaling $4.2 million at September 29, 2007, will be recognized in cost of sales within the next fifteen months. The Company generally does not hedge forecasted transactions beyond 18 months.

The Company has interest rate swaps and collars designated as cash flow hedges that relate to variable rate long-term obligations. The notional amount is $350.0 million and matures on April 30, 2012. These instruments had a fair value loss of $4.8 million recorded in other current assets at September 29, 2007. Unrealized gains (losses) are recorded in accumulated other comprehensive income (loss).

NOTE D – Long-term Obligations

Long-term obligations are as follows:

(in thousands)	Interest Rate at Sep 29, 2007	Sep 29, 2007	Dec 30, 2006
Industrial Development Bonds:
Due in 2013, variable interest rate	3.970%	$2,025	$2,025
Notes payable to banks:
Term loan, variable interest rate	7.125%	842,000	—
Due Oct 25, 2009, variable interest rate	—	—	25,000
Due Sep 30, 2009, fixed interest rate	—	—	15,000
Due Jan 31, 2008, variable interest rate	—	—	43,000
Due Apr 15, 2008, variable interest rate	—	—	12,000
Senior unsecured notes, fixed interest rate	8.625%	550,000	—

		1,394,025	97,025
Less current maturities		8,420	—

		$1,385,605	$97,025

Maturities of long-term obligations are as follows: 2008 - $8.4 million; 2009 - $8.4 million; 2010 - $8.4 million; 2011 - $8.4 million; 2012 - $8.4 million; thereafter $1.35 billion.

Interest paid was $42.6 million and $1.4 million in third quarter 2007 and third quarter 2006, respectively. Interest paid during the first nine months of 2007 and 2006 was $60.3 million and $4.1 million, respectively.

On January 31, 2007, the Company refinanced all of its then existing bank debt with the term loans and senior unsecured notes in connection with the purchase of Reliance.

Term and Revolving Credit Loans

Interest on the term loan is due periodically based upon a variable adjusted London Inter-Bank Offered Rate (“LIBOR Rate”). Quarterly principal payments of $2.1 million are due beginning October 31, 2007, and continue through January 31, 2013, at which date the subsequent quarterly principal payments increase to $197.9 million through the loan due date of January 31, 2014.

Additional principal payments may be due based upon a prescribed annual excess cash flow calculation until such time as a prescribed total leverage ratio is achieved. Additional principal payments may also be due based upon the net available proceeds from the disposition of assets, a casualty event, an equity issuance or incurrence of additional debt.

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of September 29, 2007.

The revolving credit (“RC”) agreement provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. There were no outstanding revolving credit borrowings or swingline loans at September 29, 2007. A RC commitment fee is due quarterly at the annual rate of 0.375% on the unused amount of the RC commitment. At September 29, 2007, $13.8 million of LC’s were issued which reduces the aggregate LC and RC availability. LC participation fees of 1.75% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on any RC borrowings would be 1.75% plus LIBOR (5.375% at September 29, 2007) or prime (7.75% at September 29, 2007) plus 1.25% per annum.

The loans are collateralized by substantially all of the Company’s assets.

Senior Unsecured Notes

The fixed interest rate notes are general unsecured obligations of the Company, subordinated to the term and revolving credit loans described above and mature February 15, 2017. Interest is payable semi-annually in arrears on February 15 and August 15 commencing August 15, 2007.

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

Prior to the Company’s acquisition of Reliance, Rockwell determined actions by a small number of employees at certain of Reliance’s operations in one jurisdiction may have violated the Foreign Corrupt Practices Act (“FCPA”) or other applicable laws. Reliance does business in this jurisdiction with government owned enterprises or government owned enterprises evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Special outside counsel has been engaged by Rockwell to investigate the actions. Their review is ongoing. Rockwell voluntarily disclosed these actions to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) beginning in September 2006. Rockwell has agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues. If violations of the FCPA occurred, Rockwell and Reliance may be subject to consequences that could include fines, penalties, other costs and business-related impacts. Rockwell and Reliance could also face similar consequences from local authorities. The Company has been indemnified by Rockwell against government penalties arising from these potential violations. This indemnification covers only penalties and may not cover expenses incurred by the Company for future compliance.

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

NOTE F – Pension Plan and Other Postretirement Benefits

Substantially all union employees are covered by defined benefit pension plans and postretirement benefit plans. Estimated liabilities amounting to approximately $53.4 million are included in other liabilities on the balance sheet. Net periodic pension and other postretirement benefit costs include the following components for the three-month and nine-month periods ended September 29, 2007.

Pension Benefits
	Three Months Ended	Nine Months Ended
(in thousands)	Sep 29, 2007	Sep 29, 2007
Service cost	$72	$219
Interest cost	—	—
Expected return on assets	—	—
Amortization of prior service cost	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$72	$219

Other Postretirement Benefits
	Three Months Ended	Nine Months Ended
(in thousands)	Sep 29, 2007	Sep 29, 2007
Service cost	$36	$106
Interest cost	721	1,963
Expected return on assets	—	—
Amortization of prior service cost	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$757	$2,069

The Company expects to make no contributions to the pension plans in 2007 and expects to contribute $4.7 million to the postretirement benefit plan in 2007. For the three and nine months ended September 29, 2007, there were no contributions to the pension plans. The Company made contributions to the postretirement plan of approximately $2.3 million and $4.5 million for the three and nine months ended September 29, 2007, respectively.

NOTE G – Stock Plans

The 2006 Equity Incentive Plan authorizes the Company’s Board of Directors to grant: (a) stock appreciation rights, (b) restricted stock, (c) performance awards, (d) incentive stock options, (e) nonqualified stock options, and (f) stock units. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled and no further awards will be granted from those plans. The 2006 Plan is the only Plan under which awards can now be granted. A summary of the Company’s stock plans and summary details about each Plan as of September 29, 2007, follows.

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

A summary of option activity under the Plans during the nine month period ended September 29, 2007, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2006	2,003,976	$23.89
Granted	801,107	44.76
Exercised	(268,679)	20.63
Expired	(45,408)	31.40
Cancelled	—	—
Forfeited	—	—

Outstanding at September 29, 2007	2,490,996	30.82

Vested or expected to vest at September 29, 2007	2,379,106	30.07	6.8 years	$26,659
Exercisable at September 29, 2007	1,242,016	22.94	5.0 years	$22,228

The weighted-average grant-date fair value of options granted was $13.68 and $7.93 in the first nine months of 2007 and 2006, respectively. The total intrinsic value of options exercised was $5.2 million and $1.2 million during the first nine months of 2007 and 2006, respectively. The total fair value of options vested during the first nine months of 2007 and 2006 was $168,000 and $1.4 million, respectively.

As of September 29, 2007, there was $7.4 million of total unrecognized compensation cost related to non-vested options granted under the Plans expected to be recognized over a weighted-average period of 2.2 years.

A summary of non-vested stock unit activity under the Plans during the nine month period ended September 29, 2007, is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Non-vested at beginning of period	59,119	$32.42
Granted	61,016	39.72
Vested	(9,253)	33.27
Cancelled	(1,579)	33.23
Forfeited	—	—

Non-vested at end of period	109,303	36.37

The total fair value of stock units vested during the first nine months of 2007 was $308,000.

As of September 29, 2007, there was $2.1 million of total unrecognized compensation cost related to non-vested stock units granted under the Plans expected to be recognized over a weighted-average period of 1.3 years.

Listed in the table below are the weighted-average assumptions and the weighted-average remaining contractual life for options and stock units granted in the period indicated.

	Nine Months Ended
	Sep 29, 2007	Sep 30, 2006
Volatility	25.1%	23.0%
Risk-free interest rates	5.1%	4.9%
Dividend yields	1.5%	1.9%
Expected option life	6.4 years	6.0 years
Remaining contractual life	9.7 years	7.3 years

NOTE H – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS):

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006
Numerator:
Net earnings	$24,645	$12,182	$70,726	$35,946

Denominator Reconciliation:
Weighted-average shares – basic	45,880	32,277	44,261	32,590
Effect of dilutive securities – stock options and non-vested stock units	679	350	643	399

Weighted-average shares – diluted	46,559	32,627	44,904	32,989

Earnings per common share – basic	$0.54	$0.38	$1.60	$1.10
Earnings per common share – diluted	$0.53	$0.37	$1.58	$1.09

The total number of anti-dilutive securities excluded from the above calculations was 445,816 and 157,257 for the three month periods ended September 29, 2007, and September 30, 2006 respectively. The total number of anti-dilutive securities excluded from the above calculations was 445,916 and 183,017 for the nine month periods ended September 29, 2007, and September 30, 2006, respectively.

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

The following tables as of and for the three and nine months ended September 29, 2007, present condensed consolidating financial information for (a) Baldor Electric Company, which is the issuer and parent company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries.

Condensed Consolidating Statements of Earnings

(unaudited)

(in thousands)	Three Months Ended Sep 29, 2007
	Issuer/ Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$215,295	$228,885	$57,715	$(21,300)	$480,595
Cost of goods sold	163,002	154,660	39,846	(21,300)	336,208

Gross Profit	52,293	74,225	17,869	—	144,387
Selling and administrative expenses	34,031	35,043	8,119	—	77,193

Operating Profit	18,262	39,182	9,750	—	67,194
Other income, net	503	197	(590)	—	110
Interest expense	(28,526)	(189)	(106)	—	(28,821)
Equity in net earnings of subsidiaries	32,348	—	—	(32,348)	—

Earnings before Income Taxes	22,587	39,190	9,054	(32,348)	38,483
Provision for income taxes	(2,058)	14,624	1,272	—	13,838

Net Earnings	$24,645	$24,566	$7,782	$(32,348)	$24,645

(in thousands)	Nine Months Ended Sep 29, 2007
	Issuer/ Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net sales	$639,429	$645,055	$147,218	$(63,798)	$1,367,904
Cost of goods sold	480,441	437,819	107,909	(63,798)	962,371

Gross Profit	158,988	207,236	39,309	—	405,533
Selling and administrative expenses	98,716	95,748	22,632	—	217,096

Operating Profit	60,272	111,488	16,677	—	188,437
Other income, net	1,353	425	2	—	1,780
Interest expense	(79,017)	(439)	(277)	—	(79,733)
Equity in net earnings of subsidiaries	93,322	—	—	(93,322)	—

Earnings before Income Taxes	75,930	111,474	16,402	(93,322)	110,484
Provision for income taxes	5,204	31,813	2,741	—	39,758

Net Earnings	$70,726	$79,661	$13,661	$(93,322)	$70,726

Condensed Consolidating Balance Sheet

(unaudited)

(table data in thousands)	Sep 29, 2007
	Issuer/ Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$20,110	$4,954	$16,867	$—	$41,931
Accounts receivable, less allowances for doubtful accounts	128,240	111,486	55,299	—	295,025
Inventories:
Finished products	67,282	80,945	20,415	—	168,642
Work in process	16,673	35,928	4,668	—	57,269
Raw materials	66,083	54,547	18,226	—	138,856

	150,038	171,420	43,309	—	364,767
LIFO valuation adjustment	(43,690)	—	—	—	(43,690)

	106,348	171,420	43,309	—	321,077
Prepaid expenses	2,474	1,392	1,103	—	4,969
Other current assets	31,610	21,056	2,911	—	55,577

TOTAL CURRENT ASSETS	288,782	310,308	119,489	—	718,579
Property, Plant and Equipment
Land and improvements	6,852	10,437	1	—	17,290
Buildings and improvements	65,435	60,711	4,442	—	130,588
Machinery and equipment	335,017	190,625	18,260	—	543,902
Allowances for depreciation and amortization	(263,291)	(24,354)	(10,542)	—	(298,187)

NET PROPERTY, PLANT AND EQUIPMENT	144,013	237,419	12,161	—	393,593
Other Assets
Goodwill	63,043	969,312	—	—	1,032,355
Intangible assets, net of amortization	—	675,711	—	—	675,711
Other	1,814,643	—	(6,846)	(1,770,532)	37,265

TOTAL ASSETS	$2,310,481	$2,192,750	$124,804	$(1,770,532)	$2,857,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$40,612	$59,938	$13,492	$—	$114,042
Employee compensation	11,431	3,444	1,864	—	16,739
Profit sharing	12	12,813	146	—	12,971
Accrued warranty costs	5,460	2,990	543	—	8,993
Accrued insurance obligations	7,807	8,214	3	—	16,024
Accrued interest expense	16,078	—	—	—	16,078
Other accrued expenses	(4,509)	40,044	13,585	—	49,120
Income taxes payable	(22,636)	37,102	198	—	14,664
Current maturities of long-term obligations	8,420	—	—	—	8,420

TOTAL CURRENT LIABILITIES	62,675	164,545	29,831	—	257,051
Long-term obligations	1,385,605	—	—	—	1,385,605
Other liabilities	32,753	41,285	201	—	74,239
Deferred income taxes	28,866	311,391	(231)	—	340,026
Shareholders’ Equity
Common stock, $0.10 par value, issued	5,505	—	62,073	(62,073)	5,505
Additional paid-in capital	528,707	1,595,499	2,777	(1,598,276)	528,707
Retained earnings	450,732	79,661	24,064	(103,725)	450,732
Accumulated other comprehensive income (loss)	8,119	369	6,089	(6,458)	8,119
Treasury stock, at cost:	(192,481)	—	—	—	(192,481)

TOTAL SHAREHOLDERS’ EQUITY	800,582	1,675,529	95,003	(1,770,532)	800,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,310,481	$2,192,750	$124,804	$(1,770,532)	$2,857,503

Condensed Consolidating Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended Sep 29, 2007
	Issuer/ Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Net earnings	$70,726	$79,661	$13,661	$(93,322)	$70,726
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Gains on sales of marketable securities	(32)	—	—	—	(32)
(Gains) Losses on sales of assets	(700)	220	119	—	(361)
Depreciation	13,157	24,380	1,373	—	38,910
Amortization	4,381	9,989	20	—	14,390
Deferred income taxes	(1,620)	(6,277)	(315)	—	(8,212)
Share-based compensation expense	2,849	1,212	—	—	4,061
Equity in net earnings of subsidiaries	(93,322)	—	—	93,322	—
Cash provided (used) by changes in operating assets and liabilities:
Receivables	(19,523)	(14,477)	(8,834)	—	(42,834)
Inventories	(3,596)	(194)	(2,589)	—	(6,379)
Other current assets	(7,848)	4,989	(146)	—	(3,005)
Accounts payable	(743)	23,456	(5,993)	—	16,720
Accrued expenses and other liabilities	(17,346)	20,862	3,757	—	7,273
Income taxes recoverable	4,050	—	—	—	4,050
Income taxes payable	(21,431)	35,312	1,675		15,556
Other assets, net	(18,459)	18,728	4,672	—	4,941

Net cash provided by operating activities	(89,457)	197,861	7,400	—	115,804

Investing activities:
Property, plant and equipment purchases	(13,837)	(8,835)	(802)	—	(23,474)
Property, plant and equipment sales proceeds	1,788	1,111	(1)	—	2,898
Marketable securities sales proceeds	23,034	—	—	—	23,034
Acquisitions (net of cash acquired)	(1,771,275)	(666)	6,510	—	(1,765,431)
Divestiture	49,886	—	—	—	49,886

Net cash (used in) provided by investing activities	(1,710,404)	(8,390)	5,707	—	(1,713,087)

Financing activities:
Long-term obligation borrowings	1,550,000	—	—	—	1,550,000
Long-term obligation principal payments	(253,000)	—	—	—	(253,000)
Debt issuance costs	(30,519)	—	—	—	(30,519)
Proceeds from common stock issued, net of issuance costs	379,857	—	—	—	379,857
Dividends paid	(23,375)	—	—	—	(23,375)
Proceeds from exercise of stock options	7,602	—	—	—	7,602
Excess tax benefits on share-based payments	536	—	—	—	536
Intercompany cash transfers	184,517	(184,517)	—	—	—
Net decrease in bank overdrafts	(4,624)	—	—	—	(4,624)

Net cash provided by (used in) financing activities	1,810,994	(184,517)	—	—	1,626,477

Net increase in cash and cash equivalents	11,133	4,954	13,107	—	29,194
Beginning cash and cash equivalents	8,976	—	3,761	—	12,737

Ending cash and cash equivalents	$20,109	$4,954	$16,868	$—	$41,931

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

Overview

Baldor is a leading manufacturer of industrial electric motors, drives, generators, and other power transmission products, currently supplying over 9,500 customers in more than 160 industries. Our products are sold to a diverse customer base consisting of original equipment manufacturers and distributors serving markets in the United States and throughout the world. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive total cost of ownership, which takes into account initial product cost, product life, maintenance costs and energy consumption.

On January 31, 2007, Baldor completed the acquisition of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors, and other power transmission products. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.83 billion, consisting of $1.76 billion in cash and 1.58 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006. The cash portion of the purchase price was funded with proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, proceeds from the issuance of $550.0 million principal amount of 8.625% senior notes due 2017, and borrowings of $1.0 billion under a new $1.2 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Proceeds from the over-allotment offering of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

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

We are not dependent on any one industry or customer for our financial performance, and no single customer represented more than 10% of our net sales for the quarters or nine-month periods ended September 29, 2007, and September 30, 2006. For the quarters ended September 29, 2007, and September 30, 2006, approximately 51% of our domestic net sales were generated through distributors and represented primarily sales of replacement products. Domestic sales to OEMs were approximately 49% for the same periods. OEMs primarily use our products in new installations. This expands our installed base and leads to replacement product sales by distributors in the future.

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

Results of Operations

Third quarter 2007 compared to third quarter 2006

Total sales for the quarter increased 125.7% to $480.6 million, compared to $212.9 million in the third quarter of 2006. Third quarter 2007 sales included $257.8 million related to the inclusion of Reliance results of operations beginning February 1, 2007. Sales of industrial electric motor products grew 78.1% for the quarter as compared to third quarter 2006. Industrial electric motors comprised 61.1% of total sales for the quarter compared to 77.5% for the third quarter of 2006. During third quarter 2007, sales of generator products decreased 5.6% from third quarter 2006 and comprised 2.6% of total sales for the current quarter compared to 6.1% for the same period last year. Sales of drives and motion control products increased 8.5% from third quarter 2006 and accounted for 6.6% of total sales compared to 13.7% in third quarter 2006. Motors, drives and generator products each declined as a percentage of total sales in third quarter 2007 due to increased sales of other power transmission products, primarily resulting from the acquisition of Reliance. Mounted bearings, gearing, and other power transmission products accounted for approximately 29.2% of total sales for the third quarter of 2007, compared to 2.7% for the same period last year. Third quarter growth was led by strong sales in agriculture, industrial air conditioning, compressor, and conveyor applications. Sales of premium-efficient motors continue to grow at a faster pace than standard-efficiency motors, as more customers realize the energy cost savings that can be achieved through high-efficiency motors.

Gross profit was 30.0% in third quarter 2007 compared to 25.6% in third quarter 2006. Our continued focus on product design improvements, along with a modest price increase on our products, helped to offset higher raw materials prices. These initiatives along with increased sales volume resulted in improved gross profit for the quarter when compared to third quarter 2006.

Operating profit improved to 14.0% from 9.7% in third quarter 2006. Our ability to support increased revenues without the addition of significant selling and administrative costs, combined with improvement in gross profit, resulted in increased operating profit.

Interest expense increased $27.1 million over third quarter 2006 as a result of additional borrowings related to the acquisition of Reliance. We repaid $33.0 million of the acquisition debt in third quarter 2007 which will reduce interest expense in future periods. Pre-tax earnings of $38.5 million for the quarter were up 97.6% compared to third quarter 2006 earnings of $19.5 million.

Net earnings of $24.6 million for the quarter were up 102.3% from third quarter 2006 earnings of $12.2 million. Diluted earnings per common share grew by 43.2% to $0.53 compared to $0.37 in third quarter 2006. The tax rate for third quarter 2007 was 36.0% compared to 36.9% in the same period last year. Average diluted outstanding shares was 46,558,916 for the third quarter of 2007 compared to 32,627,414 for third quarter 2006. The increase in outstanding shares was primarily attributable to shares issued in connection with the acquisition of Reliance.

Nine months ended September 29, 2007 versus nine months ended September 30, 2006

Total sales for the first nine months of 2007 increased 123.9% to $1,367.9 million compared to $610.8 million in the first nine months of 2006. Sales for the first nine months of 2007 included $705.2 million related to the inclusion of Reliance results of operations beginning February 1, 2007. Sales of industrial electric motor products grew 77.1% for the first nine months of 2007 as compared to the first nine months of 2006. Industrial electric motors comprised 61.4% of total sales for the first nine months of 2007 compared to 77.6% for the same period last year. During the first nine months of 2007, sales of generator products increased 9.2% from the first nine months of 2006 and comprised 2.6% of total sales compared to 5.4% for the same period last year. Sales of drives and motion control products increased 11.0% and accounted for 6.9% of total sales compared to 13.9% for the first nine months of 2006. Motors, drives and generator products each declined as a percentage of total sales in 2007 due to increased sales of other power transmission products, partially resulting from the acquisition of Reliance. Mounted bearings, gearing, and other power transmission products accounted for approximately 26.7% of total sales for the first nine months of 2007 compared to 3.1% for the same period of 2006.

Gross profit improved to 29.6% for the first nine months of 2007 compared to 26.3% for the first nine months of 2006. Included in the first nine months of 2007 cost of sales was first quarter expense of $1.7 million related to in-process research and development costs and backlog included in the acquisition of Reliance.

Operating profit improved to 13.8% from 9.9% in first nine months of 2006. Improvement in gross profit combined with additional leverage of selling and administrative costs resulted in operating profit growth for the first nine months of 2007 when compared to the same period last year.

Interest expense increased $75.2 million over the first nine months of 2006 as a result of additional outstanding borrowings related to the acquisition of Reliance. During the first nine months of 2007, we repaid $158.0 million of the acquisition debt. Pre-tax earnings of $110.5 million for the nine month period were up 93.9% from $57.0 million for the first nine months of 2006.

Net earnings of $70.7 million for the first nine months of 2007 were up 96.8% from the first nine months of 2006 earnings of $35.9 million. Diluted earnings per common share grew 45.0% to $1.58 compared to $1.09 in the same period of 2006. The average number of diluted outstanding shares increased to 44,904,331 for the first nine months of 2007 compared to 32,988,590 for same period 2006, primarily resulting from shares issued as part of the funding of the acquisition of Reliance on January 31, 2007. The effective tax rate for the first nine months of 2007 was 36.0% compared to 36.9% in the same period last year.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources: Working capital amounted to $461.5 million at September 29, 2007, increasing 117.1% from $212.6 million at December 30, 2006. This increase was due to the addition of working capital acquired in the acquisition of Reliance along with normal fluctuations related to increased sales in the first nine months of 2007.

Liquidity was supported by cash flows from operations of $114.9 million in the first nine months of 2007 as compared to $40.2 million in the first nine months of 2006. Operating cash flows increased due to the inclusion of Reliance results of operations beginning February 1, 2007, and normal fluctuations in operating assets and liabilities related to overall results of operations.

In the first nine months of 2007, we utilized cash flows from operations to fund property, plant and equipment additions of $23.5 million, pay dividends of $23.4 million to our shareholders, and fund $61.6 million of the $158.0 million in debt repayments made subsequent to the acquisition. Net cash used in investing activities was $1.71 billion in the first nine months of 2007 compared to $5.9 million in the first nine months of 2006. The change was primarily related to the $1.76 billion (net of cash acquired) used to acquire Reliance on January 31, 2007. The acquisition was funded with proceeds from the issuance of Baldor common stock and borrowings under our term loan and senior unsecured notes. Accordingly, net cash provided by financing activities of

$1.63 billion in the first nine months of 2007 was primarily related to proceeds from new debt incurred (net of repayments to date) and equity issued in the acquisition of Reliance less dividends paid to shareholders. Net cash used in financing activities of $30.2 million for the first nine months of 2006 was primarily related to dividends paid of $16.3 million and common stock repurchases of $38.5 million.

Total outstanding long-term debt was $1.39 billion at September 29, 2007, compared to $97.0 million at December 30, 2006. In conjunction with our acquisition of Reliance on January 31, 2007, we borrowed a total of $1.55 billion under our senior secured credit facility and senior unsecured notes. A portion of the proceeds from new borrowings were utilized to repay $95.0 million of long-term debt that existed at December 30, 2006. During the first nine months of 2007, we repaid $158.0 million of the new debt. These repayments were funded with proceeds of $46.5 million from the issuance of 1,430,882 shares of the Company’s common stock resulting from the exercise of an over-allotment option related to the common stock issued in funding the acquisition of Reliance, proceeds of $49.9 million from the sale of certain electric motor service centers, and approximately $61.6 million from operating cash flows.

Contractual obligations related to the long-term debt, including scheduled principal reductions and interest, are: $115.1 million due in less than 1 year; $228.3 million due in one to three years; $226.0 million due in three to five years; and $1.62 billion due in more than five years.

Our principal sources of liquidity are operating cash flows and the $200.0 million revolving credit portion of our senior secured credit facility. Accordingly, we are dependent, in part, on continued demand for our products as well as collectability of receivables from our customers. Our broad base of customers, industries and geographic areas served, as well as our favorable position in the marketplace, ensure that fluctuations in a particular customer’s or industry’s business will not have a material effect on our sales or collectability of receivables. We expect that ongoing requirements for debt service, operations, capital expenditures and dividends will be funded from these sources. At September 29, 2007, there were no outstanding borrowings on the revolver and there were $13.8 million of Letters of Credit issued against the revolving credit availability.

Dividend Policy: Dividends paid to shareholders amounted to $0.51 per common share in the first nine months of 2007 compared to $0.50 per common share in first nine months 2006. The objective is for shareholders to receive dividends while also participating in Baldor’s growth. Terms of our credit agreement and indenture related to financing the acquisition of Reliance limit our ability to increase dividends in the future.

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

Inventories: Inventories are valued at the lower of cost or market, with cost being determined principally by the last-in, first-out (LIFO) method, except for non-U.S. inventories, which are determined using the lower of the first-in, first-out (FIFO) method or market. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The net realizable value of inventory is reviewed on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions differ from those projected by management, adjustments to inventory values may be required.

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

Goodwill and Indefinite Lived Intangibles: Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross profit, operating expenses, interest, capital expenditures, cash flow, and market assumptions are inherent in these estimates. Use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate which could ultimately result in the recognition of impairment charges in the financial statements. We utilize various assumption scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it would negatively impact our results of operations and financial position. We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant an additional analysis. At September 29, 2007, goodwill amounted to $1.03 billion, including $969.3 million related to the acquisition of Reliance.

Share-Based Compensation: The Company has share-based compensation plans, which are described more fully in NOTE G – Stock Plans. Compensation expense is recognized using the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123(R), “Share-Based Payments”.

FAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The fair value of the options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; (3) dividend yields are based on Baldor’s dividend yield published in the Wall Street Journal or provided by a third-party on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding and is estimated based on historical experience. Assumptions used in the fair-value valuation are periodically monitored and adjusted to reflect current developments.

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

Baldor’s interest rate risk is primarily related to long-term debt. As a result of the acquisition of Reliance, the Company has a senior secured credit facility which bears interest at variable rates. Additionally, the Company’s long-term obligations include senior unsecured notes totalling $550.0 million which bear interest at a fixed rate of 8.625%. The Company utilizes various interest rate hedge instruments to manage its future exposure to interest rate risk on a portion of the variable rate obligations. Critical terms (notional amount, interest reset dates, and underlying index) of the hedge instruments coincide with those of the credit facility. Consequently, the hedges are expected to offset changes in the expected cash flows due to fluctuations in the interest rate over the term of the hedge instrument. Details regarding the instruments as of September 29, 2007, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
Swap	$250.0 million	April 30, 2012	5.12%	LIBOR	$(3.78) million
Collar	$100.0 million	April 30, 2012	LIBOR	LIBOR –Floor 4.29%; Cap 6.50%	$(1.03) million

(1)	LIBOR is determined each reset date based on London and New York business days. Floating rates used in instruments are matched exactly to floating rate in credit agreement.
(2)	Fair value is an estimated amount that the Company would have received (paid) at September 29, 2007, to terminate the agreement.

Based on the outstanding balance of the senior secured credit facility, the Company’s interest rate elections under the credit agreement and interest rate hedges at September 29, 2007, a 1.0% movement in interest rates would not have a significant impact on interest expense for the remainder of 2007.

Baldor’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high-quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of customers’ financial conditions and generally does not require collateral. No single customer represents more than 10% of net accounts receivable for any period presented in this quarterly report. Foreign affiliates generally conduct business in their respective local currencies which minimizes exposure to foreign currency risk. The Company continues to monitor the effects of foreign currency exchange rates and will utilize foreign currency hedges where appropriate.

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

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007, certain information included in the Company’s consolidated financial statements for the quarter and nine months ended September 29, 2007, was obtained from accounting and information systems utilized by Reliance that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. Additionally, there have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, these controls.

Item 4T.	Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended September 29, 2007, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #7 Jul 1, 2007 – Jul 28, 2007	410	$51.08	—	1,451,623
Month #8 Jul 29, 2007 – Aug 25, 2007	988	$45.60	—	1,451,623
Month #9 Aug 26, 2007 – Sep 29, 2007	3,299	$40.92	—	1,451,623

Total	4,697	$42.79	—	1,451,623

(1)	Consists only of shares received from trades for payment of the exercise price or tax liability on stock option exercises, neither of which reduces the number of shares available under the share repurchase program.

During the third quarter of 2007, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Manager equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

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

BALDOR ELECTRIC COMPANY
(Registrant)

Date:	November 8, 2007	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
President, Chief Operating Officer, and Secretary
(on behalf of the Registrant)

Date:	November 8, 2007	By:	/s/ George E. Moschner
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