Form 10-K
period 2007-12-29
BALDOR ELECTRIC CO
filed 2008-03-12
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant based on the closing price on June 30, 2007, was $2,092,830,223.

At March 10, 2008, there were 45,991,143 shares of the registrant’s common stock outstanding.

Forward-looking Statements

This annual report, the documents incorporated by reference into this annual report, and other written reports and oral statements made from time to time by Baldor and its representatives may contain statements that are forward-looking. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “estimate”, “believe”, “will”, “intend”, “expect”, “may”, “could”, “future”, “susceptible”, “unforeseen”, “anticipate”, “would”, “subject to”, “depend”, “uncertainties”, “predict”, “can”, “expectations”, “if”, “unpredictable”, “unknown”, “pending”, “assumes”, “continued”, “ongoing”, “assumption”, or any grammatical forms of these words or other similar words) are based on our current expectations and are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those more fully described in “Risk Factors”.

PART I

Item 1.	Business

General

Baldor Electric Company (“Baldor” or the “Company”) is a leading marketer, designer, and manufacturer of industrial electric motors, power transmission products, drives, and generators, currently supplying over 9,500 customers in more than 160 industries. Our products are sold to original equipment manufacturers (“OEM”) and distributors serving markets in the United States and throughout the world. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive total cost of ownership, which takes into account initial product cost, product life, maintenance costs and energy consumption. We estimate that the initial purchase price and lifetime maintenance costs of a typical electric motor represent approximately 2% of the cost of the electricity consumed by a motor run continuously over its lifetime. Due to high energy prices, our customers increasingly base their purchasing decisions on the energy efficiency of our motors and other products, rather than on the purchase price alone.

On January 31, 2007, Baldor completed the acquisition of the Reliance Electric business (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors and other power transmission products sold under the Reliance and Dodge brand names. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings.

Our Competitive Strengths

We believe that we are well positioned in the markets in which we compete based on the following competitive strengths.

•	Excellent reputation and strong brand name preference.

The Baldor®, Baldor•Reliance®, and Dodge® brand names are associated with high-quality innovative products, engineering expertise, excellent customer service, and an overall leadership position in the industry. Baldor, Reliance, and Dodge were founded in 1920, 1904 and 1878, respectively. Baldor was the preferred brand in 19 of 21 independent surveys of industrial electric motor users conducted over the past five years.

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

During the year ended December 29, 2007, our products were sold to more than 4,000 OEMs and 5,000 distributors across a wide variety of end markets. On average, Baldor’s top 20 customers in 2007 have been doing business with us for 22 years. For 2007 approximately half of our sales were to OEMs and half were to distributors. We believe that the different purchasing patterns among our customers in the various end markets served allow us to reduce the overall sensitivity of demand for our products due to changes in the economy. Also, we believe our large installed base and specification of our products by leading OEMs on original equipment creates significant replacement demand.

•	Robust product development.

Since inception, Baldor has introduced many innovative products, including our Super-E® branded line of premium energy efficient motors. We estimate that the initial purchase price and lifetime maintenance costs of a typical electric motor represent approximately 2% of the cost of the electricity required by a motor being operated continuously over its lifetime. For example, the energy cost of a typical 100 horsepower motor run continuously can exceed $25,000 annually. In addition, our recently developed H2® and V*S® inverter drives have been designed to be the most reliable, easy to use, and efficient drives available in the market. The Dodge brand power transmission products are also recognized for innovation. For example, customers are able to configure Dodge bearings with (i) a Grip-Tite® feature that allows it to be easily attached to standard sized shafts, (ii) an EZ-KLEEN® feature that seals the bearing in order to allow a wash-down application, and (iii) an air-handling bearing that provides ultra quiet, high-speed operation.

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

Our senior management team has significant experience in industrial manufacturing, marketing and sales through a range of economic conditions. The members of our senior management team have been with us on average for over 20 years and are dedicated to the success of our Company.

Our Strategy

Our mission is to be the best (as determined by our customers) marketers, designers and manufacturers of industrial electric motors, power transmission products, drives and generators. Our strategies to achieve our mission include:

•	Leverage existing customer relationships and realize cross-selling opportunities.

Our product portfolio extends to each level of the power train that facilitates the conversion of power to motion. This comprehensive product offering allows us to continuously strengthen our relationships with customers and enhance our ability to obtain additional business.

•	Continuous product development.

We continually evaluate our products to find ways to improve performance and reduce the material content needed to meet our customers’ demands. On average, we release 250 new product line additions a year and approximately 25% of our annual sales in each of the past five years were from newly developed products, defined as products developed in the prior five year period.

•	Pursue growth opportunities.

We believe the end-markets we serve provide attractive growth opportunities. We expect to continually develop new products and enhance existing products to meet customers’ end-use applications. In addition we intend to expand our global reach by capitalizing on high-growth regions such as China with our broadened product offering, local service and support, and manufacturing capabilities.

•	Reduce financial leverage.

We intend to steadily reduce our long-term debt with cash flow generated from operations.

Products

•

Motors. Our motor products have a reputation of being premium products in the markets we serve. Our industrial motor product line includes both AC and DC electric motors. Our AC motors range in size from subfractional to 15,000 horsepower and our DC motors range from subfractional to 3,000 horsepower. Our motors are used in a wide variety of essential applications, including unit handling (conveyors and other material handling equipment), air handling (fans and blowers), and fluid handling (pumps). Our motors are used in many industries, including agriculture, chemical, food and beverage, machinery manufacturing, petroleum exploration and production, medical equipment, mining, paper and packaging, semiconductor manufacturing, military, and water supply. We believe that this diversification across industries allows us to be less dependent on any particular industry or customer segment. We also manufacture gear motors and speed reducers.

Our motors are designed as both stock and custom products. Stock motors represented approximately 56% of our domestic motor sales for 2007 and are available for immediate shipment. Custom motors are built to customer specifications and are typically built and shipped within 2-3 weeks of order entry.

•

Mechanical power transmission products. Dodge brand power transmission products include mounted bearings, enclosed shaft mount, helical and worm gearing, and other power transmission components such as bushings, sheaves and conveyor pulleys. Our mechanical power transmission products are used in many applications and industries, including mining, petroleum, aggregate, unit handling, power generation, and package handling.

•

Drives. Drives are electronic controls used to adjust the speed and torque of an electric motor to match an end application. We also make a line of drives, such as linear and rotary servo motors and motion control products, which are used to automate manual processes. Generally, our industrial drives and motion control products are used in the same industries and applications as our motors.

•

Generators. Our generator product line ranges from 1.3 kilowatts to 2.0 megawatts, and includes portable generators, industrial towable generators, mobile light towers, emergency and standby generators, prime power generators and peak-shaving generators. We sell our generators to motor distributors and specialty distributors in a variety of industries, including agriculture, construction, equipment rental, military, municipal, and telecom.

Manufacturing

We manufacture substantially all of the products we sell, including many of the components used in our products, such as laminations, stamped steel parts, and aluminum die castings. In addition to manufacturing components, our motor manufacturing operations include machining, welding, winding, assembling, and finishing operations. Manufacturing many of our own components permits us to better manage cost, quality, and availability. Our Flex Flow™ manufacturing process enables us to provide short lead times.

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

Sales and Marketing

Our products are marketed throughout the United States and in more than 60 foreign countries. Our field sales organization, comprised of independent manufacturer’s representatives and Baldor sales personnel, is located in more than 70 offices, which includes 40 locations in North America.

Custom products and stock products are sold to OEMs and to independent distributors for resale, often as replacement components in industrial machinery that is being modernized or upgraded for improved performance.

International Sales

Our products are distributed in more than 60 foreign countries, principally in Canada, Mexico, Europe, Australia, the Far East, and Latin America. We have manufacturing facilities in Canada, England, China, and Mexico. For information concerning our foreign operations, see Note N - Foreign Operations to our consolidated financial statements contained herein.

Competition

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

Research and Engineering

Our design and development of electric motors, power transmission products, drives and generators include the development of products, which extend our product lines, the modification of existing products to meet new application requirements, and research in fields of emerging technologies. New products are typically the result of customer driven application requirements, enhancing current product performance or the development of a complete new product solution. Additional development work is performed to improve production methods. Costs associated with research, new product development, and product and cost improvements are expensed when incurred and amounted to approximately $34.3 million in 2007, $25.0 million in 2006, and $24.4 million in 2005. On average, we release 250 new product line additions a year and approximately 25% of our annual sales in each of the past five years were from newly developed products, defined as products developed in the prior five year period.

Emerging technology development is conducted in our Advanced Technology Labs located in Cleveland, Ohio.

Intellectual Property

We rely on a combination of patents, trademarks, copyright and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in our industry. With the exception of our brand names, we do not believe any single patent, trademark or trade name is material to our business as a whole. Some of our trademarks include: Baldor, Baldor•Reliance, Reliance Electric, Dodge, Super-E, H2, Flex Flow, MINT®, CST® and Torque-Arm®.

Environmental Matters

We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing discharge of pollutants into the air or water, management and disposal of hazardous substances and wastes and responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Many of our operations require environmental permits and controls to prevent and limit air and water pollution. These permits contain terms and conditions that impose limitations on our manufacturing activities, production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We are also subject to the federal Occupational Health and Safety Act and similar state and foreign laws which impose requirements and standards of conduct on our operations for the health and safety of our workers. We periodically review our operations, procedures and policies for compliance with environmental and health and safety requirements. We believe that our operations generally comply with applicable environmental regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance.

Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the entire cost of investigation or remediation of contaminated sites upon the current site owners, the site owners and operators at the time the contamination occurred, and upon parties who generated waste or transported or sent this waste to an off-site facility for treatment or disposal, regardless of whether the owner owned the site at the time of the release of the hazardous substances or the lawfulness of the original waste disposal activity. As a practical matter, however, the costs of investigation and remediation are generally allocated among the viable responsible parties on some form of equitable basis. There is or could be contamination at some of our current or formerly owned or operated facilities, primarily related to historical operations at those sites, for which we could be liable under applicable environmental laws. Thus far, compliance with environmental requirements and resolution of environmental claims has been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition.

Prior to Baldor’s acquisition of Reliance, Reliance had been designated as a potentially responsible party at four Superfund sites. We estimate the highest reasonably possible costs that could be incurred for the remediation of these Superfund sites to be $200,000 as of December 29, 2007.

Reliance is indemnified by Exxon Mobil Corporation (“Exxon”) for substantially all costs associated with environmental matters of Federal Pacific Electric Company, a non-operating subsidiary of Reliance. This indemnity right has been transferred to Rockwell, and Rockwell has agreed to indemnify Baldor with respect to costs associated with environmental claims of Federal Pacific Electric Company. The indemnification agreement covers claims for which Reliance gave notice to Exxon before December 29, 2006. We also face certain environmental claims associated with other discontinued and former operations of Reliance, including the ongoing remediation of a former Toledo-Scale manufacturing facility located in Orlando, Florida. Prior to the acquisition, Reliance began implementing a cleanup pursuant to a Consent Order with the Florida Department of Environmental Protection. Rockwell has agreed to indemnify us for these environmental matters related to the Orlando, Florida, facility.

Employees

As of January 31, 2008, we had approximately 8,083 employees, including 429 part-time employees, and 132 employees covered by a collective bargaining agreement.

Executive Officers of the Registrant

Information regarding executive officers is contained herein under Part III—Item 10.

Access to Filings on Company Website

Baldor makes available its Forms 10-K, 10-Q, 8-K, and amendments thereto, on our corporate website when filed with, or furnished to the SEC. These filings, along with Baldor’s Annual Reports to Shareholders, Proxy Statements, Code of Ethics for Certain Executives, and certain other corporate governance documents may be viewed online free of charge by accessing our website at www.baldor.com and selecting the Investor Relations section.

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

We rely on independent distributors and the loss of these distributors would adversely affect our business. In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We are supported by an extensive distribution network, with over 10,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamics in our industry. Industrial distributors play a significant role in determining which of our products are stocked, and therefore are readily accessible to end-users, and the price at which our products are sold. During the years ended December 29, 2007, December 30, 2006, and December 31, 2005, the portion of domestic net sales generated through distributors amounted to approximately 49%, 48%, and 50%, respectively. Most of the distributors with whom we transact business also offer products and services of our competitors to our customers. In addition, the distribution agreements we have are typically not exclusive and are cancelable by the distributor after a short notice period. Impairment of our relationship with our distributors, loss of a substantial number of these distributors, or an increase in distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

We are subject to the risks of doing business outside of the United States. Future growth rates and success of our business depend in part on continued growth in our non-U.S. operations. We have both sales and manufacturing operations outside the United States. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political and economic instability, changes in local governmental laws, regulations and policies, including those related to tariffs, investments, taxation, exchange controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws affecting our activities abroad. While these factors and the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results. Prior to Baldor’s acquisition of Reliance, Rockwell disclosed potential violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) in connection with certain of Reliance’s foreign operations. We have been indemnified by Rockwell against government penalties arising from these potential violations, but this indemnification is subject to limitations and there can be no assurance that Rockwell will be able to pay on the indemnity at the time we make a claim against the indemnity. Our foreign operations may be adversely affected by the change in business practices made necessary by the FCPA. In addition, prior to Baldor’s acquisition of Reliance, Rockwell disclosed potential violations by Reliance of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”.) Rockwell is not required to indemnify Baldor for these potential violations and if violations are found to have occurred, we may be subject to fines, penalties, other costs, loss of ability to do business with the U.S. government or other business related impacts which could adversely affect our business, financial condition or operating results. See “Item 3 – Legal Proceedings.”

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

Our future results may be affected by various legal and regulatory proceedings. From time to time, we are party to legal and regulatory proceedings in the normal course of business. We have been named as defendants in lawsuits alleging personal injury as a result of exposure to asbestos. The outcome of legal proceedings could differ from our expectations since the outcomes of litigation, including regulatory matters, and our ability to collect from our insurers or on indemnities from third parties, are sometimes difficult to predict. As a result, we could be required to change current estimates of liabilities as litigation matters develop. Changes in these estimates or changes in our business as a result of legal and regulatory proceedings could have an adverse effect on our results of operations.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine these have become impaired in the future, net income could be adversely affected. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of trademarks. At December 29, 2007, goodwill and other indefinite-lived intangibles totaled $1,378.5 million, most of which arose from our acquisition of Reliance. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements.

Our future results may be affected by environmental, health and safety laws, and regulations. We are subject to various laws and regulations relating to the protection of the environment and human health and safety and have incurred and will continue to incur capital and other expenditures to comply with those regulations. Failure to comply with certain regulations could subject us to future liabilities, fines or penalties or the suspension of production. In addition, we incur, in the normal course of business, various remediation expenses related to our manufacturing sites, none of which is expected to be material. If remediation obligations were to increase beyond our expectations or if we incurred fines, penalties, or suspension of production, future results could be adversely affected. Prior to Baldor’s acquisition of Reliance, Reliance had been named as a potentially responsible party at environmental clean-up sites, and may be so named in the future as well and the costs associated with these current and future sites may be significant. We have been indemnified by Rockwell against environmental liabilities relating to certain properties that had been formerly owned or operated by Reliance but this indemnification is subject to limitations and there can be no assurance that Rockwell will be able to pay on the indemnity at the time we make a claim against the indemnity.

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

Our balance sheet includes significant long-term debt. If we are unable to service our debt and meet financial covenants, we could be adversely affected. We substantially increased our leverage to finance the acquisition of Reliance. In January 2007, we borrowed $1.6 billion under a new senior secured credit facility and a new senior note agreement. The increased indebtedness may reduce our flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs because we will require additional funds to service our indebtedness. In addition, financial and other covenants related to the financing will limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our failure to comply with these covenants could result in an event of default that, if not waived or cured, could result in the acceleration of all our indebtedness.

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

Location	Primary Use	Area (Sq. Ft.)
Fort Smith, AR	AC motor production Distribution and service center Administration and engineering offices Aluminum die casting Drives production center	384,969 208,000 90,341 79,330 162,000

St. Louis, MO	Metal stamping and engineering toolroom	187,385

Columbus, MS	AC motor production	304,000	(a)

Westville, OK	AC and DC motor production	207,250

Fort Mill, SC	DC motor, AC motor, and tachometer production	108,000

Clarksville, AR	Subfractional AC and DC motors, gear motors, worm-gear speed reducers, and tachometer production	165,735	(a)

Ozark, AR	AC motor production	151,783

Athens, GA	Small and medium AC motor production	364,000	(a)

Gainesville, GA	Specialty, variable speed motors and small and medium AC and DC motor production for the electrical business	212,000	(a)

Kings Mountain, NC	Large AC, large DC, mining and hermetic motor production	237,000	(a)

Asheville, NC	Couplings, bushings and sheaves production	166,000	(a)

Belton, SC	Enclosed worm and helical gearing production	122,000

Clio, SC	Conveyor pulleys Torque Arm motor mounts and bearing take-up frames production	165,400

Columbus, IN	Clutch/brake modules, enclosed helical and custom gearing, large-bore roller and Sleevoil hydrodynamic bearings production	220,000	(a)

Greenville, SC	Shaft mount and concentric gear reducers production	239,000	(a)

Marion, NC	Mounted roller bearings production	174,000

Rogersville, TN	Mounted ball bearings and plain bearings production	221,000	(a)

Greenville, SC	Administrative and engineering offices	111,500

Cleveland, OH	Advanced Technology Research & Development Laboratory	6,300	(a)

Three other domestic locations	Metal stamping and motor, drives, and generator production	398,604

23 foreign locations	Sales and distribution centers, motors, electronic controls, and power transmission production	407,767	(b)

		5,093,364

(a)	This property is leased.
(b)	Of this amount, approximately 278,000 sq. ft. is leased.

We also have approximately 380,000 sq. ft. of owned space available for expansion which is currently leased to outside firms.

Item 3.	Legal Proceedings

The Company is or may be a party to various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to product liability, workers compensation, intellectual property, employment, and contract matters.

The Company has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of its products many years ago. Currently, there are hundreds of claimants in lawsuits that name the Company as a defendant, together with hundreds of other companies. The great bulk of the complaints, however, do not identify any of the Company’s products or specify which of these claimants, if any, were exposed to asbestos attributable to the Company’s products; and past experience has shown that the vast majority of the claimants will never identify any of the Company’s products. For those claimants who do show that they worked with the Company’s products, the Company believes it has meritorious defenses, in substantial part due to the lack of asbestos in the Company’s products, the integrity of its products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants.

As a result of an internal review, Rockwell determined during the fourth quarter of 2006 that actions by a small number of employees at certain of Reliance’s operations in one jurisdiction may have violated the FCPA or other applicable laws. Reliance did business in this jurisdiction with government owned enterprises or government owned enterprises that are evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Special outside counsel has been engaged by Rockwell to investigate the actions and report to Rockwell’s Audit Committee. Their review is ongoing.

Rockwell voluntarily disclosed these actions to the U.S. Department of Justice (“DOJ”) and the SEC beginning in September 2006. Rockwell and Reliance implemented thorough remedial measures, and are cooperating on these issues with the DOJ and SEC. Rockwell has agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues. If violations of the FCPA occurred, Rockwell and Reliance may be subject to consequences that could include fines, penalties, other costs and business-related impacts. Rockwell and Reliance could also face similar consequences from local authorities.

Prior to the acquisition, Reliance identified potential violations of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”). Reliance voluntarily disclosed these potential violations to the U.S. Office of Defense Trade Controls Compliance. The potential violations involved exports without proper license from the U.S. Department of State of certain vessel motors that were built to U.S. Navy specifications. The exports were made to Canada and Australia and small quantities also were exported to the United Kingdom and the Federal Republic of Germany.

The investigation into the potential violations is still ongoing. Reliance notified the U.S. Office of Defense Trade Controls Compliance that it had established a procedure to ensure that it seeks State Department licenses for future exports of vessel motors that have been adapted to meet U.S. Navy performance characteristics. Reliance has also notified the U.S. Office of Defense Trade Controls Compliance that it has undertaken a review of its export compliance program to ensure that all ITAR requirements are met in the future. If violations of ITAR occurred, we may be subject to consequences that could include fines, penalties, other costs, loss of ability to do business with the U.S. government and other business-related impacts.

Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably, we believe the disposition of matters that are pending or asserted will not have a material adverse effect on the Company’s business or financial condition. In addition, Rockwell has agreed to indemnify the Company for asbestos claims related to products manufactured or sold prior to the acquisition date and for any governmental penalties that may be imposed in relation to the FCPA review.

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

	2007		2006
	HIGH	LOW	HIGH	LOW
1st quarter	$39.62	$32.34	$34.03	$25.10
2nd quarter	51.02	36.89	35.15	27.25
3rd quarter	51.96	37.95	31.66	28.12
4th quarter	45.20	32.00	35.90	30.11

Performance Graph

Comparison of Five-Year Cumulative Total Return

Among Baldor Electric Company, the S&P 500 Index, and the

Dow Jones US Electrical Components & Equipment Group Index

This performance graph assumes $100 invested at year-end 2002 in Baldor Electric Company, the S&P 500 Index, and the Dow Jones US Electrical Components & Equipment Group Index. The compound annual growth rate is 14.1% for Baldor, 12.8% for the S&P 500 Index, and 16.2% for the Dow Jones US Electrical Components & Equipment Group Index.

Shareholders

At February 29, 2008, there were 1,986 shareholders of record.

Dividends Paid

There have been four dividend increases in the last five years and seven increases in the last 10 years. The terms of our senior secured credit facility and the indenture for the senior notes limit our ability to increase dividends above a certain amount to the holders of our common stock. Quarterly dividend rates per share paid for fiscal years 2007, 2006, and 2005 are listed in the table below.

	2007	2006	2005
1st quarter	$0.17	$0.16	$0.15
2nd quarter	0.17	0.17	0.15
3rd quarter	0.17	0.17	0.16
4th quarter	0.17	0.17	0.16

Year	$0.68	$0.67	$0.62

Other Equity-related Items

The “Equity Compensation Plan Information” table is contained herein under Item 12.

On November 11, 2003, Baldor publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. During the three months ended December 29, 2007, we repurchased shares of Baldor’s common stock as summarized in the table below.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
Month #10 Sep 30, 2007 – Oct 27, 2007	5,559	$41.85	—	1,451,623
Month #11 Oct 28, 2007 – Nov 24, 2007	311	40.32	—	1,451,623
Month #12 Nov 25, 2007 – Dec 29, 2007	24,620	36.26	—	1,451,623

Total	30,490	37.32	—	1,451,623

(1)	Includes only shares received from trades for payment of the exercise price or tax liability on stock option exercises.
(2)	Future repurchases are limited under terms of the Company’s senior secured credit facility.

During the fourth quarter of 2007, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Managers equaled the fair market value on the date of the grant. Baldor intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. We deem this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about Baldor.

Item 6.	Selected Financial Data

Information concerning net sales, net income, net earnings per common share, dividends per common share, long-term obligations, and total assets, for the years ended 1997 through 2007 is as presented in the table below:

Eleven-Year Summary of Financial Data

(In thousands, except per share data)

			Per Common Share Data
	Net Sales	Net Income	Diluted Net Earnings	Basic Net Earnings	Dividends	Total Assets	Long-Term Obligations
2007 (a)	$1,824,899	$94,102	$2.08	$2.11	$0.68	$2,821,626	$1,355,905
2006	811,280	48,118	1.46	1.48	0.67	523,982	97,025
2005	721,569	43,021	1.28	1.30	0.62	507,205	70,025
2004	648,195	35,052	1.05	1.06	0.57	501,560	104,025
2003	561,391	24,779	0.74	0.75	0.53	476,955	79,465
2002	549,507	23,895	0.69	0.70	0.52	472,761	105,285
2001	557,459	22,385	0.65	0.66	0.52	457,527	98,673
2000	621,242	46,263	1.34	1.36	0.50	464,978	99,832
1999	585,551	43,723	1.19	1.21	0.45	423,941	56,305
1998	596,660	44,610	1.17	1.21	0.40	411,926	57,015
1997	564,756	40,365	1.09	1.13	0.36	355,889	27,929

(a)	Includes Reliance assets acquired and liabilities assumed at January 31, 2007, and results of operations beginning February 1, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On January 31, 2007, Baldor completed the acquisition of Reliance. Reliance is a leading manufacturer of industrial electric motors, and other power transmission products. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.83 billion, consisting of $1.76 billion in cash and 1.58 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006, the date of the definitive purchase agreement. The cash portion of the purchase price was funded with net proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, net proceeds from the issuance of $550.0 million principal amount of 8.625% senior notes due 2017, and borrowings of $1.0 billion under our senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Net proceeds from the over-allotment offering of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

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

We are not dependent on any one industry or customer for our financial performance, and no single customer represented more than 10% of our net sales for the years ended December 29, 2007, December 30, 2006, and December 31, 2005. For the years ended December 29, 2007, December 30, 2006, and December 31, 2005, domestic net sales generated through distributors, representing primarily sales of replacement products, amounted to 49%, 48%, and 50%, respectively. Domestic sales to OEMs were approximately 51%, 52%, and 50%, respectively, for the same periods. OEMs primarily use our products in new installations.

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

Results of Operations

2007 Compared to 2006

Net sales for the year increased 124.9% to $1.82 billion, compared to $811.3 million in 2006. Sales for 2007 included $945.3 million related to the inclusion of Reliance results of operations beginning February 1, 2007. Sales of industrial electric motor products grew 78.3% for the year as compared to 2006. Industrial electric motors comprised 61.6% of total sales for the year compared to 77.7% for 2006. During 2007, sales of generator products increased 6.9% compared to 2006 and comprised 2.6% of total sales for the current year compared to 5.6% last year. Sales of drives and motion control products increased 12.8% over 2006 and accounted for 6.9% of total sales compared to 13.7% in 2006. Motors, drives and generator products each declined as a percentage of total sales in 2007 due to increased sales of other power transmission products, primarily resulting from the acquisition of Reliance. Mounted bearings, gearing, and other power transmission products accounted for approximately 27.1% of total sales for 2007, compared to 3.0% for the same period last year. During 2007, growth was led by strong sales in agriculture, industrial air conditioning, compressor, and conveyor applications. Sales of premium-efficient motors continue to grow at a faster pace than standard-efficiency motors, as more customers realize the energy cost savings that can be achieved through the use of high-efficiency motors.

Gross profit improved to 29.8% in 2007 compared to 26.4% in 2006 and operating profit improved to 13.8% in 2007 from 10.0% in 2006. Our continued focus on product design improvements, along with a modest price increase on our products, helped to offset higher raw materials prices. These initiatives, along with increased sales volume and efficiencies in overhead, contributed to improved margins for the year.

Interest expense increased $102.1 million over 2006 as a result of additional borrowings related to the acquisition of Reliance. Repayments made on the acquisition debt in 2007 will reduce interest expense in future periods. Pre-tax income of $147.2 million for 2007 was up 94.4% compared to 2006 pre-tax income of $75.7 million.

Net income of $94.1 million for the year rose 95.6% from 2006 net income of $48.1 million. Diluted earnings per common share grew 42.5% to $2.08 compared to $1.46 in 2006. The effective tax rate for 2007 was 36.1% compared to 36.5% in 2006. Average diluted shares outstanding was 45,241,804 for 2007 compared to 32,953,627 for 2006. The increase in outstanding shares was primarily attributable to shares issued in connection with the acquisition of Reliance.

2006 Compared to 2005

Total sales for 2006 increased 12.4% to $811.3 million, compared to $721.6 million in 2005. Sales of industrial electric motor products grew 16.1% during 2006 as compared to 2005. Sales of Super-E high-efficiency motors grew 39.0% in 2006. As energy costs have increased, our Super-E high-efficiency motors have become increasingly valuable to our industrial users. Industrial electric motors comprised 77.7% of total product sales in 2006 compared to 78.3% in 2005. During 2006, sales of generator products declined 11.1% from

2005 levels and comprised 5.6% of total product sales in 2006 compared to 7.0% in 2005. Generator sales declined due to a decrease in military and hurricane region sales. Sales of generators from non-military and non-hurrincane region sources increased 17.7% indicating our growing presence in the industrial generator market. Sales of drives and motion control products increased 4.3% in 2006 and accounted for 13.7% of total product sales in 2006 compared to 14.7% in 2005.

Gross profit was 26.4% in 2006 and 2005. Our continued focus on product design improvements, along with a modest price increase on our products, helped to offset the increased material costs and maintain a stable gross margin as compared to 2005. The 2005 gross profit, operating profit, and pretax profit were favorably impacted by adjustments to our self-insurance liablilities amounting to 0.5% of sales.

Operating profit for 2006 improved to 10.0% from 9.6% in 2005. Continued leverage of selling and administrative costs contributed to the improved operating margin.

Interest expense for 2006 increased approximately $2.0 million over 2005 as a result of additional outstanding borrowings during the year and increased interest rates. During second quarter 2006, we borrowed an additional $30 million to fund the repurchase of approximately 1.0 million shares of our common stock from the estate of our former Chairman and Director, R. S. Boreham, Jr.

Net income for 2006 of $48.1 million was up 11.8% from 2005 income of $43.0 million. Diluted earnings per common share grew by 14.1% to $1.46 compared to $1.28 in 2005. The adjustments to our self-insurance liabilities during 2005 increased diluted earnings per common share by $0.04. Additionally, income tax liabilities were adjusted in 2005 due to the resolution of certain state tax liabilities resulting in an increase in diluted earnings per common share of $0.01.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Financial Position

During 2007, we continued to invest in research and development for new and existing products, make capital investments in our manufacturing facilities and information systems, expand into new markets, and invest in both our employees’ and customers’ education and training. We believe the investment in our employees through training and education is a key to continued success and improved shareholder value. Investments in property, plant and equipment, and information systems amounted to $39.5 million in 2007, $26.6 million in 2006, and $22.4 million in 2005. These investments were made primarily to improve quality and productivity. Our commitment to research and development continues to help us maintain a leadership position in the marketplace and satisfy customers’ needs. Investments in research and development amounted to $34.3 million in 2007, $25.0 million in 2006, and $24.4 million in 2005. We continue to make investments in new product development as well as in existing products for improved performance, increased energy efficiency, and manufacturability.

Liquidity and Capital Resources: Working capital was $440.5 million at December 29, 2007, increasing 107.2% from $212.6 million at December 30, 2006. This increase was due to the addition of working capital acquired in the acquisition of Reliance along with normal fluctuations related to operations.

Liquidity was supported by cash flows from operations of $163.0 million in 2007 compared to $55.6 million in 2006 and $55.3 million in 2005. Operating cash flows increased due to the inclusion of Reliance results of operations beginning February 1, 2007, and normal fluctuations in operating assets and liabilities related to overall results of operations.

During 2007, we utilized cash flows from operations to fund property, plant and equipment additions of $39.5 million, pay dividends of $31.2 million to our shareholders, and fund $79.6 million of debt repayments made subsequent to the acquisition. In 2006, we utilized cash flows from operations, along with accumulated cash and proceeds from the sale of marketable securities to fund property, plant and equipment additions of $26.6 million, pay dividends of $21.9 million to our shareholders and repurchase approximately 1.2 million shares of our common stock for $38.5 million. Of the shares repurchased in 2006, approximately 1.0 million were repurchased from the estate of R. S. Boreham, Jr., former Chairman and Director of the Company. In 2005, we utilized cash flows from operations to fund property, plant and equipment additions of $22.4 million, pay dividends to our shareholders of $20.6 million, repurchase approximately 300,000 shares of our common stock for $7.6 million, and acquire the remaining minority interest in our Australian affiliate for $2.4 million.

Net cash used in investing activities was $1,742.9 million in 2007 compared to $16.8 million in 2006 and $23.8 million in 2005. The 2007 change was primarily related to $1,779.8 million (net of cash acquired) used to acquire Reliance on January 31, 2007. The acquisition was funded with proceeds from the issuance of Baldor common stock and borrowings under our senior secured credit facility and senior unsecured notes. Cash provided from the divestiture of certain U.S. service centers amounting to $49.9 million is included in 2007.

Net cash provided by financing activities of $1,604.9 million in 2007 was primarily related to proceeds from new debt incurred (net of repayments to date) and equity issued in the acquisition of Reliance. Net cash used in financing activities of $37.6 million in 2006 included common stock repurchases of $38.5 million.

Total outstanding long-term debt was $1,376.3 million at December 29, 2007, compared to $97.0 million at December 30, 2006. In conjunction with our acquisition of Reliance on January 31, 2007, we borrowed a total of $1.55 billion under our senior secured credit facility and senior unsecured notes. During 2007, repayments of long-term debt totaled $283.0 million which included utilizing a portion of the proceeds from long-term borrowings to repay $95.0 million of long-term debt that existed at December 30, 2006. Long-term debt was further reduced by $176.0 million of principal payments. Additionally, we utilized $12.0 million in proceeds from a short-term note payable to reduce long-term borrowings. These repayments were partially funded with proceeds of $46.5 million from the issuance of 1,430,882 shares of the Company’s common stock resulting from the exercise of an over-allotment option related to the common stock issued in funding the acquisition of Reliance, proceeds of $49.9 million from the sale of certain electric motor service centers, and approximately $79.6 million from operating cash flows.

Our primary sources of liquidity are cash flows from operations and funds available under our senior secured credit facility. At December 29, 2007, we had approximately $173.4 million of borrowing capacity under the senior secured credit facility. We expect that ongoing requirements for operations, capital expenditures, dividends, and debt service will be adequately funded from these sources. We have senior secured debt ratings of Ba3 with a stable outlook by Moody’s Investors Services, Inc. (“Moody’s”) and BB+ with a stable outlook by Standard & Poor’s Rating Service (“S&P”). We have a senior unsecured debt rating of B3 with a stable outlook by Moody’s. We have no downward rating triggers that would accelerate the maturity of amounts drawn under our senior secured credit facility and our senior unsecured notes. Our senior secured credit facility and senior unsecured credit facility contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets, and which require us to maintain compliance with certain quarterly financial ratios. As of December 29, 2007, we were in compliance with all covenants.

The table below summarizes Baldor’s contractual obligations as of December 29, 2007.

(In thousands)		Payments due by years
	Total	Less than 1	1 - 3	3 – 5	More than 5
Contractual Obligations:
Long-term debt obligations (a)	$2,112,614	$111,946	$222,174	$219,886	$1,558,608
Operating lease obligations	67,596	12,079	19,214	10,355	25,948
Other Commercial Commitments:
Letters of Credit	26,638	26,638	—	—	—

(a)	Includes interest on both fixed and variable rate obligations. Interest associated with variable rate obligations is based upon interest rates in effect at December 29, 2007. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

In addition to the above contractual obligations, we expect to make benefit payments of approximately $5.2 million in 2008 related our postretirement health plan.

Off-balance sheet arrangements: We had no off-balance sheet arrangements during any of the periods presented.

Dividend Policy: Dividends paid to shareholders amounted to $0.68 per common share in 2007, $0.67 per common share in 2006, and $0.62 per common share in 2005. The objective is for shareholders to receive dividends while also participating in Baldor’s growth. Terms of our credit agreement and indenture related to financing the acquisition of Reliance limit our ability to increase dividends in the future.

Market Risk: Market risks relating to our operations result primarily from changes in commodity prices, interest rates, concentrations of credit, and foreign exchange rates. To help maintain stable pricing for customers, we enter into various commodity hedging transactions. To manage interest rate risk on variable rate outstanding debt, we enter into various interest rate hedging transactions.

We are a purchaser of certain commodities, including steel, copper, and aluminum, and periodically utilize commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Management has determined that a hypothetical 10% change in the fair value of open positions would not have a material effect on our results of operations.

Our interest rate risk is primarily related to long-term debt. As a result of the acquisition of Reliance, we have a senior secured credit facility which bears interest at variable rates. Additionally, our long-term obligations include senior unsecured notes totalling $550.0 million which bear interest at a fixed rate of 8.625%. We utilize various interest rate hedge instruments to manage our future exposure to interest rate risk on a portion of the variable rate obligations. Critical terms (notional amount, interest reset dates, and underlying index) of the hedge instruments coincide with those of the credit facility. Consequently, the hedges are expected to offset changes in the expected cash flows due to fluctuations in the interest rate over the term of the hedge instrument. Details regarding the instruments as of December 29, 2007, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
Swap	$ 250.0 million	April 30, 2012	5.12%	LIBOR	$(9.30) million
Collar	$ 100.0 million	April 30, 2012	LIBOR	LIBOR; Floor 4.29%; Cap 6.50%	$(2.18) million

(1)	LIBOR is determined each reset date based on London and New York business days. Floating rates used in instruments are matched exactly to floating rate in credit agreement.
(2)	Fair value is an estimated amount that the Company would have received (paid) at December 29, 2007, to terminate the agreement.

Based on the outstanding balance of the senior secured credit facility, interest rate elections under the credit agreement and interest rate hedges at December 29, 2007, a 1.0% movement in interest rates would not have a significant impact on annual interest expense.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high-quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. We perform periodic credit evaluations of customers’ financial conditions and generally do not require collateral. No single customer represents more than 10% of net accounts receivable for any period presented in this report. Foreign affiliates comprise approximately 10% of our consolidated net sales. As a result, our exposure to foreign currency risk is not significant. We continue to monitor the effects of foreign currency exchange rates and will utilize foreign currency hedges where appropriate.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Management believes the following are the critical accounting policies, which could have the most significant effect on our reported results and require subjective or complex judgments by management.

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

Goodwill and Indefinite-Lived Intangibles: Goodwill and intangible assets with indefinite useful lives are tested at least annually in the fourth quarter for impairment and more frequently if indicators of impairment warrant additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. In order to test for impairment, goodwill acquired is assigned to reporting units that are expected to benefit from the synergies of the related business combination. The Company determines reporting units pursuant to SFAS No. 142. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. Management utilizes a discounted cash flows analysis to determine the estimated fair value of reporting units. Judgments and assumptions related to revenue, gross profit, operating expenses, interest, capital expenditures, cash flows, and market conditions are inherent in these estimates. The results of the discounted cash flows analysis are then compared to the carrying value of the reporting unit. Management utilizes a relief from royalty methodology to estimate the fair value of indefinite-lived intangibles. If the carrying value of indefinite-lived intangibles exceeds the estimate fair value of those intangibles, an impairment loss is recognized in the amount of the excess. We perform our annual impairment analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant an additional analysis. At December 29, 2007, goodwill and indefinite-lived intangibles amounted to $1,023.6 million and $354.9 million, respectively. The 2007 and 2006 annual impairment tests resulted in no indication of impairment. Use of alternate judgments and/or assumptions could result in a fair value that differs from these estimates which could ultimately result in the recognition of impairment charges in the financial statements.

Share-Based Compensation: Share-based compensation expense is recognized using the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123R, “Share-Based Payments”.

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

Business Combinations: We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development and backlog are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company is required to adopt FAS 157 for fiscal year 2008 and management does not expect FAS 157 to have a significant impact on the financial results.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value, and expands the use of fair value measurement in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective beginning with the Company’s fiscal year 2008 and management has determined that FAS 159 will have no impact on the financial results.

In December 2007, the FASB issued FAS 141 (Revised 2007), “Business Combinations” (FAS 141R), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, FAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt FAS 141R upon its effective date as appropriate for any future business combinations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk is found under the sub-caption Market Risk contained in Part II – Item 7, and is incorporated herein by reference.

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

The Audit Committee of the Board of Directors is composed solely of outside directors and is responsible for recommending to the Board the independent registered public accounting firm to be retained for the coming year. The Audit Committee meets regularly with the independent registered public accounting firm, with Audit Services, as well as with Baldor management, to review accounting, auditing, internal accounting controls, and financial reporting matters. The independent registered public accounting firm, Ernst & Young LLP, and Audit Services have direct access to the Audit Committee without the presence of management to discuss the results of their audits.

/s/ John A. McFarland
JOHN A. MCFARLAND
Chairman and Chief Executive Officer

/s/ George E. Moschner
GEORGE E. MOSCHNER
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Baldor Electric Company

We have audited the accompanying consolidated balance sheets of Baldor Electric Company as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldor Electric Company at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Notes A and F to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” in 2006 and Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldor Electric Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 11, 2008

Baldor Electric Company

Consolidated Balance Sheets

(In thousands, except share data)			December 29, 2007	December 30, 2006
ASSETS
CURRENT ASSETS:	Cash and cash equivalents		$37,757	$12,737
	Marketable securities		—	23,035
	Receivables, less allowances for doubtful accounts of $4,126 in 2007 and $1,744 in 2006		281,729	118,302
	Inventories:
	Finished products		155,769	76,793
	Work in process		51,642	14,888
	Raw materials		146,582	68,836

			353,993	160,517
	LIFO valuation adjustment		(44,072)	(44,230)

			309,921	116,287
	Prepaid expenses		5,742	3,836
	Other current assets and deferred income taxes		59,847	29,950

	TOTAL CURRENT ASSETS		694,996	304,147

PROPERTY, PLANT	Land and improvements		17,290	6,852
AND EQUIPMENT:	Buildings and improvements		122,570	62,555
	Machinery and equipment		568,421	335,110
	Allowances for depreciation and amortization		(311,733)	(257,207)

	NET PROPERTY, PLANT AND EQUIPMENT		396,548	147,310

OTHER ASSETS:	Goodwill		1,023,639	63,043
	Intangible assets, net of amortization		667,403	—
	Other		39,040	9,482

	TOTAL ASSETS		$2,821,626	$523,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:	Accounts payable		$77,831	$43,884
	Employee compensation		15,205	8,130
	Accrued profit sharing		17,311	10,050
	Accrued warranty costs		9,216	5,566
	Accrued insurance obligations		11,285	6,193
	Accrued interest expense		27,729	603
	Other accrued expenses		61,595	11,633
	Dividends payable		7,809	5,501
	Income taxes payable		6,089	—
	Note payable		12,321	—
	Current maturities of long-term obligations		8,120	—

	TOTAL CURRENT LIABILITIES		254,511	91,560

LONG-TERM OBLIGATIONS			1,355,905	97,025
OTHER LIABILITIES			70,353	737
DEFERRED INCOME TAXES			330,088	29,831
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:	Preferred stock, $0.10 par value
	Authorized shares: 5,000,000
	Issued and outstanding shares: None
	Common stock, $0.10 par value
	Authorized shares:	150,000,000
	Issued:	2007 – 55,137,057 2006 – 41,474,662	5,513	4,147
	Outstanding:	2007 – 45,941,417 2006 – 32,377,637
	Additional paid-in capital		532,603	88,067
	Retained earnings		466,299	403,381
	Accumulated other comprehensive loss		(27)	(927)
	Treasury stock:	2007 – 9,195,640 2006 – 9,097,025	(193,619)	(189,839)

	TOTAL SHAREHOLDERS’ EQUITY		810,769	304,829

	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,821,626	$523,982

See notes to consolidated financial statements.

Baldor Electric Company

Consolidated Statements of Income

	Year Ended
(In thousands, except per share data)	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$1,824,899	$811,280	$721,569
Cost of goods sold	1,280,253	597,227	531,415

Gross profit	544,646	214,053	190,154
Selling and administrative	291,918	132,994	120,755

Operating profit	252,728	81,059	69,399
Other income, net	2,611	730	1,976
Interest expense	(108,176)	(6,069)	(4,080)

Income before income taxes	147,163	75,720	67,295
Provision for income taxes	53,061	27,602	24,274

Net income	$94,102	$48,118	$43,021

Net earnings per common share – basic	$2.11	$1.48	$1.30

Net earnings per common share – diluted	$2.08	$1.46	$1.28

Weighted average shares outstanding – basic	44,674	32,529	33,170

Weighted average shares outstanding – diluted	45,242	32,954	33,728

Dividends declared and paid per common share	$0.68	$0.67	$0.62

See notes to consolidated financial statements.

Baldor Electric Company

Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Operating activities:
Net income	$94,102	$48,118	$43,021
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on sales of marketable securities	(32)	(3)	105
Losses on impairment of marketable securities	—	597	—
(Gains) losses on sales of assets	(470)	78	(656)
Depreciation	52,660	17,415	16,178
Amortization	19,119	2,329	2,063
Allowance for doubtful accounts receivable	1,810	(1,380)	(184)
Deferred income taxes	(2,513)	1,330	3,351
Share-based compensation expense	5,976	2,563	1,319
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	(31,348)	(10,595)	(5,055)
Inventories	5,038	(3,485)	4,094
Other current assets	(25,829)	(2,568)	(4,046)
Accounts payable	(19,491)	2,224	(2,039)
Accrued expenses and other liabilities	35,316	(1,514)	684
Income taxes recoverable	4,050	(3,486)	—
Income taxes payable	6,089	—	(1,871)
Other assets, net	18,541	4,015	(1,622)

Net cash provided by operating activities	163,018	55,638	55,342

Investing activities:
Purchases of property, plant and equipment	(39,490)	(26,649)	(22,375)
Proceeds from sale of property, plant and equipment	3,493	45	2,015
Marketable securities purchased	—	(470)	(14,581)
Proceeds from sale of marketable securities	23,034	10,286	13,611
Acquisitions (net of cash acquired)	(1,779,837)	—	(2,423)
Divestitures	49,886	—	—

Net cash used in investing activities	(1,742,914)	(16,788)	(23,753)

Financing activities:
Proceeds from long-term obligations	1,550,000	30,000	—
Principal payments of long-term obligations	(283,000)	(28,000)	(9,000)
Proceeds from note payable	12,321	—	—
Prepaid financing fees	(30,519)	—	—
Proceeds from common stock issued	379,857	—	—
Dividends paid	(31,184)	(21,891)	(20,563)
Common stock repurchased	—	(38,464)	(7,557)
Stock option plans	11,397	13,995	4,951
Excess tax benefits on share-based payments	668	2,149	—
Net (decrease) increase in bank overdrafts	(4,624)	4,624	—

Net cash provided by (used in) financing activities	1,604,916	(37,587)	(32,169)

Net increase (decrease) in cash and cash equivalents	25,020	1,263	(580)
Beginning cash and cash equivalents	12,737	11,474	12,054

Ending cash and cash equivalents	$37,757	$12,737	$11,474

Noncash items:

Additional paid-in capital resulting from shares traded for option exercises amounted to $3,040 in 2007, $2,763 in 2006, and $2,523 in 2005.

Common stock issued to Rockwell related to acquisition of Reliance at January 31, 2007, amounted to $50,932 in 2007.

See notes to consolidated financial statements.

Baldor Electric Company

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (at cost)	Total
(Table data in thousands)	Shares	Amount
BALANCE AT JANUARY 2, 2005	40,423	$4,042	$61,117	$354,696	$1,050	$(137,290)	$283,615

Comprehensive income
Net income	—	—	—	43,021	—	—	43,021
Other comprehensive income (loss)
Securities valuation adjustment, net of tax benefits of $245,000	—	—	—	—	(418)	—	(418)
Translation adjustments	—	—	—	—	(1,978)	—	(1,978)
Derivative unrealized loss adjustment, net of tax benefits of $667,000	—	—	—	—	(1,044)	—	(1,044)

Total other comprehensive income							(3,440)

Total comprehensive income							39,581
Stock option plans (net of 120,289 shares exchanged and $494,000 tax benefit)	384	39	7,445	—	—	(3,105)	4,379
Cash dividends at $0.62 per share	—	—	—	(20,563)	—	—	(20,563)
Common stock repurchased (300,231 shares)	—	—	—	—	—	(7,557)	(7,557)

BALANCE AT DECEMBER 31, 2005	40,807	$4,081	$68,562	$377,154	$(2,390)	$(147,952)	$299,455

Comprehensive income
Net income	—	—	—	48,118	—	—	48,118
Other comprehensive income (loss)
Securities valuation adjustment, net of tax benefits of $317,000	—	—	—	—	539	—	539
Translation adjustments	—	—	—	—	2,789	—	2,789
Derivative unrealized loss adjustment, net of tax benefits of $1,192,000	—	—	—	—	(1,865)	—	(1,865)

Total other comprehensive loss							1,463

Total comprehensive income							49,581
Stock option plans (net of 115,067 shares exchanged and $2,804,000 tax benefit)	668	66	19,505	—	—	(3,423)	16,148
Cash dividends at $0.67 per share	—	—	—	(21,891)	—	—	(21,891)
Common stock repurchased (1,248,148 shares)	—	—	—	—	—	(38,464)	(38,464)

BALANCE AT DECEMBER 30, 2006	41,475	$4,147	$88,067	$403,381	$(927)	$(189,839)	$304,829

Comprehensive income
Net income	—	—	—	94,102	—	—	94,102
Other comprehensive income (loss)
Postretirement plan actuarial loss, net of tax benefit of $859,000	—	—	—	—	(1,471)	—	(1,471)
Translation adjustments	—	—	—	—	8,311	—	8,311
Derivative unrealized loss adjustment, net of tax benefits of $3,798,000	—	—	—	—	(5,940)	—	(5,940)

Total other comprehensive income							900

Total comprehensive income							95,002
Stock option plans (net of 98,615 shares exchanged and $1,610,000 tax benefit)	358	36	15,077	—	—	(3,780)	11,333
Cash dividends at $0.68 per share	—	—	—	(31,184)	—	—	(31,184)
Acquisition	13,304	1,330	429,459	—	—	—	430,789

BALANCE AT DECEMBER 29, 2007	55,137	$5,513	$532,603	$466,299	$(27)	$(193,619)	$810,769

See notes to consolidated financial statements.

Baldor Electric Company

Notes to Consolidated Financial Statements

December 29, 2007

NOTE A    SIGNIFICANT ACCOUNTING POLICIES

Line of Business: The Company operates in one segment that markets, designs and manufactures industrial electric motors, drives, generators, and other power transmission products, within the power transmission equipment industry

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Consolidation: The consolidated financial statements include the accounts of the Company and its affiliates. Intercompany accounts and transactions have been eliminated in consolidation. The Company does not have any investments in, or contractual arrangements with, any variable interest entities.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal years 2007, 2006, and 2005 each contained 52 weeks.

Cash Equivalents: Cash equivalents consist of highly liquid investments having original maturities of three months or less.

Accounts Receivable: Trade receivables are recorded in the balance sheets at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. The Company generally does not require that its customers provide collateral. No single customer represented greater than 10% of net accounts receivable at December 29, 2007, and December 30, 2006. Changes in the allowance for doubtful accounts are as follows:

(In thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Balance at beginning of year	$1,744	$3,124	$3,308
Amounts assumed in acquisition	2,715	—	—
Charges (reductions) to costs and expenses	888	(718)	201
Deductions	(1,221)	(662)	(385)

Balance at end of year	$4,126	$1,744	$3,124

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets ranging from 10 to 39 years for buildings and improvements and 3 to 15 years for machinery and equipment. Capitalized software costs amounting to $26.3 million and $25.3 million, net of accumulated amortization, at December 29, 2007, and December 30, 2006, respectively, are included in machinery and equipment and are amortized over their estimated useful life of 15 years. Costs associated with repairs and maintenance are expensed as incurred.

Fair Value of Financial Instruments: The Company’s methods and assumptions used to estimate the fair value of financial instruments include quoted market prices for fixed rate long-term debt. At December 29, 2007, fixed-rate long-term debt having a carrying value of $550.0 million had an estimated fair value of $567.0 million. The carrying amounts of cash and cash equivalents, receivables, and trade payables approximated fair value at December 29, 2007, and December 30, 2006, due to the short-term maturities of these instruments.

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

Goodwill and Indefinite-Lived Intangibles: Goodwill and intangible assets with indefinite useful lives are tested at least annually in the fourth quarter for impairment and more frequently if indicators of impairment warrant additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. In order to test for impairment, goodwill acquired is assigned to reporting units that are expected to benefit from the synergies of the related business combination. The Company determines reporting units pursuant to SFAS No. 142. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. Management utilizes a discounted cash flows analysis to determine the estimated fair value of reporting units. Judgments and assumptions related to revenue, gross profit, operating expenses, interest, capital expenditures, cash flows, and market conditions are inherent in these estimates. Use of alternate judgments and/or assumptions could result in a fair value that differs from this estimate which could ultimately result in the recognition of impairment charges in the financial statements. The results of the discounted cash flows analysis are then compared to the carrying value of the reporting unit. Management utilizes a relief from royalty methodology to estimate the fair value of indefinite-lived intangibles. If the carrying value of indefinite-lived intangibles exceeds the estimate fair value of those intangibles, an impairment loss is recognized in the amount of the excess.

Business Combinations: We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development and backlog are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

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

The Company recognizes all derivatives on the balance sheets at fair value. Derivatives that do not meet the criteria for hedge accounting are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in the fair value are recognized in accumulated other comprehensive income (loss) until the hedged transaction is recognized in income. If a hedging instrument is terminated, any unrealized gain (loss) at the date of termination is carried in accumulated other comprehensive income (loss) until the hedged transaction is recognized in income. The ineffective portion of a derivative’s change in fair value is recognized in income in the period of change.

Postretirement Health Plan: The Company accounts for its postretirement health plan in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”) and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). The Company uses December 31 as a measurement date for its postretirement health plan.

Income Taxes: Provisions for income taxes are provided based on the liability method of accounting. Deferred income taxes are provided for the expected future tax consequences of temporary differences between the basis of assets and liabilities reported for financial and tax purposes.

Research and Engineering: Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to approximately $34.3 million in 2007, $25.0 million in 2006, and $24.4 million in 2005.

Shipping and Handling Costs: The Company classifies all amounts billed to customers for shipping and handling as revenue and classifies gross shipping and handling costs paid as selling expense. Costs included in selling and administrative expenses related to shipping and handling amounted to approximately $48.6 million in 2007, $29.0 million in 2006, and $25.8 million in 2005.

Revenue Recognition: The Company sells products to its customers FOB shipping point. Title passes to the customer when the product is shipped. Accordingly, revenue is recognized when the product is shipped. Volume discounts and rebates are recorded as a reduction of revenue in conjunction with the sale of the related products. Reserves for sales returns and allowances are recorded as a reduction to revenues, based on historical experience and any specifically known amounts.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. Changes in the carrying amount of product warranty reserves are as follows:

(In thousands)	December 29, 2007	December 30, 2006
Balance at beginning of year	$5,566	$5,584
Charges to costs and expenses	11,202	5,400
Amounts assumed in acquisition	3,480	—
Deductions	(11,032)	(5,418)

Balance at end of year	$9,216	$5,566

Amounts included in selling and administrative costs related to product warranty expense amounted to $11.2 million in 2007, $5.4 million in 2006, and $5.0 million in 2005.

Foreign Currency Translation: Assets and liabilities of foreign affiliates are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the period. Foreign affiliates generally conduct business in their respective local currencies. Translation adjustments, including those related to intercompany advances that are of a long-term investment nature, are recorded in accumulated other comprehensive income (loss) in shareholders’ equity.

Earnings Per Common Share: Basic earnings per common share is based upon the weighted average number of common shares outstanding. Diluted earnings per common share includes all dilutive common stock equivalents.

Share-Based Compensation: The Company has certain share-based compensation plans, which are described in Note L—Stock Plans. Beginning in 2006, the Company applies the fair value method, pursuant to Statement of Financial Accounting Standards (“FAS”) No. 123R “Shared-Based Payments”, in accounting for these plans. The following table illustrates the effect on net income and earnings per common share for 2005 as if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and related Interpretations, to options granted under the Company’s stock option plans in 2005.

(in thousands, except per share data)		2005
Net income, as reported		$		43,021
Add:	Stock-based compensation expense included in reported net income, net of tax effects, including options issued at a discount			831
Less:	Stock-based compensation expense determined under fair value method, net of related tax effects			(1,654)

Net income, pro forma		$		42,198

		Basic		Diluted
Earnings per common share:
Reported			$1.30	$1.28
Pro forma			$1.27	$1.25

NOTE B    ACQUISITION

On January 31, 2007, Baldor completed the acquisition of all of the equity of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors and other power transmission products. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.83 billion, consisting of $1.78 billion in cash and 1.58 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006, the date of the definitive purchase agreement. The cash portion of the purchase price was funded with proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, proceeds from the issuance of $550.0 million of 8.625% senior notes due 2017, and borrowings of $1.00 billion under a new $1.20 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Proceeds from the over-allotment offering of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is assigned to goodwill. During the fourth quarter of 2007, goodwill was reduced by $7.4 million related to final adjustments of initial asset valuations. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Current assets		$378,244
Property, plant and equipment		265,147
Intangible assets not subject to amortization – trade names		354,800
In process research and development and backlog		1,700
Intangible assets subject to amortization (twenty-six year weighted-average useful life):
Customer relationships (thirty year weighted-average useful life)	$292,000
Technology (twelve year weighted-average useful life)	32,000	324,000

Other assets		3,243
Goodwill		984,276

Total assets acquired		2,311,410

Current liabilities		110,831
Other liabilities		77,714
Deferred income taxes		292,096

Total liabilities assumed		480,641

Net assets acquired		$1,830,769

In process research and development amounting to $1.0 million and backlog amounting to $0.7 million were expensed as of the acquisition date and included in cost of goods sold in 2007.

Included in current assets acquired are long-lived assets amounting to $10.4 million, classified as held for sale, related to certain electric motor service centers. In June 2007, the Company sold these electric motor service centers for cash amounting to $49.9 million resulting in no gain. The related assets and results of operations were not material to the Company’s financial statements.

The Company executed a plan to exit the Madison, Indiana production facility, which was included in the acquisition. Costs included post-exit lease costs, inventory obsolescence, and involuntary employee termination costs. A liability of $7.2 million was accrued and classified in other current liabilities in the opening balance sheet. Exit costs amounting to $7.0 million have been paid and charged against the liability. The Company expects the remainder of the liability to be paid during the first quarter of 2008.

The table below presents summarized unaudited pro forma results of operations as if the acquisition had been effective at the beginning of the fiscal years ended December 29, 2007, and December 30, 2006.

(in millions, except for per share data)	2007	2006
Net sales	$1,919.0	$1,861.9
Income before income taxes	151.3	112.6
Net income	96.7	70.9

Net earnings per common share - diluted	$2.09	$1.53

NOTE C    MARKETABLE SECURITIES

The following table presents the estimated fair value of investments by category:

(In thousands)	December 29, 2007	December 30, 2006
Municipal debt securities	$—	$12,147
U.S. corporate debt securities	—	1,289
U.S. Treasury & agency securities	—	9,599

	$—	$23,035

At December 30, 2006, the marketable securities portfolio had unrealized losses totaling $598,000. In conjunction with the acquisition of Reliance, all of the marketable securities held by the Company were sold in January 2007 and the related losses were realized. Accordingly, the Company determined that unrealized loss positions existing at December 30, 2006, were other than temporary and an impairment loss of $598,000 was recognized in fiscal year ended December 30, 2006.

NOTE D    FINANCIAL DERIVATIVES

The Company had derivative contracts related to cash flow hedges, with a negative fair value of $376,775 and $2.1 million recorded in other accrued expenses at December 29, 2007, and December 30, 2006, respectively.

The amount recognized in cost of sales on cash flow hedges amounted to reductions of approximately $1.3 million and $21.0 million in 2007 and 2006, respectively. The Company expects that after-tax losses, totaling approximately $230,000 recorded in accumulated other comprehensive loss at December 29, 2007, related to cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge anticipated transactions beyond 18 months.

During 2007, the Company entered into interest rate swaps and collars that are designated as cash flow hedges related to variable rate long-term obligations. The notional amount is $350.0 million and matures on April 30, 2012. These instruments had a fair value loss of $11.5 million recorded in other liabilities at December 29, 2007. Unrealized after-tax losses of $7.0 million are recorded in accumulated other comprehensive loss at December 29, 2007.

NOTE E    GOODWILL AND OTHER INTANGIBLE ASSETS

The amount of goodwill at December 29, 2007, and December 30, 2006, is as follows:

(In millions)	2007
Balance at December 30, 2006	$63
Acquisition	984
Divestiture of service centers	(23)

Balance at December 29, 2007	$1,024

The amount of other intangible assets by type at December 29, 2007, and December 30, 2006, are as follows:

(In millions)	2007
Gross carrying value:
Trademarks	$355
Customer relationships	292
Technology	32
Less accumulated amortization:
Customer relationships	(9)
Technology	(3)

Total intangible assets	$667

Other intangible assets resulted from the acquisition of Reliance on January 31, 2007. Amortization expense on customer relationships and technology of $9.0 million and $3.0 million, respectively, was recognized during 2007.

(In millions)	2008	2009	2010	2011	2012
Estimated amortization expense of intangible assets	$15.7	$16.0	$16.2	$16.5	$15.9

Intangibles are amortized over their estimated period of benefit of five to 30 years, beginning with the date the benefits from intangible items are realized.

NOTE F    INCOME TAXES

The Company made income tax payments of $44.6 million in 2007, $25.9 million in 2006, and $22.8 million in 2005. Income tax expense consists of the following:

(In thousands)		2007	2006	2005
Current:	Federal	$41,918	$23,714	$16,925
	State	8,608	1,646	3,651
	Foreign	5,048	912	347

		55,574	26,272	20,923
Deferred:	Federal	(2,316)	602	2,675
	State	(197)	728	676

		(2,513)	1,330	3,351

		$53,061	$27,602	$24,274

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The principal components of deferred tax assets (liabilities) are as follows:

(In thousands)	December 29, 2007	December 30, 2006
Accrued liabilities	$8,768	$2,916
Bad debt reserves	880	472
Foreign net operating losses	1,526	1,005
Employee compensation and benefits	5,987	461
Post retirement benefits	20,159	—
Derivative unrealized losses	4,624	827
Securities valuation	—	233

Deferred tax assets	41,944	5,914

Property, plant, equipment and intangibles	(351,685)	(31,215)

Deferred tax liabilities	(351,685)	(31,215)

Net deferred tax liabilities	$(309,741)	$(25,301)

The Company has accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $26.9 million at December 29, 2007, that are expected to be indefinitely reinvested in the business. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The following table reconciles the difference between the Company’s effective income tax rate and the federal statutory rate:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7%	3.7%	4.2%
Other	(2.6)%	(2.2)%	(3.1)%

Effective income tax rate	36.1%	36.5%	36.1%

The Company adjusted certain income tax liabilities during 2006 and 2005 to reflect current exposure. These adjustments amounted to approximately $474,000 in 2006 and $403,000 in 2005 and accounted for the reduction in effective income tax rate for each year, respectively. The adjustments are included in “Other” in the above reconciliation.

Effective January 1, 2007, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions a company has taken or expects to take on a tax return. As a result of the adoption of FIN 48, the Company determined no additional reserves for uncertain tax positions were required. The Company considered the provisions of FIN 48 in the purchase price allocation for Reliance (see Note B) and recorded a gross liability of $802,000: $481,000 in taxes and $321,000 in interest and penalties. The uncertain tax positions relate to state tax filing positions taken prior to the acquisition of Reliance. The Company recognizes interest and penalties related to uncertain tax positions as interest costs and selling and administrative costs, respectively. Total interest and penalties recognized in expense amount to $183,000 in 2007. The balance of the liability amounted to approximately $530,000 at December 29, 2007.

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at December 30, 2006	$—
Additions as a result of the acquisition	802,000
Additions during the year, related to positions taken in prior years	454,500
Settlements	(432,400)

Balance at December 29, 2007	$824,100

Total unrecognized tax benefits, if recognized, would affect the effective tax rate. Tax years 2005 and forward remain subject to federal examination while tax years 2004 and forward generally remain subject to examination by most state tax authorities.

NOTE G    NOTE PAYABLE

The Company’s wholly-owned Chinese subsidiary entered into a short-term note payable amounting to $12.3 million during the fourth quarter of 2007 to fund a non-taxable dividend to the Company. Proceeds from the note payable were utilized by the Company to make principal payments on the term loan under the Company’s senior secured credit facility. The note payable bears interest at a fixed rate, and matures April 2008.

NOTE H    LONG-TERM OBLIGATIONS

Senior Secured Term and Revolving Credit Facility

Interest on the term loan is due periodically based upon a variable adjusted London Inter-Bank Offered Rate (“LIBOR”). Quarterly principal payments of $2.0 million are due beginning January 31, 2008, and continue through January 31, 2013, at which date subsequent quarterly principal payments increase to $188.5 million through the loan due date of January 31, 2014, when the remaining balance is due.

Additional principal payments may be due based upon a prescribed annual excess cash flow calculation until such time as a prescribed total leverage ratio is achieved. There were no additional payments due based on the Company’s calculations for the fiscal year ended December 29, 2007. Additional principal payments may also be due based upon the net available proceeds from the disposition of assets, a casualty event, an equity issuance or incurrence of additional debt.

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of December 29, 2007.

The revolving credit (“RC”) agreement provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. There were no outstanding revolving credit borrowings or swingline loans at December 29, 2007. A RC commitment fee is due quarterly at the annual rate of 0.375% on the unused amount of the RC commitment. At December 29, 2007, $26.7 million of LC’s were issued which reduces the aggregate LC and RC availability. LC participation fees of 1.75% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on any RC borrowings would be 1.75% plus LIBOR (5.131% at December 29, 2007) or lender’s prime rate (7.25% at December 29, 2007) plus 1.25% per annum.

The senior secured credit facility is collateralized by substantially all of the Company’s assets.

Senior Unsecured Notes

The senior unsecured notes are general unsecured obligations of the Company, subordinated to the senior secured credit facility described above and mature February 15, 2017. Interest is at a fixed rate and is payable semi-annually in arrears on February 15 and August 15 commencing August 15, 2007.

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

Current Long-term Obligations

Long-term obligations are as follows:

($ In thousands)	Interest Rate at December 29, 2007	December 29, 2007	December 30, 2006
Industrial Development Bonds:
Due in 2013, variable interest rate	3.540%	$2,025	$2,025
Notes payable to banks:
Term loan, variable interest rate	7.046%	812,000	—
Due October 25, 2009, variable interest rate	—	—	25,000
Due September 30, 2009, fixed interest rate	—	—	15,000
Due January 31, 2008, variable interest rate	—	—	43,000
Due April 15, 2008, variable interest rate	—	—	12,000
Senior unsecured notes, fixed interest rate	8.625%	550,000	—

		1,364,025	97,025
Less current maturities		8,120	—

		$1,355,905	$97,025

Maturities of long-term obligations are as follows: 2008 – $8.1 million; 2009 – $8.1 million; 2010 – $8.1 million; 2011 – $8.1 million; 2012 – $8.1 million; and thereafter $1.32 billion.

Interest paid was $76.4 million in 2007, $5.9 million in 2006, and $3.8 million in 2005.

On January 31, 2007, the Company refinanced all of its then existing bank debt with the senior secured credit facility and senior unsecured notes in connection with the acquisition of Reliance.

NOTE I    COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain computers, buildings, and other equipment under operating lease agreements. Related rental expense was $11.4 million in 2007, $4.0 million in 2006, and $5.2 million in 2005. Future minimum payments for operating leases having non-cancelable lease terms in excess of one year are: 2008 – $12.1 million; 2009 – $10.2 million; 2010 – $9.0 million; 2011 – $5.8 million; 2012 – $4.6 million; and thereafter – $25.9 million.

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

The Company leases certain manufacturing facilities under operating leases entered into by Reliance in a November 2005 sale-leaseback transaction. Reliance retained rights to reacquire land adjacent to three of the properties included in the transaction. As a result, no sale was recorded on these three properties and the assets continue to be carried in Property, Plant and Equipment on the Company’s balance sheet at a net book value of $8.1 million as of December 29, 2007. Proceeds of $18.7 million from the sale-leaseback transaction are recorded as a deferral in Other Liabilities at December 29, 2007. Operating lease payments of $1.4 million per year related to these properties are included in future minimum lease payments.

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

Prior to the Company’s acquisition of Reliance, potential violations of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”) were identified. Reliance voluntarily disclosed these potential violations to the U.S. Office of Defense Trade Controls Compliance. The potential violations involved exports without proper licensure from the U.S. Department of State of certain vessel motors that were built to U.S. Navy specifications. Based on an initial review, the exports were primarily to Canada and Australia and small quantities were also exported to the United Kingdom and the Federal Republic of Germany. Reliance has notified the U.S. Office of Defense Trade Controls Compliance that it has established a procedure to ensure it seeks State Department licenses for future exports of vessel motors adapted to meet U.S. Navy performance characteristics. Reliance also has notified the U.S. Office of Defense Trade Controls Compliance that it has undertaken a review of its export compliance program to ensure that all ITAR requirements are met in the future. If violations of ITAR occurred, the Company may be subject to consequences that could include fines, penalties, other costs, loss of ability to do business with the U.S. government and other business-related impacts. However, such fines, penalties or costs, if any, are not expected to have a material impact on the Company’s financial position.

NOTE J    SHAREHOLDERS’ EQUITY

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

Share Repurchases

During 2006, the Company repurchased approximately 1.2 million shares for $38.5 million, including approximately 1.0 million shares from the estate of R. S. Boreham, Jr., former Chairman and Director of the Company, for $31.1 million. During 2005, the Company repurchased approximately 300,000 shares of its common stock for $7.6 million. Future repurchases are limited under terms of the Company’s senior secured credit facility.

Accumulated Other Comprehensive Income (Loss)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in shareholders’ equity are as follows:

	Unrealized Gains (Losses) on		Post Retirement Plan Adjustment	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)	Securities	Derivatives
Balance at January 1, 2005	$(121)	$1,616	$—	$(445)	$1,050
Net change 2005	(418)	(1,044)	—	(1,978)	(3,440)

Balance at December 31, 2005	(539)	572	—	(2,423)	(2,390)
Net change 2006	539	(1,865)	—	2,789	1,463

Balance at December 30, 2006	—	(1,293)	—	366	(927)
Net change 2007	—	(5,940)	(1,471)	8,311	900

Balance at December 29, 2007	$—	$(7,233)	$(1,471)	$8,677	$(27)

NOTE K    PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

As a result of the acquisition of Reliance, the Company assumed defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $49.4 million are included in other liabilities on the balance sheet.

The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at December 29, 2007:

(in thousands)	Pension Benefits	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$—
Acquisition	—	52,057
Service cost	291	152
Interest cost	—	2,674
Actuarial (gain) loss	—	2,330
Benefits paid	—	(6,490)
Divestiture	(27)	(1,628)

Benefit obligation at end of year	264	49,095

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	—	6,490
Benefits paid	—	(6,490)

Fair value of assets at end of year	—	—

Funded status	$(264)	$(49,095)

Amounts recognized in the Consolidated Balance Sheets at year ending December 29, 2007, consist of:

(in thousands)	Pension Benefits	Other Postretirement Benefits
Accrued benefit liability	$(264)	$(49,095)
Accumulated other comprehensive loss (pretax)	—	2,330

Net amount recognized	$(264)	$(46,765)

The Company does not expect any of the unrecognized loss to be amortized in 2008.

Net Periodic Benefit Cost

Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Income for the year ended December 29, 2007, are as follows:

(in thousands)	Pension Benefits	Other Postretirement Benefits
Service cost	$291	$152
Interest cost	—	2,674
Expected return on assets	—	—
Amortization of prior service cost	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$291	$2,826

Assumptions

Weighted average assumptions are as follows:

	Pension Benefits	Other Postretirement Benefits
Discount rate to determine net periodic benefit cost	6.00%	6.00%
Discount rate to determine benefit obligations	6.25%	6.25%
Medical trend – current year	N/A	9.00%
Medical trend – ultimate year 2012	N/A	5.50%

A one-percentage point change in assumed healthcare cost trend rate would impact the postretirement benefit obligation and total service and interest cost by approximately $4.0 million and $250,000, respectively.

Contributions

The Company’s policy is to fund at least the minimum contribution required to meet applicable employee benefit tax laws. In the Company’s sole discretion, additional amounts may be funded from time to time. The Company currently expects to make no contributions to the pension plan in 2008 and expects to make contributions of approximately $5 million to the postretirement plan in 2008.

Estimated Future Benefit Payments

The following is a summary of expected future benefit payments:

(in thousands)	Pension Benefits	Other Postretirement Benefits
2008	$5	$5,183
2009	11	4,988
2010	20	4,756
2011	31	4,543
2012	43	4,333
2013-2017	417	18,969

NOTE L    STOCK PLANS

The 2006 Equity Incentive Plan authorizes the Company’s Board of Directors to grant: (1) stock appreciation rights, (b) restricted stock, (c) performance awards, (d) incentive stock options, (e) nonqualified stock options, and (f) stock units. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled and no further awards will be granted from those plans. The 2006 Plan is the only Plan under which awards can now be granted. A summary of the Company’s stock plans as of December 29, 2007, follows.

Plan	Shares Authorized	Current Plan Status	Typical Grant Life
1990	501,600	Cancelled in 2006; except for options outstanding	6 years
1994	4,000,000	Cancelled in 2006; except for options outstanding	10 years
1996	200,000	Expired in 2001; except for options outstanding	10 years
2001	200,000	Cancelled in 2006; except for options outstanding	10 years
2006	3,000,000	Active	10 years

1990 Plan: Only non-qualified options were granted from this Plan. Options vest and become 50% exercisable at the end of one year and 100% exercisable at the end of two years. All outstanding stock options granted under this Plan are currently exercisable.

1994 Plan: Incentive stock options vested and became fully exercisable with continued employment of six months for officers and three years for non-officers. Restrictions on non-qualified stock options normally lapsed after a period of five years or earlier under certain circumstances. All outstanding non-qualified stock options granted under this Plan are currently exercisable. All incentive stock options granted under this Plan continue to vest according to the terms of the applicable agreements.

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

The purpose of granting stock options and non-vested stock units is to encourage ownership in the Company. This provides an incentive for the participants to contribute to the success of the

Company and align the interests of the participants with the interests of the shareholders of the Company. Historically, the Company has used newly-issued shares to fulfill stock option exercises. Once options are granted, the Company’s policy is to not re-price any outstanding options.

A summary of option activity under the Plans during 2007 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Year ended December 29, 2007
Outstanding at December 30, 2006	2,003,976	$23.89
Granted	827,007	44.58
Exercised	(348,862)	20.75
Expired	(6,245)	22.26
Cancelled	—	—
Forfeited	(63,476)	34.64

Outstanding at December 29, 2007	2,412,400	31.16	6.9 years	$16,097

Vested or expected to vest at December 29, 2007	2,318,046	30.48	6.7 years	$16,073
Exercisable at December 29, 2007	1,164,983	23.09	4.9 years	$14,374

The weighted-average grant-date fair value of options granted was $13.62 in 2007, $11.66 in 2006, and $7.73 in 2005. The total intrinsic value of options exercised was $4.8 million during 2007, $9.8 million during 2006, and $3.8 million during 2005.

As of December 29, 2007, there was $6.3 million of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

A summary of non-vested stock unit activity under the Plans during 2007 is presented below:

	Year Ended
	December 29, 2007
Non-vested Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	59,119	$32.42
Granted	61,016	39.72
Vested	(9,253)	33.27
Cancelled	(2,961)	35.47
Forfeited	—	—

Non-vested at ending of period	107,921	36.35

The total fair value of stock units that vested during 2007 and 2006 was $308,000 and $416,000, respectively.

As of December 29, 2007, there was $1.6 million of total unrecognized compensation cost related to non-vested stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

The remaining incremental compensation cost to be recognized over the remaining 1 to 25-month time period as a result of these modifications totaled $250,000.

The fair value of options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ applicable vesting periods. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; (3) dividend yields are based on the Company’s dividend yield published in the Wall Street Journal or provided by a third-party on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding and is estimated based on historical experience. Listed in the table below are the weighted-average assumptions and the weighted-average remaining contractual life for those options granted in the period indicated.

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
	Reported	Reported	Pro Forma
Volatility	25.2%	23.0%	1.0%
Risk-free interest rates	5.1%	4.9%	3.8%
Dividend yields	1.5%	1.9%	2.2%
Expected option life	6.4 years	6.0 years	5.2 years

NOTE M EARNINGS PER SHARE

The table below details earnings per common share for the years indicated:

(In thousands, except per share data)	2007	2006	2005
Numerator:
Net income	$94,102	$48,118	$43,021

Denominator Reconciliation:
Weighted-average shares – basic	44,674	32,529	33,170
Effect of dilutive securities – Stock options and non-vested stock units	568	425	558

Weighted-average shares – diluted	45,242	32,954	33,728

Earnings per common share – basic	$2.11	$1.48	$1.30
Earnings per common share – diluted	$2.08	$1.46	$1.28

The total number of anti-dilutive securities excluded from the above calculations was 439,816 at December 29, 2007, and 190,941 at December 30, 2006, and 452,100 at December 31, 2005.

NOTE N    FOREIGN OPERATIONS

The Company’s foreign operations include both export sales and the results of its foreign subsidiaries in Canada, Europe, Australia, Far East, and Mexico. Consolidated sales, income before income taxes, and identifiable assets consist of the following:

(In thousands)	2007	2006	2005
Net Sales:
United States Companies
Domestic customers	$1,509,586	$698,717	$618,476
Export customers	122,642	61,598	54,310

	1,632,228	760,315	672,786
Foreign Affiliates	192,671	50,965	48,783

	$1,824,899	$811,280	$721,569

Income Before Income Taxes:
United States Companies	$124,982	$73,100	$65,459
Foreign Affiliates	22,181	2,620	1,836

	$147,163	$75,720	$67,295

Assets:
United States Companies	$2,699,104	$497,960	$486,396
Foreign Affiliates	122,522	26,022	20,809

	$2,821,626	$523,982	$507,205

NOTE O    SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (Unaudited)

		Quarter
(In thousands, except per share data)		First	Second	Third	Fourth
2007:	Net sales	$395,694	$491,615	$480,595	$456,995
	Gross profit	112,562	148,584	144,387	139,114
	Net income	20,869	25,212	24,645	23,377
	Net earnings per common share – basic	0.51	0.55	0.54	0.51
	Net earnings per common share – diluted	0.50	0.54	0.53	0.51

2006:	Net sales	$192,314	$205,607	$212,905	$200,454
	Gross profit	52,612	53,452	54,587	53,402
	Net income	11,367	12,397	12,182	12,172
	Net earnings per common share – basic	0.34	0.38	0.38	0.38
	Net earnings per common share – diluted	0.34	0.38	0.37	0.37

NOTE P    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company is required to adopt FAS 157 effective December 30, 2008, and management does not expect FAS 157 to have a significant impact on the financial results.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value, and expands the use of fair value measurement in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective beginning in 2008 and management has determined that FAS 159 will have no impact on the financial results.

In December 2007, the FASB issued FAS 141 (Revised 2007), “Business Combinations” (FAS 141R), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, FAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt FAS 141R upon its effective date as appropriate for any future business combinations.

NOTE Q    SUBSEQUENT EVENT (Unaudited)

In February 2008, the Company began executing a plan to sell real property in Crossville, Tennessee. The facility houses a distribution center and had a carrying value of $22.5 million recorded in property, plant and equipment at December 29, 2007. The property will be classified as held for sale beginning February 2008. The estimated fair value, net of expected costs to sell, exceeds the carrying value.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Disclosures Controls and Procedures

An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 29, 2007. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2007.

Internal Control Over Financial Reporting

Management’s assessment, and the attestation report of the Company’s independent registered public accounting firm, of the effectiveness of the Company’s internal control over financial reporting are reported below.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007, certain information included in the Company’s consolidated financial statements for the year ended December 29, 2007, was obtained from accounting and information systems utilized by Reliance that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. During the fourth quarter of 2007, some of Reliance’s accounting and financial reporting systems were integrated into the Company’s systems. As a result, certain processes were changed. None of these changes materially affect the Company’s internal controls over financial reporting. There have been no other changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, these controls.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included review of the documentation of controls, assessment of the design effectiveness of the controls, testing of the operating effectiveness of controls, and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 29, 2007.

/s/ John A. McFarland
JOHN A. MCFARLAND
Chairman and Chief Executive Officer

/s/ George E. Moschner
GEORGE E MOSCHNER
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Baldor Electric Company

We have audited Baldor Electric Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Baldor Electric Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Baldor Electric Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Baldor Electric Company as of December 29, 2007, and December 30, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007, and our report dated March 11, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 11, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about the Board of Directors

Jefferson W. Asher, Jr. ... Independent Management Consultant, providing assistance to corporations, attorneys, banking institutions, and other creditors, for more than five years; Director of Hulaw Corporation (formerly OhCal Foods, Inc.) since January 2005; former Director of Webtigo (term ended 2007); former Director of Zing Wireless, Inc. (term ended 2005); former Director of California Beach Restaurants, Inc. (term ended 2004).

Merlin J. Augustine, Jr. ... Chairman and Chief Executive Officer of M&N Augustine Foundation for Human Development, Inc. established in 1992; Assistant Vice Chancellor of Finance and Administration and Director of Customer Relations at the University of Arkansas in Fayetteville (through March 2008); former Member of the Board of Arkansas Science and Technology Authority (term ended 2005).

Richard E. Jaudes ... Partner at Thompson Coburn LLP, a law firm that provides legal counsel to Baldor.

Jean A. Mauldin ... Chief Financial Officer of Merial, Limited, a world-leading animal health company, since 2002; former President of Phelps Dodge Wire and Cable, a division of Phelps Dodge Corporation, 2000 through 2002.

John A. McFarland ... Baldor’s Chairman of the Board since 2005; Chief Executive Officer since 2000; President from 1996 through 2004; Executive Vice President—Sales and Marketing during 1996; Vice President—Sales from 1991 to 1996.

Robert J. Messey ... Senior Vice President and Chief Financial Officer of Arch Coal, Inc. (NYSE), the second largest coal producer in the United States; Director of Stereotaxis, Inc. (NASDAQ) since May 2005.

Robert L. Proost ... Financial Consultant and Lawyer; former Director, Vice President, and Chief Financial Officer of A.G. Edwards, Inc. (NYSE), and of various subsidiaries (retired 2001).

R. L. Qualls ... Independent Business and Financial Consultant, providing assistance to corporations; former Vice Chairman of the Board, Chief Executive Officer, and President of Baldor (retired 2000); Director of Bank of the Ozarks, Inc. (NASDAQ) since 1997.

Barry K. Rogstad … Former President of the American Business Conference, a coalition of mid-size fast-growing firms, which promotes public policies to encourage growth, job creation, and a higher standard of living for all Americans, for more than five years (retired 2002); former Partner and Chief Economist with Coopers and Lybrand.

Ronald E. Tucker ... Baldor’s President since 2005; Chief Operating Officer since February 2007; Chief Financial Officer from 2000 to April 2007; Secretary since 2002; Treasurer from 2000 through 2002.

General Information Regarding Current Directors and Nominees for Election

Name	Year of Birth	Director Since	Current Term Expires
Jefferson W. Asher, Jr.	1924	1973	2008
Merlin J. Augustine, Jr.	1943	2000	2009
Richard E. Jaudes	1943	1999	2008
Jean A. Mauldin	1957	2006	2010
John A. McFarland	1951	1996	2009
Robert J. Messey	1946	1993	2008
Robert L. Proost	1937	1988	2009
R. L. Qualls	1933	1987	2010
Barry K. Rogstad	1940	2001	2010
Ronald E. Tucker	1957	2007	2010

Information About the Board of Directors and Committees of the Board

Board of Directors ... The Board of Directors has four committees: Audit Committee, Compensation Committee, Corporate Governance Committee, and Executive Committee. The membership and responsibilities of the current committees of the Company’s Board of Directors are summarized below. Additional information regarding the responsibilities of each committee is found in, and is governed by, the Company’s Bylaws, as amended, each committee’s Charter, where applicable, specific directions of the Company’s Board of Directors, and certain mandated regulatory requirements. The Charters of Baldor’s Audit, Corporate Governance, and Compensation Committees, as well as Baldor’s Corporate Governance Guidelines, are available at Baldor’s website at www.baldor.com. The information is also available in print to any shareholder who requests it.

Executive Committee ... Between meetings of the Board, the Executive Committee is empowered to act in lieu of the Board of Directors except on those matters for which the Board of Directors has specifically reserved authority to itself or as set forth in Baldor’s Bylaws, as amended. The Executive Committee is currently comprised of one director who is an executive officer of Baldor and two non-management directors who are independent directors.

Audit Committee ... The Audit Committee performs those duties and responsibilities as set out in the Charter of the Audit Committee. More information regarding the Audit Committee can be found in this Form 10-K under the caption “Statement of Audit Committee Member Independence and Financial Expertise” under Item 13. The Audit Committee is comprised of four independent directors.

Compensation Committee ... The Compensation Committee performs those duties and responsibilities as set out in the Charter of the Compensation Committee, including the responsibility for approving the salary and contingent compensation arrangements for Named Executive Officers, approving any stock options granted to Named Executive Officers, having the exclusive authority to determine the persons eligible to participate and the amount, terms, and conditions of the equity awards made to each participant, and administering the Company’s various stock option plans except for those associated solely with the non-employee directors. The Compensation Committee has the authority to determine whether termination is the result of retirement. This specific authority has been delegated to the Executive Committee of the Board of Directors; however, the actions of the Executive Committee relating to this authority are ratified by the Compensation Committee. The Compensation Committee is comprised of five independent directors.

Corporate Governance Committee ... The Corporate Governance Committee performs those duties and responsibilities as set out in the Charter of the Corporate Governance Committee, including considering candidates for Board membership proposed by shareholders who have complied with the procedures set forth in the Company’s Bylaws, proposing a slate of directors for election by the shareholders at each annual meeting, proposing candidates to fill vacancies on the Board, and responsibility for the Company’s corporate governance guidelines and evaluation. The Corporate Governance Committee is comprised of three independent directors.

Memberships, meetings, and attendance ... During the fiscal year ended December 29, 2007 (“fiscal year 2007”), the Board of Directors held five meetings. Each director attended at least 75% of the board meetings and each committee member attended at least 75% of the committee meetings. It is Baldor’s practice that all directors attend the Company’s Annual Shareholders’ Meetings and all directors did attend the meeting held in 2007. Below are the current committee memberships and other information about the committees of the Board of Directors.

Name	Independent** Directors	Executive Committee	Audit Committee	Compensation Committee	Corporate Governance Committee
Jefferson W. Asher, Jr.	*		*	*
Merlin J. Augustine, Jr.	*			*	*
Richard E. Jaudes	*			*
Jean A. Mauldin	*		*		*
John A. McFarland		Chairman
Robert J. Messey	*		Chairman
Robert L. Proost	*	*			Chairman
R. L. Qualls	Presiding Director	*		*
Barry K. Rogstad	*		*	Chairman
Ronald E. Tucker
Meetings held during fiscal year 2007	5	3	11	5	4

*	Committee membership
**	Designates independence under the requirements of the New York Stock Exchange

Information contained under the caption “Statement of Audit Committee Member Independence and Financial Expertise”, is incorporated herein under Item 13.

CODE OF ETHICS

The Board of Directors has adopted: 1) a Code of Ethics for Certain Executives that applies specifically to Baldor’s chief executive officer, chief financial officer, treasurer, principal accounting officer, and any other officer of the Company serving in a finance, accounting, treasury, tax, or investor relations role; and 2) a Code of Ethics and Business Conduct that applies to all Baldor associates including directors, officers, employees, and affiliates. Both of these Codes are available for viewing on Baldor’s website at www.baldor.com. These codes are also available in print to any shareholder who requests it. Any amendments to, or waivers from, the Code of Ethics for Certain Executives will also be posted on Baldor’s website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review, all of Baldor’s reporting persons complied with all filing requirements applicable to them with respect to transactions during fiscal year 2007.

EXECUTIVE OFFICERS

The current executive officers of Baldor, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

Name	Age	Position	Served as Officer Since
John A. McFarland	56	Chairman and Chief Executive Officer	1990
Ronald E. Tucker	50	President, Chief Operating Officer, and Secretary	1997
George E. Moschner	49	Chief Financial Officer	2007
Michael A. Cinquemani	44	Executive Vice President – Dodge & International Sales	2007
Randy L. Colip	49	Executive Vice President – Sales	1997
Gene J. Hagedorn	61	Executive Vice President – Materials	1994
L. Edward Ralston	38	Executive Vice President – Business Integration	2005
Randal G. Waltman	58	Executive Vice President – Operations	1997
Randall P. Breaux	45	Vice President – Marketing	2001
Roger V. Bullock	58	Vice President – Drives	2002
Bryant G. Dooly, Jr	46	Treasurer & Corporate Controller	2008
Jason W. Green	38	Vice President – Human Resources	2007
Tracy L. Long	42	Vice President – Investor Relations	2003
Thomas A. Mascari	56	Vice President – Business Integration	2007
Mark L. Shackelford	48	Vice President – Information Services	2007
Ronald W. Thurman	53	Vice President – Engineering	2005

There are no direct family relationships among the directors or executive officers; however, Mr. Moschner is an uncle to the wife of Mr. Ralston. Except for the following, each of the executive officers has served as an officer or in a management capacity with Baldor for the last five years.

George Moschner joined Baldor as the Company’s Chief Financial Officer at the end of April 2007. Prior to joining Baldor, Mr. Moschner was an accountant with the firm of BKD, LLP for over 25 years, the last 10 years of which he was a partner.

Michael Cinquemani joined Baldor as Executive Vice President – Dodge and International Sales effective with Baldor’s acquisition of Reliance on February 1, 2007. Prior to the acquisition, Mr. Cinquemani served in various executive and managerial positions with Reliance Electric Company including most recently Vice President – Global Sales.

Jason Green joined Baldor in January 2007 as the Company’s Director of Human Resources. Effective February 1, 2007, he became the Company’s Vice President – Human Resources. Prior to joining Baldor, Mr. Green spent several years with Hallmark Cards, Inc. serving in various Human Resources assignments across the company.

Thomas Mascari joined Baldor as Vice President – Business Integration effective with Baldor’s acquisition of Reliance on February 1, 2007. Prior to the acquisition, Mr. Mascari served in various executive and managerial positions with Rockwell Automation Power Systems and most recently as Vice President & General Manager of Reliance Electric Company.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION – Compensation Discussion and Analysis

Overview of Executive Compensation and Philosophy

The Compensation Committee of the Board of Directors is responsible for establishing and overseeing the Company’s compensation policy. It is fully responsible for the determination of the compensation levels of the CEO, President/COO, and CFO, and approval of all executive compensation, including the Named Executive Officers. The guiding principle of the Committee is the belief that executive compensation based on increased performance and productivity is key to the success of Baldor and the growth in shareholder value.

The Baldor executive compensation program is designed to align executive incentives with the achievement of Company goals and objectives. It is based on the premise that Baldor is only successful if all individuals work as a team to meet the expectations of customers and shareholders. To that end, the elements of compensation for the Named Executive Officers are identical to those for other executive officers. The Compensation Committee has designed the Company’s executive compensation program to ensure that total compensation paid to executive officers, including the Named Executive Officers, is fair internally, competitive externally, and offers performance motivation.

The Baldor executive compensation program includes both cash and stock-based compensation. Actual levels of total compensation in any given year are a function of the achievement of Company goals. Equity compensation, which for 2007 consisted of the awarding of stock options and stock units, has vesting periods that ensure long term alignment of interests of management and shareholders.

Throughout this discussion, the individuals who served during 2007 as the Company’s Principal Executive Officer and Principal Financial Officer, as well as the other individuals included in the Compensation Tables included herein under the caption “Executive Compensation – Compensation Discussion and Analysis” are referred to as the Named Executive Officers.

Evaluation of Executive Performance

Executive compensation is based on performance targets established in the annual business plan that is approved by the Board of Directors. Performance targets set on a Company-wide basis emphasize achieving specific revenue and earnings goals, relations with customers and suppliers, and recruiting and retaining the necessary talent for the organization. Performance targets set at the individual level are based on the particular position and level of responsibility, but in all cases highlight the importance of personal contribution to Company productivity improvement.

In evaluating the executives’ performance and in order to ensure that the executive compensation packages are competitive, the Compensation Committee reviews independent salary survey data from the Watson-Wyatt Data Services Compensation Survey, which shows compensation practices for a peer group of companies. Using this data, salaries for all Baldor executive officers can be compared with the range of salaries for persons holding similar positions at comparably sized manufacturing companies. In general, the Compensation Committee seeks to establish salaries for Baldor executive officers that are slightly above the median for peer group companies. The Watson-Wyatt survey also provides peer group data on equity compensation by executive level position, which is used by Baldor in determining the equity component of compensation.

As part of its oversight function the Compensation Committee reviews the status of Company officers, particularly the Named Executive Officers, their positions and compensation on a quarterly basis. In addition, the Non-Management Directors discuss the ongoing effectiveness of the goals set for executives in the context of monitoring progress towards overall Company objectives. They also meet with the CEO to discuss overall executive team capabilities and capacity as well as individual executive performance.

Setting Executive Compensation

Proposed compensation for all but the Chief Executive Officer (CEO), the President and Chief Operating Officer (COO), and the Chief Financial Officer (CFO) is initiated by the CEO. He evaluates the performance of the other executive officers in terms of their individual performance and contribution to Company objectives in the context of the Watson Wyatt survey data. The CEO then seeks the advice and counsel of the Executive Committee of the Board (whose membership also includes two independent directors). The Executive Committee also reviews the Watson Wyatt data for the CEO, President/COO, and CFO positions. The results of these discussions and the CEO’s recommendations are presented to the Compensation Committee. The Compensation Committee meets with the CEO and discusses his recommendation for the COO and CFO. The Chair of the Compensation Committee meets with the CEO and evaluates his performance for the year and discusses future compensation considerations.

The Compensation Committee examines all recommendations within the established framework as described. It sets the compensation for the CEO, President/COO, and CFO and also sets the compensation for the other Named Executive Officers, generally following the recommendations of the CEO. The Committee also approves the recommendations for other executive salaries. The Compensation Committee submits these decisions to the Board of Directors for their approval.

Executive Compensation Components

In 2007, the components of compensation for Baldor executive officers, including Named Executive Officers were:

•	Salary

•	Non-equity incentive plan compensation

•	Long-term incentive compensation

•	Certain benefits

These components of the executives’ total compensation program are discussed more fully below.

Salary

The Company pays Named Executive Officers to compensate them for services given during the year. In considering each executive officer’s salary, the Compensation Committee evaluates each individual’s personal performance, including initiatives and achievements during the past year, and that individual’s future potential, as well as how the executive has contributed to Baldor’s performance generally. Of particular importance, emphasis is placed on manager productivity, which leads to an overall efficient management structure for the Company. Salaries are set to be competitive externally and fair internally.

As noted earlier, salary comparisons are made with a peer group of companies using Watson-Wyatt survey compensation data. The peer group selected for this comparison is other comparably sized manufacturing companies, based upon sales volume. Peer company comparisons are undertaken for each executive position. Average salaries for Baldor executive officers are slightly above the median of the salaries of peer companies. The Compensation Committee believes this appropriately reflects the effectiveness of the management team as well as the employment tenure of Baldor’s executive officers.

Non-equity incentive plan compensation

The non-equity incentive component of compensation is a cash payment designed to link executive pay to the Company’s performance. The amount awarded to the executives under this component is determined based on goals that the Compensation Committee believes more fully enhance shareholder value. These amounts are earned by the executive officers (including the Named Executive Officers) and other key management personnel based upon the achievement of “target” and “stretch” goals for two independent components—sales and earnings per share. These goals are set by the Board of Directors in conjunction with their approval of the annual business plan and are communicated to the Named Executive Officers. The Board also reviews these goals annually to determine if any changes are needed to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value. It is important to note that these goals serve to reinforce the incentives for management to work as a team.

Non-equity incentive compensation amounts are determined as a percentage of each participating person’s rate of salary. Fifty percent (50%) of the amount earned is based on achieving pre-set sales goals and fifty percent (50%) of the amount earned is based on achieving pre-set earnings per share goals. If the “target” goal for the sales or earnings component is met, a non-equity incentive compensation amount of 5% (of salary) for that component is earned. If the “target” goal of a component is not met, the non-equity incentive compensation amount for that component is not earned. For each component that exceeds the “target” goal, the non-equity incentive compensation amount for that component will be increased up to another 5% paid on a straight-line basis until the “stretch” goal is reached. If the “stretch” goal for a component is exceeded, the additional non-equity incentive compensation amount to be paid will continue to be calculated on the same straight-line pro-rata basis as used for the “stretch” goal amount.

Long-term incentive compensation

The Company believes that ownership of Company stock ensures that all employees, and particularly the Company’s executive officers, have a continuing stake in the long-term success of the Company and encourages all employees to contribute to its success. As a result, effective February 2006, the Compensation Committee approved stock ownership guidelines for its directors, officers, and key management personnel in order to align these individuals with a long-term interest in the success of the Company. “Stock ownership” under these guidelines is defined to include stock owned directly, stock owned indirectly through the Company’s 401(k) and Profit Sharing Plan, stock owned indirectly by a spouse and minor children, and stock units vested but deferred under the Company’s deferred compensation plan.

The guidelines adopted by the Compensation Committee recommend that the individuals serving in the positions of CEO, COO, President, CFO, executive vice-presidents, and directors own two times the value of their 2005 cash compensation. All other executive officers are recommended to own one and one-half times the value of their 2005 cash compensation. Other key management personnel are recommended to own one times the value of their 2005 cash compensation. The Compensation Committee has also established milestone guidelines that are used to monitor progress toward achieving the ownership recommendations over the next five-year period.

To facilitate compliance with these guidelines, the Company provides long-term incentive compensation to its executive officers in the form of stock options and, on occasion, stock units. Any stock options and/or stock units granted under this component of compensation are granted under the Baldor Electric Company 2006 Equity Incentive Plan approved by shareholders.

(i)	Stock Options. Incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) are granted to executive officers and other key management annually. In determining the size of stock option grants to the executive officers, the Compensation Committee reviews independent salary survey data regarding stock option grants to executive officers by the Company’s peer group.

The number of shares underlying any options granted is based upon a formula related to the previous year’s total cash compensation. Certain Executive Officers (executive officers holding the titles of Chairman, CEO, President, COO, CFO, or Executive Vice President) are granted approximately 33 options per $1,000 of the individual’s cash compensation from the previous year. Other officers, as a group, are individually granted approximately 28 options per $1,000 of the group’s average cash compensation from the previous year.

Options granted under this component of compensation have a ten year life, are granted with an exercise price equal to the New York Stock Exchange composite closing price for Baldor stock on the grant date and are 100% exercisable after one year from date of grant. Accordingly, those stock options will have value only if the market price of Baldor stock increases after that date.

(ii)	Stock Units. Stock units are awarded to executive officers and other key management only in the year following a year in which a “target” goal was met. The number of stock units granted is based upon a formula related to the previous year’s total cash compensation. Certain Executive Officers (executive officers holding the titles of Chairman, CEO, President, COO, CFO, or Executive Vice President) are granted approximately 6 stock units per $1,000 of the individual’s cash compensation from the previous year. Other officers, as a group, are individually granted approximately 5 stock units per $1,000 of the group’s average cash compensation from the previous year. The stock units normally vest after two years from the date of award. If the individual is not an employee at the time of vesting, the stock units are forfeited. Stock units are a pure retentive feature to provide continuity through business cycles and will increase in value only if the market price of Baldor stock increases.

Certain benefits

Standard Package. As with all other Baldor employees, the executives are eligible for the same health and dental insurance, accidental death insurance, disability, vacation, 401(k) matching contributions and profit-sharing participation (subject to IRS restrictions) and other similar benefits offered by the Company. The Company’s benefits package generally is designed to assist employees in providing for their own financial security in a manner that recognizes individual needs and preferences.

Supplemental Executive Benefits. In order to provide a competitively attractive package to secure and retain experienced executive officers, the Company supplements the standard benefit packages offered to all employees with appropriate executive benefits as listed below.

(i)	Death Benefits. The Company offers to the executive officers a death benefit payment equal to two times the previous year’s salary and bonus should they die while employed by Baldor. While no funds have been set aside to fund this promised benefit, the Company has purchased corporate owned life insurance to offset this liability.

(ii)	Non-Qualified Deferred Compensation. A Non-Qualified Deferred Compensation Plan exists for any Baldor employee the IRS defines as “highly compensated”, most of whom are the Company’s executive officers. Under the IRS rules, the amount they can contribute to the 401(k) plan on a tax deferred basis is limited, so the Non-Qualified Deferred Compensation Plan allows such individuals to make further retirement contributions. Any amounts contributed are made strictly by the employee, and Baldor makes no matching contributions.

(iii)	Perquisites. The Company reimburses executive officers for dues to one social/country club of the executive’s choosing as long as that membership is also used for business purposes. The Company does not offer management any other personal benefits. In early 2007, the Company did reimburse certain new executives for auto allowance and personal financial services related to pre-existing arrangements and both of which involved minimal amounts. The reimbursement of these types of perquisites was determined to be circumstantial and will not continue.

(iv)	Change of Control Arrangements. Pursuant to agreements under the Baldor Electric Company 2006 Equity Incentive Plan, all outstanding stock units held by any employee, including the Named Executive Officers, will fully vest and be free of any restrictions without any further act by Baldor or the Named Executive Officer in the event of a “Change of Control” as defined in those agreements.

Other than distributions from the Non-Qualified Deferred Compensation Plan in accordance with the terms of the plan, none of these supplemental benefits continue for the executive after retirement or termination.

Additional Information About Stock Options

The grant date, with respect to any options granted to a Named Executive Officer, is generally the date the Compensation Committee determines to grant such options. Grants to executive officers and other key management are normally made at the first Compensation Committee meeting of the year held near the time of the first Board of Directors meeting of the year, the dates for which are established more than six months in advance. As such, there may be times when the Compensation Committee may grant options at times when the Board or Compensation Committee is in possession of material non-public information. The Company has not adopted any policy with respect to coordinating option grant dates with the release of material non-public information. The Compensation Committee typically does not take such information into account when determining whether, when, and in what amount to make option grants.

As a matter of policy, the Company does not re-price any options previously granted.

Trading of Baldor Stock

The Company’s officers and directors may not purchase or sell options, nor engage in short sales with respect to Baldor stock. Officers and directors are also not allowed to trade in puts, calls, straddles, equity swaps or other derivative securities that are directly linked to Baldor stock. The Company also has an Insider Trading Policy (“blackout policy”) which provides prohibitions and guidelines to the Company’s directors, officers, and other employees with respect to purchasing and selling Company securities or derivatives.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1,000,000 on the amount of compensation that Baldor may deduct in any one year with respect to each of the Named Executive Officers. To maintain flexibility in compensating executive officers in a manner designed to promote corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible.

SUMMARY COMPENSATION TABLE FOR NAMED EXECUTIVE OFFICERS

The following tables set forth certain information regarding compensation paid or earned by each of the Named Executive Officers for the fiscal year ended December 29, 2007. The Company has not entered into any employment agreements with any of the Named Executive Officers.

Summary Compensation Table for fiscal year 2007

Name and Principal Position	Year	Salary	Bonus	(1) Stock Awards	(2) Option Awards	(3) Non-Equity Incentive Plan Compensation	(4) Change in Pension Value and Nonqualified Deferred Compensation Earnings	(5) All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
John A. McFarland Chairman and Chief Executive Officer	2007 2006	775,000 775,000	— —	208,264 98,411	311,509 245,520	198,090 173,445	786 190	36,726 38,913	1,530,375 1,331,479

Ronald E. Tucker (6) President, Chief Operating Officer, and Secretary	2007 2006	500,000 450,000	— —	119,091 56,738	180,990 142,560	127,800 100,710	2,985 483	38,087 38,970	968,953 789,461

George E. Moschner (6) Chief Financial Officer	2007	201,136	—	20,205	63,443	76,680	N/A	13,259	374,723

L. Edward Ralston Executive Vice President – Business Integration	2007 2006	276,667 200,000	— —	41,171 15,394	75,371 53,760	71,568 44,760	1,170 334	37,249 16,954	503,196 331,202

Randy L. Colip Executive Vice President – Sales	2007 2006	269,000 225,000	— —	50,630 27,858	75,371 60,480	69,012 50,355	N/A N/A	24,516 23,537	488,529 387,230

Gene J. Hagedorn Executive Vice President –Materials	2007 2006	258,000 250,000	— —	52,672 29,388	75,371 67,200	65,945 55,950	2,203 110	32,990 33,169	487,181 435,817

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 29, 2007, in accordance with FAS 123R. Assumptions used in the calculation of these amounts are discussed in the Notes to Consolidated Financial Statements.
(2)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 29, 2007, in accordance with FAS 123R and thus may include amounts from options granted in and prior to 2007. Assumptions used in the calculation of these amounts are discussed in the Notes to Consolidated Financial Statements.
(3)	Reflects amounts paid to each Named Executive Officer under the Baldor Electric Company Bonus Plan for Officers effective for fiscal year 2007.
(4)	The Company has no Pension Plan for executive officers; therefore, the amounts in this column reflect the earnings and change in market value of the mutual fund investment choices (selected by the Named Executive Officer) offered within the Nonqualified Deferred Compensation Plan only.
(5)	For fiscal year 2007, the amounts in this column represent Baldor contributions and payments made as follows:

	Contributions to the Profit Sharing Plan	Contributions to the 401(k) Savings	(a) Death Benefit Premium	(b) Other
	($)	($)	($)	($)
John A. McFarland	17,248	3,375	16,103	—
Ronald E. Tucker	17,248	2,250	12,246	6,343
George E. Moschner	—	750	—	12,509
L. Edward Ralston	17,198	3,375	8,842	7,834
Randy L. Colip	17,248	2,813	392	4,063
Gene J. Hagedorn	17,248	3,375	8,304	4,063

(a)	The Company offers to its executive officers a death benefit payment equal to two times the previous year’s salary and bonus should they die while employed. While no funds have been set aside to fund this promised benefit, the Company has purchased corporate owned life insurance to offset this liability. The amount in this column represents the premium paid with respect to such insurance.
(b)	Amounts disclosed in this column represent other perquisites such as social/country club dues. All amounts presented represent country club dues.

(6)	Mr. Moschner became Chief Financial Officer of the Company in April 2007. Prior to that time, Mr. Tucker served as our Chief Financial Officer.

Grants of Plan-Based Awards in Fiscal Year 2007

Name	Grant Date	(1) Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			(2) All Other Stock Awards: Number Of Shares Of Stock Or Units	(3) All Other Option Awards: Number of Securities Underlying Options	Exercise Or Base Price of Option Awards	(4) Grant date fair value of stock and option awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
	John A. McFarland	38,750	77,500	—
	02/25/07				N/A	N/A	N/A	5,814			221,165
	02/25/07				N/A	N/A	N/A		2,543	39.31	28,728
	02/25/07				N/A	N/A	N/A		29,434	39.31	344,083

	Ronald E. Tucker	25,000	50,000	—
	02/25/07				N/A	N/A	N/A	3,378			128,499
	02/25/07				N/A	N/A	N/A		2,543	39.31	29,728
	02/25/07				N/A	N/A	N/A		16,036	39.31	187,461

	George E. Moschner	10,057	20,114	—
	05/18/07				N/A	N/A	N/A	1,382			60,615
	05/18/07				N/A	N/A	N/A		2,214	45.15	27,232
	05/18/07				N/A	N/A	N/A		5,523	45.15	67,933

	L. Edward Ralston	13,833	27,667	—
	02/25/07				N/A	N/A	N/A	1,382			52,571
	02/25/07				N/A	N/A	N/A		2,543	39.31	29,728
	02/25/07				N/A	N/A	N/A		5,194	39.31	60,718

	Randy L. Colip	13,450	26,900	—
	02/25/07				N/A	N/A	N/A	1,382			52,571
	02/25/07				N/A	N/A	N/A		2,543	39.31	29,728
	02/25/07				N/A	N/A	N/A		5,194	39.31	60,718

	Gene J. Hagedorn	12,900	25,800	—
	02/25/07				N/A	N/A	N/A	1,382			52,571
	02/25/07				N/A	N/A	N/A		2,543	39.31	29,728
	02/25/07				N/A	N/A	N/A		5,194	39.31	60,718

(1)	Represents the estimated future payouts under the Baldor Electric Company Bonus Plan for Officers adopted on January 20, 2007. The actual amounts earned have been determined based on the achievement of the performance goals as of December 29, 2007, and are reflected as being paid in the Summary Compensation Table. Additional information relating to these amounts is discussed in narrative discussion following this table and in the Compensation Discussion and Analysis.
(2)	Represents stock units awarded. These stock units vest two years and one day from the date of grant.
(3)	Represents incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock. The options were granted at the composite closing price of the Company’s common stock on the date of grant, are 100% exercisable one year and one day following the grant date, and expire in ten years.
(4)	Represents the aggregate FAS 123R value of all awards made in 2007 as discussed in the Notes to Consolidated Financial Statements.

Narrative for Summary Compensation Table and Grants of Plan-Based Awards Table

Non-Equity Incentive Plan Awards. As discussed in the Compensation Discussion and Analysis, annual cash incentive rewards can be earned by Named Executive Officers under a Bonus Plan for Officers. The cash amounts are based upon the achievement during a fiscal year of “target” and “stretch” goals for two components (sales and earnings per share) pre-approved by the Compensation Committee for the Company. Awards are determined as a percentage of each person’s salary. Fifty percent of the bonus earned is based on achieving pre-set sales goals and 50% of the bonus earned is based on achieving pre-set earnings per share goals.

If the “target” goal for a component (that is, either sales or earnings per share) is met, a bonus of 5% of salary for that component is earned. If the “target” goal of a component is not met, the bonus for that component is not earned. For each component that exceeds the target goal, the bonus for that component will be increased up to another 5% of salary paid on a straight-line pro-rata basis until the “stretch” goal is reached. If the stretch goal for a component is exceeded, then Named Executive Officers can earn an additional amount of bonus based on the amount by which the stretch goal was exceeded. This additional amount of bonus will be equal to a percentage of salary calculated on the same straight-line pro-rata basis as was used in calculating the percentage applicable between the target and stretch goal.

The amounts reflected in the Grants of Plan-Based Awards table contemplate a “threshold” of 5% of salary assuming that one target goal is met. The “target” amounts are calculated based on the assumption that both target goals are met exactly and the full 5% of salary attributed to each goal is earned, but no stretch goals are met. No “maximum” amounts are included in the table because under the plan, Named Executive Officers can earn an indeterminate percentage of salary based on the extent to which the stretch goals are exceeded.

Stock Options and Stock Units. The Company provides long-term incentive compensation to its Named Executive Officers in the form of stock units under the Baldor Electric Company 2006 Equity Incentive Plan. Stock units are awarded to Named Executive Officers only in the year following a year in which a “target” goal was met. However, awards of stock units have been reported in the Grants of Plan-Based Awards table as stock unit awards and not as equity incentive plan awards because in the year in which those options are granted, whether or not a “target” goal was met for the prior fiscal year has already been determined.

Change of Control and Termination of Employment

Change of Control. As described in “Change of Control Arrangements” in the Compensation Discussion and Analysis section, agreements issued under the Baldor Electric Company 2006 Equity Incentive Plan provide that any outstanding stock units held by any employee, including a Named Executive Officer, will fully vest and be free of any restrictions without any further act by the Company or the Named Executive Officer in the event of a “Change of Control” as defined in those agreements.

If a change of control of the Company had occurred on December 29, 2007, the last day of the Company’s 2007 fiscal year, then the number of outstanding stock units which would have vested for each of the Named Executive Officers is as follows:

Stock Units
John A. McFarland	15,666
Ronald E. Tucker	8,735
George E. Moschner	1,382
L. Edward Ralston	2,747
Randy L. Colip	3,603
Gene J. Hagedorn	3,728

Termination of Employment. Agreements issued under the 2006 Equity Incentive Plan with respect to awards of stock units also provide that the stock units discussed above will become fully vested when an employee, including a Named Executive Officer, dies or terminates employment on account of his permanent disability or retirement, as those terms are defined in the agreement.

Agreements under that plan issued with respect to incentive and non-qualified stock options provide that all options vest and become exercisable for a period of three months following the date of termination of employment due to disability. If an employee dies while employed by the Company, or dies within three months after termination of his employment, the options vest and may be exercised at any time by the employees heirs or representatives within 12 months after death. These provisions apply to any employee who receives options, including Named Executive Officers. The total stock options held by Named Executive Officers that were not fully vested as of December 29, 2007, are listed below:

Stock Options
John A. McFarland	31,977
Ronald E. Tucker	18,579
George E. Moschner	7,737
L. Edward Ralston	7,737
Randy L. Colip	7,737
Gene J. Hagedorn	7,737

The Company offers to the Named Executive Officers a death benefit payment equal to two times the previous year’s salary and bonus, plus an amount equal to the tax benefit the Company would receive if it paid those amounts as salary and bonus to the Named Executive Officers. These benefits are provided under written agreements between the Company and the Named Executive Officers and payable if the Named Executive Officers should die while employed. While no funds have been set aside to fund this promised benefit, the Company has purchased corporate owned life insurance to offset this liability. As of December 29, 2007, amounts payable to each Named Executive Officer in the event of death were as follows:

John A. McFarland	$3,202,271
Ronald E. Tucker	2,065,981
George E. Moschner	914,244
L. Edward Ralston	1,145,981
Randy L. Colip	1,112,339
Gene J. Hagedorn	1,066,047

The Board of Directors will determine on a case-by-case basis if any additional amounts or benefits are payable to Named Executive Officers at the time their employment is terminated, whether upon death, retirement, or otherwise.

Other than distributions from the Non-Qualified Deferred Compensation Plan in accordance with the terms of the Plan, none of the Company’s supplemental benefits continue for a Named Executive Officer after retirement or other termination of employment. Distributions from the Non-Qualified Deferred Compensation Plan are discussed above with respect to the Non-qualified Deferred Compensation Table.

Option Exercises and Stock Vested in Fiscal Year 2007

Name	Number of Shares Acquired on Exercise	(1) Value Realized On Exercise	Number of Shares Acquired on Vesting	(1) Value Realized on Vesting
	(#)	($)	(#)	($)
John A. McFarland	20,000 4,347 15,653	280,825 59,858 215,542	1,266	58,717

Ronald E. Tucker	800 3,251	19,633 75,293	378 302 379	14,663 11,715 17,578

George E. Moschner	—	N/A	—	N/A

L. Edward Ralston	—	N/A	105	4,870

Randy L. Colip	4,347 2,153 338 1,400 1,500 600 1,500 1,500 2,670 2,330	45,730 22,090 3,992 31,710 33,270 20,796 37,215 37,065 45,230 39,470	251 315 316	9,736 12,219 14,656

Gene J. Hagedorn	8,000 1,200 1,200 4,347 3,653	112,330 26,700 30,324 59,858 50,302	251 315 316	9,736 12,219 14,656

(1)	Represents the difference between the option exercise price and the composite closing price of the Common Stock on the date of exercise multiplied by the number of shares acquired upon exercise. The numbers shown reflect the value of options accumulated over a ten-year period. No amounts were deferred upon exercise.

Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards					Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	(1) Number of Shares or Units of Stock That Have Not Vested	(2) Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
John A. McFarland
	Incentive
	5,144		—	19.44	2/7/2009
	4,683		—	21.35	2/4/2011
	4,662		—	21.45	2/9/2012
	5,224		—	19.14	2/2/2013
	4,170		—	23.98	2/8/2014
	3,623		—	27.60	2/6/2015
	2,951		—	33.88	4/21/2016
		2,543	—	39.31	2/25/2017
	Non-qualified
	14,856		—	19.44	2/7/2009
	15,317		—	21.35	2/4/2011
	15,338		—	21.45	2/9/2012
	6,000		—	21.45	2/9/2012
	14,776		—	19.14	2/2/2013
	6,000		—	19.14	2/2/2013
	21,830		—	23.98	2/8/2014
	11,377		—	27.60	2/6/2015
	15,000		—	27.60	2/6/2015
	22,624		—	33.88	4/21/2016
		29,434	—	39.31	2/25/2017
						Units
					(a)	1,129	38,928	—	N/A
					(b)	4,073	140,437	—	N/A
					(c)	4,650	160,332	—	N/A
					(d)	5,814	200,467	—	N/A

(1)	The vesting dates of the unvested awards are: (a) 2/2/2008, (b) 2/6/2010, (c) 4/21/2008, (d) 02/25/2009.
(2)	Represents the $34.48 composite closing price of the Common Stock as reported by the New York Stock Exchange on December 28, 2007, the last trading day of fiscal year 2007, multiplied by the number of units that have not vested.

Outstanding Equity Awards at 2007 Fiscal Year-End (continued)

	Option Awards					Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	(1) Number of Shares or Units of Stock That Have Not Vested	(2) Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Ronald E. Tucker
	Incentive
	2,173		—	23.00	2/9/2008
	5,144		—	19.44	2/7/2009
	5,860		—	17.06	2/6/2010
	4,683		—	21.35	2/4/2011
	4,662		—	21.45	2/9/2012
	5,224		—	19.14	2/2/2013
	4,170		—	23.98	2/8/2014
	3,623		—	27.60	2/6/2015
	2,951		—	33.88	4/21/2016
		2,543	—	39.31	2/25/2017
	Non-qualified
	1,076		—	23.00	2/9/2008
	2,000		—	11.50	2/9/2008
	856		—	19.44	2/7/2009
	1,800		—	9.72	2/7/2009
	140		—	17.06	2/6/2010
	1,800		—	17.06	2/6/2010
	1,317		—	21.35	2/4/2011
	1,800		—	21.35	2/4/2011
	1,338		—	21.45	2/9/2012
	1,800		—	21.45	2/9/2012
	5,776		—	19.14	2/2/2013
	3,300		—	19.14	2/2/2013
	10,130		—	23.98	2/8/2014
	7,500		—	27.60	2/6/2015
	3,877		—	27.60	2/6/2015
	11,899		—	33.88	4/21/2016
		16,036	—	39.31	2/25/2017
						Units
					(a)	621	21,412	—	N/A
					(b)	2,036	70,201	—	N/A
					(c)	2,700	93,096	—	N/A
					(d)	3,378	116,473	—	N/A

(1)	The vesting dates of the unvested awards are: (a) 2/2/2008, (b) 2/6/2010, (c) 4/21/2008, (d) 2/25/2009.
(2)	Represents the $34.48 composite closing price of the Common Stock as reported by the New York Stock Exchange on December 28, 2007, the last trading day of fiscal year 2007, multiplied by the number of units that have not vested.

Outstanding Equity Awards at 2007 Fiscal Year-End (continued)

	Option Awards					Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	(1) Number of Shares or Units of Stock That Have Not Vested	(2) Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
George E. Moschner
	Incentive
		2,214	—	45.15	5/18/2017
	Non-qualified
		5,523	—	45.15	5/18/2017
						Units
					(a)	1,382	47,651	—	N/A

(1)	The vesting dates of the unvested awards are: (a) 5/18/2009.
(2)	Represents the $34.48 composite closing price of the Common Stock as reported by the New York Stock Exchange on December 28, 2007, the last trading day of fiscal year 2007, multiplied by the number of units that have not vested.

Outstanding Equity Awards at 2007 Fiscal Year-End (continued)

	Option Awards					Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	(1) Number of Shares or Units of Stock That Have Not Vested	(2) Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
L. Edward Ralston
	Incentive
	1,000		—	23.00	2/9/2008
	850		—	19.44	2/7/2009
	700		—	17.06	2/6/2010
	700		—	21.35	2/4/2011
	1,700		—	21.45	2/9/2012
	1,700		—	19.14	2/2/2013
	2,200		—	23.98	2/8/2014
	1,000		—	27.60	2/6/2015
	2,951		—	33.88	4/21/2016
		2,543	—	39.31	2/25/2017
	Non-qualified
	500		—	21.45	2/9/2012
	500		—	19.14	2/2/2013
	1,000		—	27.60	2/6/2015
	2,649		—	33.88	4/21/2016
		5,194	—	39.31	2/25/2017
						Units
					(a)	94	3,241	—	N/A
					(b)	271	9,344	—	N/A
					(c)	1,000	34,480	—	N/A
					(d)	1,382	47,651	—	N/A

(1)	The vesting dates of the unvested awards are: (a) 2/2/2008, (b) 2/6/2010, (c) 4/21/2008, (d) 2/25/2009.
(2)	Represents the $34.48 composite closing price of the Common Stock as reported by the New York Stock Exchange on December 28, 2007, the last trading day of fiscal year 2007, multiplied by the number of units that have not vested.

Outstanding Equity Awards at 2007 Fiscal Year-End (continued)

	Option Awards					Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	(1) Number of Shares or Units of Stock That Have Not Vested	(2) Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Randy L. Colip
	Incentive
	3,000		—	27.60	2/6/2015
	2,951		—	33.88	4/21/2016
		2,543	—	39.81	2/25/2017
	Non-qualified
	1,800		—	9.72	2/7/2009
	3,000		—	27.60	2/9/2015
	3,349		—	33.88	4/21/2016
		5,194	—	39.81	2/25/2017
						Units
					(a)	282	9,723	—	N/A
					(b)	814	28,067	—	N/A
					(c)	1,125	38,790	—	N/A
					(d)	1,382	47,651	—	N/A

(1)	The vesting dates of the unvested awards are: (a) 2/2/2008, (b) 2/6/2010, (c) 4/21/2008, (d) 2/25/2009.
(2)	Represents the $34.48 composite closing price of the Common Stock as reported by the New York Stock Exchange on December 28, 2007, the last trading day of fiscal year 2007, multiplied by the number of units that have not vested.

Outstanding Equity Awards at 2007 Fiscal Year-End (continued)

	Option Awards						Stock Awards
			Equity Incentive Plan Awards:						Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		(1) Number of Shares or Units of Stock That Have Not Vested	(2) Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)			(#)	($)	(#)	($)
Gene J. Hagedorn
	Incentive
	5,144		—	19.44	2/7/2009
	5,000		—	17.06	2/6/2010
	4,682		—	21.35	2/4/2011
	4,662		—	21.45	2/9/2012
	5,000		—	19.14	2/2/2013
	4,170		—	23.98	2/8/2014
	3,000		—	27.60	2/6/2015
	2,951		—	33.88	4/21/2016
		2,543	—	39.31	2/25/2017
	Non-qualified
	2,000		—	9.72	2/7/2009
	1,656		—	19.44	2/7/2009
	1,500		—	17.06	2/6/2010
	1,500		—	21.35	2/4/2011
	318		—	21.35	2/4/2011
	1,500		—	21.45	2/9/2012
	338		—	21.45	2/9/2012
	1,500		—	19.14	2/2/2013
	2,330		—	23.98	2/8/2014
	3,000		—	27.60	2/6/2015
	4,049		—	33.88	4/21/2016
		5,194	—	39.31	2/25/2017
							Units
					(a	)	282	9,723	—	N/A
					(b	)	814	28,067	—	N/A
					(c	)	1,250	43,100	—	N/A
					(d	)	1,382	47,651	—	N/A

(1)	The vesting dates of the unvested awards are: (a) 2/2/2008, (b) 2/6/2010, (c) 4/21/2008, (d) 2/25/2009.
(2)	Represents the $34.48 composite closing price of the Common Stock as reported by the New York Stock Exchange on December 28, 2007, the last trading day of fiscal year 2007, multiplied by the number of units that have not vested.

Pension Benefits

For fiscal year 2007, the Company maintained no defined benefit plan for executive officers. The only retirement plans available to the executives are the 401(k) and Profit Sharing Plan, which are available to all employees, and the Non-Qualified Deferred Compensation Plan, which can only be funded by the individual executive.

Pension Benefits for the 2006 Fiscal Year

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		(#)	($)	($)
John A. McFarland	N/A	N/A	N/A	—
Ronald E. Tucker	N/A	N/A	N/A	—
Gene J. Hagedorn	N/A	N/A	N/A	—
Randal G. Waltman	N/A	N/A	N/A	—
Charles H. Cramer	N/A	N/A	N/A	—

Non-qualified Deferred Compensation

The Company has a Non-Qualified Deferred Compensation Plan for all employees who are defined as “highly compensated employees” under Internal Revenue Code Section 414(q), because they are restricted in the tax-deferred amount they may contribute to the 401(k) plan. Eligible employees include, but are not limited to, the executive officers. The following table sets forth information concerning contributions, earnings, and balances under this Plan for fiscal year 2007 for the Named Executive Officers.

Non-qualified Deferred Compensation for the 2007 Fiscal Year (1)

Name	(1) Executive Contributions in Last Fiscal Year	(2) Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	(3) Aggregate Balance at Last Fiscal Year-End
	($)	($)	($)	($)	($)
John A. McFarland	15,500	—	786	—	24,226
Ronald E. Tucker	70,142	—	2,985	—	82,610
George E. Moschner	—	—	—	—	—
L. Edward Ralston	25,452	—	1,170	—	32,955
Randy L. Colip	—	—	—	—	—
Gene J. Hagedorn	39,788	—	2,203	—	54,601

(1)	Each eligible employee has the option to contribute to the deferred compensation plan up to 50% of their cash compensation and any stock units awarded. The investment elections are the same as those in the 401(k) and Profit Sharing Plan (or a similar investment if the identical investment was not available). Like a 401(k) account, the participant’s account value is affected by income earned or lost on the investment choices selected by the plan participant. The amounts in this column are also reported in the “salary’ column of the Summary Compensation Table.
(2)	The Company’s makes no contributions to the Non-qualified Deferred Compensation Plan on behalf of the participant. All contributions to the Plan are made solely by the participant.
(3)	Deferred amounts are required to be deferred at least two years. If the participant changes the deferral period, the new distribution date must be at least five years beyond the original distribution date.

Information contained below under the caption “Compensation Committee Report” is furnished and not deemed filed with the SEC.

COMPENSATION COMMITTEE REPORT

The responsibilities of the Compensation Committee are provided in its charter, which has been approved by the Board of Directors of the Company.

In fulfilling its oversight responsibilities with respect to the Compensation Disclosure and Analysis included in this Report, the Compensation Committee, among other things, has:

•	reviewed and discussed the Compensation Disclosure and Analysis with management; and

•	following such review, the Compensation Committee approved the inclusion of such Compensation Disclosure and Analysis in the Company’s Annual Report on Form 10K and proxy statement.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Barry K. Rogstad Chairman

Jefferson W. Asher, Jr.
Merlin J. Augustine, Jr.
Richard E. Jaudes
R. L. Qualls

DIRECTOR COMPENSATION

Overview of Compensation Philosophy and Program

The Corporate Governance Committee responsibilities include but are not limited to administering the Company’s Director compensation program. The philosophy of the Director’s compensation program is based on the principle that the compensation program should be adequate to attract and retain qualified Board members from a variety of business and financial backgrounds. Therefore, the objective of the compensation program is that the program be competitive so as to attract and retain qualified Board members.

Evaluation of Director Performance

The Corporate Governance Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of all directors. The Corporate Governance Committee annually performs a review and evaluation of the directors’ continuing achievement of the Company’s short and long-term goals.

In order to attract and retain experienced individuals to serve as directors of the Company, the Corporate Governance Committee reviews independent salary survey data from Watson-Wyatt Data Services Compensation Survey regarding compensation packages paid to directors by the Company’s peer group. The Company generally seeks to pay compensation that is near the median of the peer group.

Elements of Compensation

In order to ensure that total compensation paid to directors is competitive externally and provides a fair compensation for the services performed, the Corporate Governance Committee has designed the total compensation program for directors to consist of two components: (1) fees, and (2) long-term incentive compensation. These components are discussed more fully below:

Fees

Fees for all directors are established within the range of fees for persons holding similar positions at comparably sized manufacturing companies, utilizing independent salary survey data from Watson-Wyatt. The data is a composite of manufacturing companies that are comparably sized based upon sales volume. In general, in establishing director fees, additional consideration includes the board’s performance as a whole, as well as Baldor’s performance. The Corporate Governance Committee will review these fee levels annually to determine if any changes to the fees are needed to ensure that an appropriate relationship exists between director compensation and the creation of shareholder value.

Long-term Incentive Compensation

This component of director compensation is based on the belief that equity-based compensation ensures that directors have a continuing stake in the long-term success of the Company. For directors, long-term incentive compensation generally consists of non-qualified stock options (“NQSOs”) and stock units.

Stock Options … Non-qualified stock options (“NQSOs”) are granted to directors annually on the first business day following the annual shareholders’ meeting. The number of shares granted is based upon a formula tied to the previous year’s cash compensation. These options have a ten year life, vest after one year and one day after the grant date, and are granted with an exercise price equal to the New York Stock

Exchange composite closing price for Baldor stock on the grant date. Accordingly, those stock options will have value only if the market price of Baldor stock increases after that date. As a matter of policy, the Company does not re-price any options previously granted to directors.

Stock Units … Stock units are awarded to directors annually. The number of stock units granted is based upon a formula related to the previous year’s director’s fees excluding committee fees. These units vest after one year and one day from the date of award.

Summary Compensation for Directors

The following tables set forth certain information regarding compensation earned during Baldor’s last fiscal year to each of Baldor’s non-employee directors.

Director Compensation in Fiscal 2007

Name	(1) Fees Earned or Paid In Cash	(2) Stock Awards	(3) Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)			($)
Jefferson W. Asher, Jr.	44,667	52,065	43,296	—	N/A	0	140,028
Merlin J. Augustine, Jr.	43,500	52,065	43,296	—	N/A	0	138,861
Richard E. Jaudes	43,500	52,065	43,296	—	N/A	0	138,861
Jean A. Mauldin (4)	39,333	52,065	43,296	—	N/A	0	134,694
Robert J. Messey	47,166	52,065	43,296	—	N/A	0	142,527
Robert L. Proost	47,584	52,065	43,296	—	N/A	0	142,945
R. L. Qualls	46,417	52,065	43,296	—	N/A	0	141,778
Barry K. Rogstad	45,500	52,065	43,296	—	N/A	0	140,861

(1)	Fees earned or paid in cash relate to service on the Board of Directors and service on the various committees of the Board of Directors as detailed in the table below.

Name	Director	Executive Committee	Audit Committee	Compensation Committee	Corporate Governance Committee	(a) General Committee Fee	Total
	($)	($)	($)	($)	($)	($)	($)
Jefferson W. Asher, Jr.	30,000	0	3,667	0	1,667	9,333	44,667
Merlin J. Augustine, Jr.	30,000	0	0	2,500	1,667	9,333	43,500
Richard E. Jaudes	30,000	0	0	2,500	1,667	9,333	43,500
Jean A. Mauldin (4)	30,000	0	0	0	0	9,333	39,333
Robert J. Messey (b)	30,000	0	5,333	2,500	0	9,333	47,166
Robert L. Proost	30,000	2,917	3,667	0	1,667	9,333	47,584
R. L. Qualls	30,000	2,917	0	2,500	1,667	9,333	46,417
Barry K. Rogstad	30,000	0	3,667	2,500	0	9,333	45,500

a)	During second quarter 2007, the Committee fee structure changed from an individual committee fee payment to a general fee payment for committee service. No breakdown by specific Committee is now calculated nor is their any additional fee paid to the Chairman of the Audit Committee. The annual fee for general committee service was set at $16,000.
b)	Prior to the Committee fee restructure, the Company paid a Chairman’s fee to the Chairman of the Audit Committee. Robert J. Messey served as the Chairman of the Audit Committee during 2007 and the fees he received for his Audit Committee service reflects this.

(2)	Represents the dollar amount recognized for financial statement reporting purposes during fiscal year 2007 in accordance with FAS 123R with respect to stock units. Stock units were awarded in the amount of 1,755 units per director with a fair value of $44.50 per unit. These stock units vest after one year and one day from date of grant.

(3)	Represents the dollar amount recognized for financial statement reporting purposes during fiscal year 2007 in accordance with FAS 123R with respect to stock options held by non-employee directors. Non-qualified options to purchase 5,280 shares of Common Stock of Baldor were granted at $45.15 per share, the composite closing price of the Common Stock on the day preceding the date of grant. The options vest after one year and one day from date of grant. At grant date, the fair value of these non-qualified options was $12.30 per share. Baldor used the Black-Scholes option pricing model to determine the fair value. Calculations are based on a ten-year option term and the following variable assumptions: expected option life of 5.5 years; interest rate of 4.67%; annual dividend yield of 1.5%; and volatility of 24.3%. Because the present values are based on estimates and assumptions, the amounts reflected in this table may not be achieved. Refer to the Notes to Consolidated Financial Statements.
(4)	Jean A. Mauldin was appointed to the Board of Directors in August 2006, elected by the Company’s shareholders to the Board of Directors in May 2007, and then subsequently named to the Audit and Corporate Governance Committees in May 2007.

Compensation Committee Interlocks, Insider Participation; Related Party Transactions

Baldor’s Board of Directors has a Compensation Committee of the Board. The main responsibility of the Compensation Committee is to approve the salary and contingent compensation arrangements for the Named Executive Officers. The Executive Committee makes recommendations to the Board regarding salary and contingent compensation for other executive officers; however, the Board of Directors, as a whole, approves the salary and contingent compensation arrangements for other executive officers. The Compensation Committee also approves any stock options granted to the Named Executive Officers. The Compensation Committee administers the Company’s equity compensation plans.

The members of the Executive Committee and the Compensation Committee and summary descriptions of each committee are listed under the caption “Information About the Board of Directors and Committees of the Board”.

Of the directors, John A. McFarland and Ronald E. Tucker were executive officers of Baldor during fiscal year 2007. R. L. Qualls was an executive officer of Baldor through 2000 and provided management consulting services for Baldor through fiscal year 2005 on an as-needed basis. There was no formal arrangement between Baldor and Dr. Qualls as to the terms of the consulting services. Dr. Qualls has provided no consulting services to Baldor since 2005. Richard E. Jaudes, a member of the Board of Directors of the Company, is a partner at Thompson Coburn LLP, a law firm that provides legal counsel to the Company.

The Board of Directors reviews and approves related party transactions, if any, which are required to be reported in Baldor’s proxy statement and/or Annual Report on Form 10-K on a case-by-case basis. The Board has not adopted a formal written policy with respect to the approval or ratification of these transactions. In making this determination, the Board considered the infrequency in occurrence of these transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 10, 2008, regarding all persons known to Baldor to be the beneficial owners of more than five percent of Baldor’s Common Stock. The table also includes security ownership for each director of Baldor, each nominee for election as a director, each of the executive officers named in the Summary Compensation Table (the “Named Executive Officers”), and all executive officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership		Percent of Class (1)
AXA Financial, Inc. 1290 Avenue of the Americas New York, New York 10104	5,028,471	(2)	10.9%

Ranier Investment Management, Inc. Two Union Square 601 Union Street - # 2801 Seattle, Washington 98101	3,075,995	(3)	6.7%

The Baldor Electric Company Employees’ Profit Sharing and Savings Plan P. O. Box 2400 Fort Smith, Arkansas 72902	2,921,884	(4)	6.4%

Lord, Abbett & Co. LLC 90 Hudson Street Jersey City, New Jersey 07302	2,815,448	(5)	6.1%

John A. McFarland	417,600	(6)	*
R. L. Qualls	187,601	(7)	*
Gene J. Hagedorn	130,764	(8)	*
Ronald E. Tucker	125,284	(9)	*
Jefferson W. Asher, Jr.	105,791	(10)	*
Robert L. Proost	98,594	(11)	*
Randy L. Colip	57,162	(12)	*
Robert J. Messey	48,006	(13)	*
Richard E. Jaudes	38,748	(14)	*
Barry K. Rogstad	34,580	(15)	*
Merlin J. Augustine, Jr.	34,000	(16)	*
L. Edward Ralston	26,362	(17)	*
George E. Moschner	2,768	(18)	*
Jean A. Mauldin	100	(19)	*
All executive officers and directors as a group (24 persons)	1,689,069	(20)	3.6%

*	Less than 1%.
(1)	Percentage is calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. The numerator consists of the number of shares of Baldor’s Common Stock owned by each individual (including “options” defined on this page to include shares issuable upon exercise of stock options which are or will be exercisable within 60 days of March 10, 2008, and stock units which are distributable within 60 days of March 10, 2008). The denominator consists of all issued and outstanding shares of Baldor’s Common Stock plus those shares that are issuable upon the exercise of stock options and distributable stock units for that individual or group of individuals.
(2)	Based on the Schedule 13G filed with the Securities and Exchange Commission dated January 10, 2008, by AXA Financial, Inc. as a parent holding company. Certain subsidiaries of AXA Financial, Inc. are beneficial owners of Baldor shares as follows: (i) Alliance Bernstein L.P. may be deemed to own beneficially 4,626,786 shares (sole voting power over 2,907,111 shares and sole dispositive power over 4,626,786 shares), and (ii) AXA Equitable Life Insurance Company may be deemed to own beneficially 401,685 shares (sole voting power over 382,835 shares and sole dispositive power over 401,685 shares).
(3)	Based on the Schedule 13G filed with the Securities and Exchange Commission dated February 13, 2008;, by Ranier Investment Management, Inc. sole voting power over 2,938,570 shares and sole dispositive power over 3,075,995 shares.

(4)	Based on correspondence March 11, 2008, received from the trustee of The Profit Sharing and Savings Plan, Participants in such Plan have sole voting and shared investment power over 2,921,884 shares.
(5)	Based on the Schedule 13G filed with the Securities and Exchange Commission dated February 14, 2008; sole voting power over 2,632,289 shares and sole dispositive power over 2,815,448 shares.
(6)	Sole voting and investment power over 86,691 shares; shared voting and investment power over 84,510 shares; sole voting and shared investment power over 36,197 shares in The Profit Sharing and Savings Plan; includes options to purchase 205,552 shares and distributable awards of 4,650 shares.
(7)	Sole voting and investment power over 171,766 shares; shared voting and investment power over 10,555 shares; includes options to purchase 5,280 shares.
(8)	Sole voting and investment power over 36,839 shares; shared voting and investment power over 29,569 shares; sole voting and shared investment power over 1,069 shares in The Profit Sharing and Savings Plan; includes options to purchase 62,037 shares and distributable awards of 1,250 shares.
(9)	Sole voting and investment power over 12,293 shares; sole voting and shared investment power over 2,062 shares in The Profit Sharing and Savings Plan; includes options to purchase 108,229 shares and distributable awards of 2,700 shares.
(10)	Sole voting and investment power over 86,471 shares; includes options to purchase 19,320 shares.
(11)	Sole voting and investment power over 10,800 shares; shared voting and investment power over 59,834 shares; includes options to purchase 27,960 shares.
(12)	Shared voting and investment power over 27,880 shares; shared voting and investment power over 7,420 shares in The Profit Sharing and Savings Plan; includes options to purchase 20,737 shares and distributable awards of 1,125 shares.
(13)	Sole voting and investment power over 362 shares; shared voting and investment power over 29,404 shares; includes options to purchase 18,240 shares.
(14)	Sole voting and investment power over 3,228 shares; includes options to purchase 35,520 shares.
(15)	Shared voting and investment power over 13,100 shares; includes options to purchase 21,480 shares.
(16)	Shared voting and investment power over 8,193 shares; includes options to purchase 25,807 shares.
(17)	Sole voting and investment power over 1,000 shares; shared voting and investment power over 175 shares in The Profit Sharing and Savings Plan; includes options to purchase 24,187 shares and distributable awards of 1,000 shares.
(18)	Shared voting and investment power over 2,768 shares.
(19)	Sole voting and investment power over 100 shares.
(20)	Sole voting and investment power over 410,916 shares; shared voting and investment power over 358,787 shares; sole voting and shared investment power over 76,471 shares in The Profit Sharing and Savings Plan; includes options to purchase 826,341 shares and distributable awards of 16,554 shares.

The following table contains information regarding the number of shares of common stock that may be issued pursuant to our equity compensation plans as of December 29, 2007.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,471,057	$29.96	1,885,219
Equity compensation plans not approved by security holders	49,264	23.19	—

Total	2,520,321	29.83	1,885,219

During 1990, Baldor’s Board of Directors approved the establishment of the 1990 Stock Option Plan for District Managers. This is an un-registered plan and was not approved by our shareholders. Only non-qualified options were granted from this Plan. Options vested and became 50% exercisable at the end of one year and 100% exercisable at the end of two years. The exercise price paid by the District Managers equaled the fair market value on the date of the grant. Proceeds from these option exercises are used for general corporate purposes. At year-end 2007, the total amount of shares granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. We deem this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about Baldor. This plan has expired except for approximately 49,000 options outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information contained under the caption “Compensation Committee Interlocks and Insider Participation; Related Party Transactions” under Item 11 is incorporated herein.

STATEMENT OF DIRECTOR INDEPENDENCE

The Board has determined that each of Baldor’s directors, except for Baldor’s Chairman and CEO, John McFarland, and President, COO, and Secretary, Ronald E. Tucker, is “independent” under the standards Section 303A.02 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”). Annually Baldor requires each director and nominee to complete a questionnaire. The majority of questions in the questionnaire requests that the individual disclose to Baldor specific information relating to the individual’s relationship with Baldor. The Board has considered the relationships disclosed in the questionnaires, including those disclosed under “Compensation Committee Interlocks, Insider Participation; Related Party Transactions”. In addition to the NYSE requirements for independence, the Board considers the nature of the relationship and the dollar amounts involved in making its determination of director independence.

STATEMENT OF AUDIT COMMITTEE MEMBER

INDEPENDENCE AND FINANCIAL EXPERTISE

Baldor’s Board of Directors strongly believes that the Audit Committee and its function are extremely important to the integrity of Baldor. The independence of each member of the Audit Committee is critically reviewed for the following requirements:

•	There is not, and has not been in the last five years, any known family relationship between any member of the Audit Committee and any other member of the Board of Directors or any employee of Baldor.

•	No member of the Audit Committee accepts compensation from Baldor other than for board service and committee membership service.

•	Members of the Audit Committee are appointed because of their qualifications of being “financially literate” and knowledgeable of securities regulations.

The current members of Baldor’s Audit Committee are:

Robert J. Messey Chairman
Jefferson W. Asher, Jr.
Jean A. Mauldin
Barry K. Rogstad

Baldor’s Board of Directors has paid close attention to the independency and financial literacy of the members of Baldor’s Audit Committee. All members of this Committee are appointed, in substantial part, because they are financially astute, having the experience, education, and ability to read and understand financial information and regulations. Based on the facts including those mentioned above, the Board of Directors has determined that each member of the Audit Committee named above:

1.	has no relationship which would interfere with the exercise of independent judgment as an Audit Committee member;

2.	provides services and qualifications that are in the best interests of Baldor and its shareholders;

3.	is “independent” so that the member’s participation on Baldor’s Audit Committee complies with the requirements of the Sarbanes-Oxley Act of 2002 and Section 3.03 of the Listed Company Manual of the New York Stock Exchange; and

4.	has been determined to be an “audit committee financial expert” having met the requirements of such designation as required by the Sarbanes-Oxley Act of 2002 and similar requirements of Section 3.03 of the Listed Company Manual of the New York Stock Exchange.

Item 14.	Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Baldor is presently utilizing the services of Ernst & Young LLP, an independent registered public accounting firm that has been Baldor’s independent auditor since 1972. The Audit Committee has reappointed Ernst & Young LLP as Baldor’s independent registered public accounting firm for the fiscal year ending January 3, 2009. Shareholders will be asked to ratify this appointment at the 2008 Annual Meeting. If the appointment is not ratified, the Audit Committee will consider whether it should select another independent registered public accounting firm. Representatives of Ernst & Young LLP will be present at the 2008 Annual Meeting with an opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions. The Audit Committee considered whether the provision of non-audit services by its auditors is compatible with maintaining its auditor’s independence. Under its Charter, the Audit Committee:

1.	shall pre-approve all audit and non-audit services provided by the independent registered public accounting firm, or any other audit firm, and shall not engage the independent registered public accounting firm to perform the specific non-audit services proscribed by law or regulation; and

2.	may delegate pre-approval authority to a member of the Committee. The decisions of any Committee member to whom pre-approval authority is delegated must be presented to the full Committee at its next scheduled meeting.

The Audit Committee has adopted policies and procedures for the pre-approval of all audit and non-audit services to be performed by the independent registered public accounting firm of the Company. The Audit Committee Charter provides that the Committee must approve, in advance, all audit services to be performed by the independent registered public accounting firm.

A summary of the fees associated with the services performed by Ernst & Young LLP for fiscal years 2007 and 2006 follows. Audit fees include fees related to: (a) the annual audit of the consolidated financial statements and disclosures and reviews of the financial statements and disclosures included in quarterly reports on Form 10-Q and Sarbanes-Oxley Act Section 404 Attestations, (b) statutory audits required for foreign affiliates, (c) comfort letters and consents related to SEC filings, and (d) other acquisition related audit services. Audit-related fees principally include accounting consultations. Tax fees include: (a) U.S. tax planning, and (b) tax compliance for foreign affiliates.

Type of Fee	2007 Fees	2006 Fees
Audit	$3,142,674	$930,800
Audit-Related	$—	$18,046
Tax	$141,500	$51,901
All Other	$2,500	$2,500

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) The following consolidated financial statements of Baldor Electric Company and its Affiliates, are included in Item 8 of this Report:

•        Consolidated Balance Sheets

- December 29, 2007 and December 30, 2006

•        Consolidated Statements of Income

- for each of the three years in the period ended December 29, 2007

•        Consolidated Statements of Cash Flows

- for each of the three years in the period ended December 29, 2007

•        Consolidated Statements of Shareholders’ Equity

- for each of the three years in the period ended December 29, 2007

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

Date: March 12, 2008

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

SIGNATURE PAGE FOR FORM 10-K FOR YEAR ENDED DECEMBER 29, 2007.

Signature	Title	Date

/s/ John A. McFarland	Chairman,	March 12, 2008
John A. McFarland	Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Ronald E. Tucker	President,	March 12, 2008
Ronald E. Tucker	Chief Operating Officer, Secretary, and Director

/s/ George E. Moschner	Chief Financial Officer	March 12, 2008
George E. Moschner	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Jefferson W. Asher, Jr.	Director	March 12, 2008
Jefferson W. Asher, Jr.

/s/ Merlin J. Augustine, Jr.	Director	March 12, 2008
Merlin J. Augustine, Jr.

/s/ Richard E. Jaudes	Director	March 12, 2008
Richard E. Jaudes

/s/ Jean A. Mauldin	Director	March 12, 2008
Jean A. Mauldin

/s/ Robert J. Messey	Director	March 12, 2008
Robert J. Messey

/s/ Robert L. Proost	Director	March 12, 2008
Robert L. Proost

/s/ R. L. Qualls	Director	March 12, 2008
R. L. Qualls

/s/ Barry K. Rogstad	Director	March 12, 2008
Barry K. Rogstad

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.	Description
3(i) *	Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii)	Bylaws of Baldor Electric Company, as originally adopted on May 2, 1980, and amended effective November 4, 2007, and filed as Exhibit 3(ii) hereto.

4(i).1 *	Rights Agreement, dated May 6, 1998, between Baldor Electric Company and Wachovia Bank of North Carolina, N.A. (formerly Wachovia Bank & Trust Company, N.A.), as Rights Agent, originally filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K dated May 13, 1988, and refiled as Exhibit 4(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

4(i).2 *	Amendment Number 1 to the Rights Agreement, dated February 5, 1996, filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A/A dated March 21, 1996.

4(i).3 *	Amendment Number 2 to the Rights Agreement, dated June 1, 1999, filed as Exhibit 4(i)(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

4(ii).1 *	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).2 *	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).3 *	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).4 *	Form of 8 5/8% Senior Note due 2017 (incorporate by reference to Exhibit 4(ii).1 filed herewith).

10(i).1 *	Purchase Agreement, dated as of November 6, 2006, by and among Rockwell Automation, Inc., Rockwell Automation of Ohio, Inc., Rockwell Automation Canada Control Systems, Grupo Industrias Relliance S.A. de C.V., Rockwell International GMBH and Baldor Electric Company, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 9, 2006.

(continued on next page)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

(continued from previous page)

Exhibit No.	Description
10(i).2 *	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

10(i).2.1 *	Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007.

10(i).3 *	Registration Rights Agreement between the Company and Rockwell Automation of Ohio, Inc. dated January 31, 2007, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

10(iii).1 *†	1987 Incentive Stock Plan, originally filed as Appendix A to Registrant’s Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(iii).2 *†	1994 Incentive Stock Option Plan, as restated and amended at the Company’s Annual Meeting on May 2, 1998, filed as Exhibit 10(iii)A.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).3 *†	1996 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).4 *†	Stock Option Plan for Non-Employee Directors, as approved by the Company’s Board of Directors on February 5, 2001, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

10(iii).5 *†	Bonus Plan for Executive Officers, as approved by the Company’s Compensation & Stock Option Committee of the Board of Directors on November 5, 2005, and the Company’s Board of Directors on November 6, 2005, and filed as Exhibit 10(iii).8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(iii).6 *†	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors and the Company’s Board of Directors on January 20, 2007, and filed as Exhibit 10(iii).6 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006.

11	Computation of Earnings Per Share, incorporated by reference from caption “Note M – Earnings Per Share” contained herein.

21	Subsidiaries of the Registrant.

(continued on next page)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

(continued from previous page)

Exhibit No.	Description
23(i)	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (set forth on signature page hereto).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Not applicable

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of the holders of long-term debt of the Registrant and its consolidated affiliates.

*	Previously filed.
†	Management contract or compensatory plan or arrangement.

(continued on next page)