Form 10-Q
period 2008-03-29
BALDOR ELECTRIC CO
filed 2008-05-08
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 29, 2008, there were 46,113,756 shares of the registrant’s common stock outstanding.

Baldor Electric Company

Forward-looking Statements

This quarterly report, the documents incorporated by reference into this quarterly report, and other written reports and oral statements made time to time by Baldor and its representatives may contain statements that are forward-looking. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “estimate”, “believe”, “will”, “intend”, “expect”, “may”, “could”, “future”, “susceptible”, “unforeseen”, “anticipate”, “would”, “subject to”, “depend”, “uncertainties”, “predict”, “can”, “expectations”, “if”, “unpredictable”, “unknown”, “pending”, “assumes”, “continued”, “ongoing”, “assumption”, or any grammatical forms of these words or other similar words) are based on our current expectations and are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part II, Item 1A of this report and Part I, Item 1A of our most recent Form 10-K filed with the SEC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share amounts)				Mar 29, 2008	Dec 29, 2007
ASSETS
Current Assets	Cash and cash equivalents			$33,103	$37,757
	Accounts receivable, less allowance for doubtful accounts of $4,197 at March 29, 2008 and $4,126 at December 29, 2007			314,449	281,729
	Inventories:
	Finished products			155,664	155,769
	Work in process			59,346	51,642
	Raw materials			145,923	146,582

				360,933	353,993
	LIFO valuation adjustment			(44,328)	(44,072)

				316,605	309,921
	Prepaid expenses			3,985	5,742
	Other current assets			63,564	59,847

	Total Current Assets			731,706	694,996
Property, Plant and Equipment
	Land and improvements			17,290	17,290
	Buildings and improvements			131,854	122,570
	Machinery and equipment			562,058	568,421
	Allowances for depreciation and amortization			(322,682)	(311,733)

	Net Property, Plant and Equipment			388,520	396,548
Other Assets	Goodwill			1,030,492	1,023,639
	Intangible assets, net of amortization			663,477	667,403
	Other			34,253	39,040

	Total Assets			$2,848,448	$2,821,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	Accounts payable			$104,028	$77,831
	Employee compensation			18,660	15,205
	Accrued profit sharing			4,867	17,311
	Accrued warranty costs			8,844	9,216
	Accrued insurance obligations			10,556	11,285
	Accrued interest expense			10,493	27,729
	Other accrued expenses			75,517	61,595
	Dividends payable			7,468	7,809
	Income taxes payable			27,782	6,089
	Note payable			9,282	12,321
	Current maturities of long-term obligations			7,750	8,120

	Total Current Liabilities			285,247	254,511

Long-term obligations				1,339,554	1,355,905
Other liabilities				69,568	70,353
Deferred income taxes				318,917	330,088

		Mar 29, 2008	Dec 29, 2007
Shareholders’ Equity	Preferred stock, $0.10 par value
	Authorized shares: 5,000,000
	Issued and outstanding shares: None
	Common stock, $0.10 par value
	Authorized shares: 150,000,000
	Issued shares:	55,225,331	55,137,057	5,523	5,513
	Outstanding shares:	46,113,756	45,941,417
	Additional paid-in capital			537,530	532,603
	Retained earnings			484,120	466,299
	Accumulated other comprehensive income (loss)			149	(27)
	Treasury stock, at cost:	9,111,575	9,195,640	(192,160)	(193,619)

	Total Shareholders’ Equity			835,162	810,769

	Total Liabilities and Shareholders’ Equity			$2,848,448	$2,821,626

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
(in thousands, except per share amounts)	Mar 29, 2008	Mar 31, 2007
Net sales	$470,526	$395,694
Cost of goods sold	326,148	282,132

Gross profit	144,378	113,562
Selling and administrative expenses	77,727	61,321

Operating profit	66,651	52,241
Other income, net	2	897
Interest expense	26,592	20,528

Income before income taxes	40,061	32,610
Provision for income taxes	14,422	11,741

Net Income	$25,639	$20,869

Net earnings per common share – basic	$0.56	$0.51
Net earnings per common share – diluted	$0.56	$0.50

Weighted-average shares outstanding – basic	45,994	41,093
Weighted-average shares outstanding – diluted	46,030	41,578

Dividends declared per common share	$0.17	$0.17

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock,	Total
(table data in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	at cost
BALANCE AT DECEMBER 29, 2007	55,137	$5,513	$532,603	$466,299	$(27)	$(193,619)	$810,769
Comprehensive income
Net income	—	—	—	25,639	—	—	25,639
Other comprehensive income (loss)
Currency translation adjustments	—	—	—	—	2,144	—	2,144
Derivative unrealized gain adjustment net of income taxes of $1,258,000)	—	—	—	—	(1,968)	—	(1,968)

Total other comprehensive income							176

Total comprehensive income							25,815
Stock option plans (net of 34,207 shares exchanged and $176,000 income tax benefit)	88	10	4,135	—	—	(1,033)	3,112
Cash dividends at $0.17 per share	—	—	—	(7,818)	—	—	(7,818)
Treasury stock issued	—	—	792	—	—	2,492	3,284

BALANCE AT MARCH 29, 2008	55,225	$5,523	$537,530	$484,120	$149	$(192,160)	$835,162

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(in thousands)	Mar 29, 2008	Mar 31, 2007
Operating activities:
Net income	$25,639	$20,869
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of marketable securities	—	(32)
Losses (gains) on sales of assets	505	(4)
Depreciation	13,881	10,927
Amortization	5,538	4,869
Allowance for doubtful accounts receivable provision	71	117
Deferred income tax benefit	(9,785)	(5,171)
Share-based compensation expense	2,122	679
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	(32,791)	(28,938)
Inventories	(6,474)	(8,818)
Other current assets	(6,268)	2,513
Accounts payable	26,197	29,589
Accrued expenses and other liabilities	(12,679)	(4,397)
Income taxes recoverable	(71)	3,979
Income taxes payable	21,693	13,242
Other assets, net	(877)	1,351

Net cash provided by operating activities	26,701	40,775

Investing activities:
Purchases of property, plant and equipment	(6,987)	(8,739)
Proceeds from sale of property, plant and equipment	3	6
Proceeds from sale of marketable securities	—	23,034
Acquisitions (net of cash acquired)	—	(1,764,868)

Net cash used in investing activities	(6,984)	(1,750,567)
Financing activities:
Proceeds from long-term obligations	20,284	1,550,000
Principal payments of long-term obligations	(37,005)	(145,000)
Debt issuance costs	—	(30,261)
Principal payments of note payable	(3,039)	—
Proceeds from common stock issued	—	379,857
Dividends paid	(7,818)	(7,778)
Stock option plans	3,151	1,906
Excess tax benefits on share-based payments	56	319
Net decrease in bank overdrafts	—	(2,155)

Net cash (used in) provided by financing activities	(24,371)	1,746,888

Net (decrease) increase in cash and cash equivalents	(4,654)	37,096
Beginning cash and cash equivalents	37,757	12,737

Ending cash and cash equivalents	$33,103	$49,833

Noncash items:

–	Additional paid-in capital resulting from shares traded for option exercises amounted to $934 and $1,280 in the first three months of 2008 and 2007, respectively.
–	Common stock valued at $50,932 was issued January 31, 2007 in conjunction with the acquisition of Reliance Electric (see NOTE B).
–	Treasury shares issued in the amount of $3,284 to fund 2007 accrued profit sharing contribution

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements

March 29, 2008

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. In the opinion of management, all adjustments (consisting of normal recurring items and adjustments to record the preliminary purchase allocation in 2007 as described in NOTE B) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 29, 2008, may not be indicative of the results that may be expected for the fiscal year ending January 3, 2009.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2008 will contain 53 weeks. Fiscal year 2007 contained 52 weeks.

Segment Reporting: The Company operates in one reportable segment and markets, designs and manufactures industrial electric motors, drives, generators, and other power transmission products, within the power transmission equipment industry.

Reclassifications: Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. For the quarter ended March 31, 2007, approximately $1.0 million was reclassified between cost of goods sold and selling and administrative expenses for certain allocations.

Financial Derivatives: The Company uses derivative financial instruments to reduce its exposure to the risk of increasing commodity prices. Contract terms of the hedging instrument closely mirror those of the hedged forecasted transaction providing for the hedge relationship to be highly effective both at inception and continuously throughout the term of the hedging relationship. Additionally, the Company utilizes derivative financial instruments to limit exposure to increasing interest rates on variable rate borrowings. The Company does not regularly engage in speculative transactions, nor does the Company hold or issue financial instruments for trading purposes.

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

Accounts Receivable: Trade receivables are recorded in the balance sheet at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. No single customer represents greater than 10% of net accounts receivable at March 29, 2008 or December 29, 2007.

Inventories: The Company uses the last-in, first-out (LIFO) method of valuing inventories held in the U.S. An actual LIFO calculation is made only at year-end based on the inventory levels and costs at that time. Accordingly, interim LIFO adjustments are based on management’s estimates of expected year-end inventory levels and costs which are subject to the final year-end LIFO inventories valuation. Inventories held at foreign locations are valued using the lower of cost measured using the first-in, first-out method (FIFO) or market.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The changes in the carrying amount of product warranty reserves are as follows:

	Three Months Ended
(in thousands)	Mar 29, 2008	Mar 31, 2007
Balance at beginning of period	$9,216	$5,566
Charges to costs and expenses	2,330	1,528
Amounts assumed in acquisition	—	3,480
Payments	(2,702)	(1,485)

Balance at end of period	$8,844	$9,089

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three months ended March 29, 2008, and March 31, 2007, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of taxable income between domestic and international operations. The significant permanent tax items primarily consist of the deduction for domestic production activities and nondeductible expenses.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent differences, statutory tax rates and tax planning opportunities. The impact of significant discrete items is separately recognized in the quarter in which they occur.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions a company has taken or expects to take on a tax return. The Company recognizes interest and penalties related to uncertain tax positions as interest costs and selling and administrative costs, respectively.

Share-Based Compensation: The Company has share-based compensation plans, which are described more fully herein under NOTE I – Stock Plans. Compensation expense is recognized using the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123R, “Share-Based Payments”.

FAS 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

Business Combinations: The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development and backlog are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Accordingly, for significant items, the Company typically obtains assistance from third party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

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

Goodwill and Indefinite Lived Intangibles: Goodwill and intangible assets with indefinite useful lives are tested at least annually in the fourth quarter for impairment and more frequently if indicators of impairment warrant additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. In order to test for impairment, goodwill acquired is assigned to reporting units that are expected to benefit from the synergies of the related business combination. The Company determines reporting units pursuant to FAS No. 142. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. Management utilizes a discounted cash flows analysis to determine the estimated fair value of reporting units. Judgments and assumptions related to revenue, gross profit, operating expenses, interest, capital expenditures, cash flows, and market conditions are inherent in these estimates. Use of alternate judgments and/or assumptions could result in a fair value that differs from this estimate which could ultimately result in the recognition of impairment charges in the financial statements. The results of the discounted cash flows analysis are then compared to the carrying value of the reporting unit. Management utilizes a relief from royalty methodology to estimate the fair value of indefinite-lived intangibles. If the carrying value of indefinite-lived intangibles exceeds the estimate fair value of those intangibles, an impairment loss is recognized in the amount of the excess.

NOTE B – Acquisition

On January 31, 2007, Baldor completed the acquisition of all of the equity of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors and other power transmission products. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.83 billion, consisting of $1.78 billion in cash and 1.58 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006, the date of the definitive purchase agreement. The cash portion of the purchase price was funded with net proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, net proceeds from the issuance of $550.0 million of 8.625% senior notes due 2017, and borrowings of $1.00 billion under a new $1.20 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Net proceeds from the over-allotment offering of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

In process research and development amounting to $1.0 million and backlog amounting to $0.7 million were expensed as of the acquisition date and included in cost of goods sold in the first quarter of 2007.

The table below presents summarized pro forma results of operations as if the acquisition had been effective at the beginning of the three month period ended March 31, 2007.

(in millions, except for per share data)	Three Months Ended Mar 31, 2007
Net sales	$489.8
Income before income taxes	36.7
Net income	23.5

Net earnings per common share—diluted	$0.51

NOTE C – Financial Derivatives

The Company had derivative contracts designated as commodity cash flow hedges with a fair value of $9.0 million recorded in other current assets at March 29, 2008, and a negative fair value of $0.4 million recorded in other accrued expenses at December 29, 2007.

The amount recognized on commodity cash flow hedges reduced cost of sales by $1.4 million and $2.0 million in the first quarter of 2008 and 2007, respectively. The ineffective portions of the Company’s commodity cash flow hedges were not material during the first quarters of 2008 or 2007. The Company expects that after-tax gains totaling $5.5 million at March 29, 2008, recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges, will be recognized in cost of sales within the next nine months. The Company generally does not hedge forecasted transactions beyond 18 months.

The Company has interest rate cash flow hedges that relate to variable rate long-term obligations. The notional amount is $350.0 million and matures on April 30, 2012. These instruments had a negative fair value of $24.1 million and $11.5 million recorded in other accrued expenses at March 29, 2008 and December 29, 2007, respectively. Unrealized after-tax losses of $14.7 and $7.0 million are recorded in accumulated other comprehensive income loss at March 29, 2008 and December 29, 2007.

FAS No. 157, “Fair Value Measurements” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity, but which are significant to the fair value of the assets or liabilities as determined by market participants.

Assets (liabilities) measured at fair value on a recurring basis are summarized below:

Fair Value Measurements as of March 29, 2008
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(18.8) million	$—	$(18.8) million	$—
Interest rate collar	(5.3) million	—	(5.3) million	—
Copper derivatives	9.0 million	—	9.0 million	—

Total	$(15.1) million	$—	$(15.1) million	$—

Unrealized gains or losses are recorded in accumulated other comprehensive income (loss) at each measurement date.

NOTE D – Goodwill and Other Intangible Assets

The amount of goodwill at March 29, 2008 and December 29, 2007 is as follows:

(In millions)
Balance at December 29, 2007	$1,024
Purchase accounting adjustment related to final property and inventory valuations	6

Balance at March 29, 2008	$1,030

The amount of other intangible assets by type is as follows:

(In millions)	Mar 29, 2008	Dec 29, 2007
Gross carrying value:
Trademarks	$355	$355
Customer relationships	292	292
Technology	32	32
Less accumulated amortization:
Customer relationships	(12)	(9)
Technology	(4)	(3)

Total intangible assets	$663	$667

Intangibles are amortized over their estimated period of benefit of five to 30 years, beginning with the date the benefits from intangible items are realized.

NOTE E – Note Payable

The Company’s wholly-owned Chinese subsidiary entered into a short-term note payable amounting to $12.3 million during the fourth quarter of 2007 to fund a non-taxable dividend to the Company. Proceeds from the note payable were utilized by the Company to make principal payments on the term loan under the Company’s senior secured credit facility. The principal balance was $9.3 million and $12.3 million at March 29, 2008 and December 29, 2007, respectively. The note payable bears interest at a fixed rate and matures April 2008.

NOTE F – Long-term Obligations

Long-term obligations are as follows:

(in thousands)	Interest Rate at Mar 29, 2008	Mar 29, 2008	Dec 29, 2007
Senior secured term loan, variable interest rate	5.404%	$774,995	$812,000
Revolving credit facility, variable interest rate	4.625%	20,000	—
Senior unsecured notes, fixed interest rate	8.625%	550,000	550,000
Other	2.240%	2,309	2,025

		1,347,304	1,364,025
Less current maturities		7,750	8,120

		$1,339,554	$1,355,905

Interest paid was $42.0 million and $11.8 million in first quarter 2008 and 2007, respectively.

Term and Revolving Credit Loans

Interest on the term loan is due periodically based upon a variable adjusted London Inter-Bank Offered Rate (“LIBOR”). Quarterly principal payments of $1.9 million are due beginning April 30, 2008, and continue through January 31, 2013, at which date the subsequent quarterly principal payments increase to $182.1 million through the loan due date of January 31, 2014.

Additional principal payments may be due based upon a prescribed annual excess cash flow calculation until such time as a prescribed total leverage ratio is achieved. There were no additional payments due based on the Company’s 2007 annual calculation. Additional principal payments may also be due based upon the net available proceeds from the disposition of assets, a casualty event, an equity issuance or incurrence of additional debt.

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of March 29, 2008.

The revolving credit (“RC”) agreement provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. As of March 29, 2008, the Company had a $20.0 million revolver borrowing. A RC commitment fee is due quarterly at the annual rate of 0.375% on the unused amount of the RC commitment. At March 29, 2008, $26.7 million of LC’s were issued which reduces the aggregate LC and RC availability. Availability totaled $153.3 million at March 29, 2008. LC participation fees of 1.75% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on any RC borrowings would be 1.75% plus LIBOR (2.6875% at March 29, 2008) or prime (5.25% at March 29, 2008) plus 1.25% per annum.

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

NOTE G – Commitments and Contingencies

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

Prior to the Company’s acquisition of Reliance, potential violations of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”) were identified by Rockwell. Reliance voluntarily disclosed these potential violations to the U.S. Office of Defense Trade Controls Compliance. The potential violations involved exports without proper licensure from the U.S. Department of State of certain vessel motors that were built to U.S. Navy specifications. Based on an initial review, the exports were primarily to Canada and Australia and small quantities were also exported to the United Kingdom and the Federal Republic of Germany.

Reliance has notified the U.S. Office of Defense Trade Controls Compliance that it has established a procedure to ensure it seeks State Department licenses for future exports of vessel motors adapted to meet U.S. Navy performance characteristics. It also has notified the U.S. Office of Defense Trade Controls Compliance that it has undertaken a review of its export compliance program to ensure that all ITAR requirements are met in the future. The U.S. Office of Defense Trade Controls completed its review of the matter during the first quarter of 2008, determined no need for administrative action, and closed the matter. No fines or penalties were assessed to the Company.

NOTE H – Pension Plan and Other Postretirement Benefits

As a result of the acquisition of Reliance, the Company assumed defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $48.9 million at March 29, 2008 and $49.4 million at December 29, 2007 are included in other liabilities on the balance sheet.

Net periodic pension and other postretirement benefit costs include the following components for the three-month periods ended March 29, 2008 and March 31, 2007, respectively.

Pension Benefits

	Three Months Ended
(in thousands)	Mar 29, 2008	Mar 31, 2007
Service cost	$75	$106
Interest cost	—	—
Expected return on assets	—	—
Amortization of prior service costs	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$75	$106

Other Postretirement Benefits

	Three Months Ended
(in thousands)	Mar 29, 2008	Mar 31, 2007
Service cost	$40	$51
Interest cost	710	736
Expected return on assets	—	—
Amortization of prior service costs	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$750	$787

No contributions were made to the pension plan during the three months ended March 29, 2008 and March 31, 2007. The Company made contributions to the postretirement plan of approximately $1.2 million and $0.8 million for the three months ended March 29, 2008 and March 31, 2007, respectively. The Company expects to make no contributions to the pension plans in 2008 and expects to contribute $5.0 million to the postretirement benefit plan in 2008.

NOTE I – Stock Plans

The purpose of granting stock options and non-vested stock units is to encourage ownership in the Company. This provides an incentive for the participants to contribute to the success of the Company and align the interests of the participants with the interests of the shareholders of the Company. Historically, the Company has used newly-issued shares to fulfill stock option exercises. Once options are granted, the Company’s policy is to not re-price any outstanding options. The 2006 Plan is the only Plan under which awards can be granted. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled and no further awards will be granted from those plans.

A summary of the Company’s stock plans and summary details about each Plan as of March 29, 2008, follows.

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

A summary of option activity under the Plans during the three month period ended March 29, 2008, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 29, 2007	2,412,400	$31.16
Granted	430,747	28.62
Exercised	(83,328)	21.27
Expired	(5,583)	23.08
Cancelled	—	—
Forfeited	(17,361)	40.31

Outstanding at March 29, 2008	2,736,875	31.02	7.3 years	$5,612

Vested or expected to vest at March 29, 2008	2,646,065	30.50	7.2 years	$5,613
Exercisable at March 29, 2008	1,626,868	26.18	5.9 years	$6,413

The weighted-average grant-date fair value of options granted was $7.58 and $11.69 in the first quarter of 2008 and 2007, respectively. The total intrinsic value of options exercised was $1.8 million and $2.3 million during the first quarter of 2008 and 2007, respectively.

As of March 29, 2008, there was $7.9 million of total unrecognized compensation cost related to non-vested options granted under the Plans expected to be recognized over a weighted-average period of 2.0 years.

A summary of non-vested stock unit activity under the Plans during the three month period ended March 29, 2008, is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Non-vested at beginning of period	107,921	$36.35
Granted	64,733	27.29
Vested	(4,946)	32.78
Cancelled	—	—
Forfeited	(724)	27.29

Non-vested at end of period	166,984	32.98

The total fair value of stock units vested during the first three months of 2008 was $162,000. No stock units vested during the first three months of 2007.

As of March 29, 2008, there was $2.5 million of total unrecognized compensation cost expected to be recognized over a weighted-average period of 1.6 years related to non-vested stock units granted under the Plans.

Listed in the table below are the weighted-average assumptions for options granted in the period indicated.

	Three Months Ended
	Mar 29, 2008	Mar 31, 2007
Volatility	30.5%	23.9%
Risk-free interest rates	3.1%	5.2%
Dividend yields	2.4%	1.7%
Expected option life	5.9 years	6.5 years

NOTE J – Earnings Per Share

The table below details earnings per common share for the periods indicated:

	Three Months Ended
(in thousands, except per share data)	Mar 29, 2008	Mar 31, 2007
Numerator:
Net income	$25,639	$20,869

Denominator Reconciliation:
Weighted-average shares – basic	45,994	41,093
Effect of dilutive securities – stock options and non-vested stock units	36	485

Weighted-average shares – diluted	46,030	41,578

Earnings per common share – basic	$0.56	$0.51
Earnings per common share – diluted	$0.56	$0.50

The total number of anti-dilutive securities excluded from the above calculations was 989,983 and 347,578 for the quarters ended March 29, 2008, and March 31, 2007, respectively.

NOTE K – Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company adopted FAS 157 on December 30, 2007. The adoption of FAS 157 has not had a material impact on the financial results or financial position. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferred effective date for such nonfinancial assets and liabilities is for fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value, and expands the use of fair value measurement in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not adopt the elective provisions of FAS 159.

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

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”. FAS 161 expands disclosure requirements about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Baldor is a leading manufacturer of industrial electric motors, drives, generators, and other power transmission products, currently supplying over 9,500 customers in more than 160 industries. Our products are sold to a diverse customer base consisting of original equipment manufacturers and distributors serving markets in the United States and throughout the world. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive total cost of ownership, which takes into account initial product cost, product life, maintenance costs, and energy consumption.

On January 31, 2007, Baldor completed the acquisition of Reliance from Rockwell. Reliance is a leading manufacturer of industrial electric motors, and other power transmission products sold under the Reliance and Dodge brand names. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

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

We are not dependent on any one industry or customer for our financial performance, and no single customer represented more than 10% of our net sales for the quarters ended March 29, 2008, and March 31, 2007. For the quarter ended March 29, 2008, approximately 50% of our domestic net sales were generated through distributors and represented primarily sales of replacement products, compared to 52% for the same period in 2007. Domestic sales to OEMs were approximately 50% for the quarter ended March 29, 2008, compared to 48% for the same period in 2007. OEMs primarily use our products in new installations. This expands our installed base and leads to replacement product sales by distributors in the future.

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

Industry Trends

The demand for products in the industrial electric motor, generator, and power transmission industries is closely tied to growth trends in the economy and levels of industrial activity and capital investment. We believe that specific drivers of demand for our products include process automation, efforts in energy conservation and productivity improvement, regulatory and safety requirements, new technologies, and replacement of worn parts. Our products are typically critical parts of customers’ end-applications, and the end user’s cost associated with their failure is high. Consequently, we believe that end users of our products base their purchasing decisions on quality, reliability, and availability as well as customer service, rather than the price alone. We believe key success factors in our industry include strong reputation and brand preference, good customer service and technical support, product availability, and a strong distribution network.

Results of Operations

First quarter 2008 compared to first quarter 2007

Net sales for the quarter increased 18.9% to $470.5 million, compared to $395.7 million in the first quarter of 2007. First quarter 2007 sales included only two months of Reliance sales. Sales of industrial electric motor products grew 18.7% for the quarter as compared to first quarter 2007 and comprised 62.4% of total sales for both periods. Sales of mounted bearings, gearing, and other power transmission products grew 52.4% and accounted for approximately 29.0% of total sales for the first quarter of 2008, compared to 26.9% for the same period last year. During first quarter 2008, sales of generator products decreased 35.4% from first quarter 2007 and comprised 1.5% of total sales for the current quarter compared to 2.8% for the same period last year. Sales of drives and motion control products increased 8.0% from first quarter 2007 and accounted for 7.2% of total sales, compared to 7.9% in first quarter 2007. First quarter growth was led by mining, agriculture, industrial air conditioning, and oil and gas applications. Sales of premium-efficient motors continue to grow at a faster pace than standard-efficiency motors, as more customers realize the energy cost savings that can be achieved through high-efficiency motors.

Gross profit improved to 30.7% in first quarter 2008 compared to 28.7% in first quarter 2007 and operating profit improved to 14.2% from 13.2% in first quarter 2007. Our continued focus on product design improvements, along with a modest price increase on our products, helped to offset higher raw materials prices. These initiatives along with increased sales and continued efficiencies in overhead resulted in improved margins for the quarter when compared to first quarter 2007.

Interest expense increased $6.1 million over first quarter 2007. First quarter 2007 included only two months of interest expense related to the debt incurred on January 31, 2007 to fund our acquisition of Reliance. Total outstanding debt decreased $19.8 million during the first quarter of 2008. In addition, interest rates on our variable rate debt decreased during the quarter. Both of these reduced our interest expense when compared to first quarter 2007.

Pre-tax income of $40.1 million for the quarter was up 22.8% compared to first quarter 2007 pre-tax income of $32.6 million.

Net income of $25.6 million for the quarter was up 22.9% from first quarter 2007 net income of $20.9 million. Diluted earnings per common share grew by 11.0% to $0.56 compared to $0.50 in first quarter 2007. The effective tax rate was 36.0% for both periods. Average diluted outstanding shares was 46,029,523 for the first quarter of 2008 compared to 41,577,615 for first quarter 2007. The increase in outstanding shares was primarily attributable to shares issued on January 31, 2007 in connection with the acquisition of Reliance.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources: Working capital amounted to $446.5 million at March 29, 2008, compared to $440.5 million at December 29, 2007.

Liquidity was supported by cash flows from operations of $26.7 million in the first quarter of 2008 as compared to $40.8 million in the first quarter of 2007. Operating cash flows decreased primarily due to a semi-annual $23.7 million interest payment on our senior unsecured notes, paid in February 2008.

In the first quarter of 2008, we utilized cash flows from operations to fund property, plant and equipment additions of $7.0 million, pay dividends of $7.8 million to our shareholders, and reduce our net outstanding debt by $19.8 million. In first quarter 2007, we utilized cash flows from operations to fund property, plant and equipment additions of $8.7 million and pay dividends of $7.8 million to our shareholders.

Net cash used in investing activities was $7.0 million in the first quarter of 2008 compared to $1.75 billion in the first quarter of 2007. The change was primarily related to the $1.76 billion (net of cash acquired) used to acquire Reliance on January 31, 2007.

Net cash used in financing activities was $21.1 million in the first quarter of 2008 compared to net cash provided of $1.75 billion in first quarter 2007. First quarter 2007 included proceeds from new debt acquired and the issuance of Baldor common stock to the market for the purchase of Reliance.

Total outstanding debt was $1.36 billion at March 29, 2008, compared to $1.38 billion at December 29, 2007. In conjunction with our acquisition of Reliance on January 31, 2007, we borrowed a total of $1.55 billion under our senior secured credit facility and senior unsecured notes. A portion of the proceeds from new borrowings were utilized to repay $95.0 million of long-term debt that existed at December 30, 2006. During the first quarter of 2008, net outstanding debt decreased $19.8 million.

Our primary sources of liquidity are cash flows from operations and funds available under our senior secured credit facility. At March 29, 2008, we had approximately $153.3 million of borrowing capacity under the senior secured credit facility. We expect that ongoing requirements for debt service, operations, capital expenditures and dividends will be funded from these sources. We have senior secured debt ratings of Ba3 with a stable outlook by Moody’s Investors Services, Inc. (“Moody’s”) and BB+ with a stable outlook by Standard & Poor’s Rating Service (“S&P”). We have a senior unsecured debt rating of B3 with a stable outlook by Moody’s. We have no downward rating triggers that would accelerate the maturity of amounts drawn under our senior secured credit facility and our senior unsecured notes. Our senior secured credit facility and senior unsecured credit facility contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets, and which require us to maintain compliance with certain quarterly financial ratios. As of March 29, 2008, we were in compliance with all covenants.

Additional principal payments may be due based upon a prescribed annual excess cash flow calculation until such time as a prescribed total leverage ratio is achieved. There were no additional payments due based on the Company’s 2007 annual calculation. Additional principal payments may also be due based upon the net available proceeds from the disposition of assets, a casualty event, an equity issuance or incurrence of additional debt.

Dividend Policy: Dividends paid to shareholders amounted to $0.17 per common share in the first quarter of 2008 and in the first quarter 2007. Our objective is for shareholders to receive dividends while also participating in Baldor’s growth. Terms of our credit agreement and indenture related to financing the acquisition of Reliance limit our ability to increase dividends in the future.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company adopted FAS 157 on December 30, 2007. The adoption of FAS 157 has not had a material impact on the financial results or financial position. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferred effective date for such nonfinancial assets and liabilities is for fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value, and expands the use of fair value measurement in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not adopt the elective provisions of FAS 159.

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

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”. FAS 161 expands disclosure requirements about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged.

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

Baldor’s interest rate risk is primarily related to its senior secured credit facility which bears interest at variable rates. Additionally, the Company’s long-term obligations include senior unsecured notes totalling $550.0 million which bear interest at a fixed rate of 8.625%. The Company utilizes various interest rate hedge instruments to manage its future exposure to interest rate risk on a portion of the variable rate obligations. Critical terms (notional amount, interest reset dates, and underlying index) of the hedge instruments coincide with those of the credit facility. Consequently, the hedges are expected to offset changes in the expected cash flows due to fluctuations in the interest rate over the term of the hedge instrument.

Details regarding the instruments as of March 29, 2008, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
Swap	$250.0 million	April 30, 2012	5.12%	LIBOR	$(18.82) million

Collar	$100.0 million	April 30, 2012	LIBOR	LIBOR –Floor 4.29%; Cap 6.50%	$ (5.28) million

(1)	LIBOR is determined each reset date based on London and New York business days.

Floating rates used in instruments are matched exactly to floating rate in credit agreement.

(2)	Fair value is an estimated amount that the Company would have received (paid) at March 29, 2008, to terminate the agreement.

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

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007, certain information included in the Company’s consolidated financial statements for the quarter ended March 29, 2008, was obtained from accounting and information systems utilized by Reliance that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, these controls.

Item 4T.	Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Prior to the Company’s acquisition of Reliance, potential violations of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”) were identified by Rockwell. Reliance voluntarily disclosed these potential violations to the U.S. Office of Defense Trade Controls Compliance. The potential violations involved exports without proper licensure from the U.S. Department of State of certain vessel motors that were built to U.S. Navy specifications. Based on an initial review, the exports were primarily to Canada and Australia and small quantities were also exported to the United Kingdom and the Federal Republic of Germany.

Reliance has notified the U.S. Office of Defense Trade Controls Compliance that it has established a procedure to ensure it seeks State Department licenses for future exports of vessel motors adapted to meet U.S. Navy performance characteristics. It also has notified the U.S. Office of Defense Trade Controls Compliance that it has undertaken a review of its export compliance program to ensure that all ITAR requirements are met in the future. The U.S. Office of Defense Trade Controls completed its review of the matter during the first quarter of 2008, determined no need for administrative action and closed the matter. No fines or penalties were assessed to the Company.

Item 1A.	Risk Factors

Prior to the Company’s acquisition of Reliance, potential violations of the U.S. Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”) were identified by Rockwell. Reliance voluntarily disclosed these potential violations to the U.S. Office of Defense Trade Controls Compliance. The potential violations involved exports without proper licensure from the U.S. Department of State of certain vessel motors that were built to U.S. Navy specifications. Based on an initial review, the exports were primarily to Canada and Australia and small quantities were also exported to the United Kingdom and the Federal Republic of Germany.

Reliance has notified the U.S. Office of Defense Trade Controls Compliance that it has established a procedure to ensure it seeks State Department licenses for future exports of vessel motors adapted to meet U.S. Navy performance characteristics. It also has notified the U.S. Office of Defense Trade Controls Compliance that it has undertaken a review of its export compliance program to ensure that all ITAR requirements are met in the future. The U.S. Office of Defense Trade Controls completed its review of the matter during the first quarter of 2008, determined no need for administrative action and closed the matter. No fines or penalties were assessed to the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008.

During the three months ended March 29, 2008, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
Month #1 Dec 30, 2007 – Jan 26, 2008	1,177	$29.30	—	1,451,623

Month #2 Jan 27, 2008 – Feb 23, 2008	24,660	$30.60	—	1,451,623

Month #3 Feb 24, 2008 – Mar 29, 2008	8,370	$29.18	—	1,451,623

Total	34,207	$30.21	—	1,451,623

(1)	Consists only of shares received from trades for payment of the exercise price or tax liability on stock option exercises, neither of which reduces the number of shares available under the share repurchase program.
(2)	Future repurchases are limited under terms of the Company’s senior secured credit facility.

During the first quarter of 2008, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Managers equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

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

BALDOR ELECTRIC COMPANY
(Registrant)

Date: May 8, 2008	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
President, Chief Operating Officer, and Director (on behalf of the Registrant)

Date: May 8, 2008	By:	/s/ George E. Moschner
George E. Moschner
Chief Financial Officer and Secretary (Principal Financial Officer)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.	Description

4(i).1	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).2	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).3	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).4	Form of 8 5/8% Senior Note due 2017 (incorporated by reference to Exhibit 4(i).1).

10(i).1	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

10(i).1.1	Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007, filed as Exhibit 10(i).2.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2007, and incorporated herein by reference.

10(iii).1	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors and the Company’s Board of Directors on February 25, 2008, and filed herein.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.