Form 10-Q
period 2008-06-28
BALDOR ELECTRIC CO
filed 2008-08-07
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

At June 28, 2008, there were 46,209,655 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share amounts)					Jun 28, 2008	Dec 29, 2007
ASSETS
Current Assets	Cash and cash equivalents				$26,622	$37,757
	Accounts receivable, less allowance for doubtful accounts of $4,115 at June 28, 2008 and $4,126 at December 29, 2007				325,340	281,729
	Inventories:
	Finished products				170,746	155,769
	Work in process				61,761	51,642
	Raw materials				147,937	146,582

					380,444	353,993
	LIFO valuation adjustment				(55,558)	(44,072)

					324,886	309,921
	Prepaid expenses				4,261	5,742
	Other current assets				58,089	59,847

	Total Current Assets				739,198	694,996
Property, Plant and Equipment
	Land and improvements				16,751	17,290
	Buildings and improvements				134,107	122,570
	Machinery and equipment				565,488	568,421
	Allowances for depreciation and amortization				(335,268)	(311,733)

	Net Property, Plant and Equipment				381,078	396,548
Other Assets	Goodwill				1,031,972	1,023,639
	Intangible assets, net of amortization				659,661	667,403
	Other				32,200	39,040

	Total Assets				$2,844,109	$2,821,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	Accounts payable				$115,225	$77,831
	Employee compensation				18,858	15,205
	Accrued profit sharing				10,256	17,311
	Accrued warranty costs				8,388	9,216
	Accrued insurance obligations				11,083	11,285
	Accrued interest expense				22,083	27,729
	Other accrued expenses				64,763	61,595
	Dividends payable				7,849	7,809
	Income taxes payable				22,270	6,089
	Note payable				4,377	12,321
	Current maturities of long-term obligations				7,400	8,120

	Total Current Liabilities				292,552	254,511

Long-term obligations					1,304,879	1,355,905
Other liabilities					68,678	70,353
Deferred income taxes					312,006	330,088

			Jun 28, 2008	Dec 29, 2007
Shareholders’ Equity	Preferred stock, $0.10 par value
	Authorized shares:	5,000,000
	Issued and outstanding shares:	None
	Common stock, $0.10 par value
	Authorized shares:	150,000,000
	Issued shares:		55,340,155	55,137,057	5,533	5,513
	Outstanding shares:		46,209,655	45,941,417
	Additional paid-in capital				541,939	532,603
	Retained earnings				505,642	466,299
	Accumulated other comprehensive income (loss)				5,672	(27)
	Treasury stock, at cost:		9,130,500	9,195,640	(192,792)	(193,619)

	Total Shareholders’ Equity				865,994	810,769

	Total Liabilities and Shareholders’ Equity				$2,844,109	$2,821,626

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Jun 28, 2008	Jun 30, 2007	Jun 28, 2008	Jun 30, 2007
Net sales	$503,973	$491,615	$974,499	$887,309
Cost of goods sold	351,127	341,531	677,929	623,663

Gross profit	152,846	150,084	296,570	263,646
Selling and administrative expenses	83,920	81,081	160,992	142,403

Operating profit	68,926	69,003	135,578	121,243
Other income, net	1,603	773	1,604	1,670
Interest expense	(24,630)	(30,385)	(51,222)	(50,913)

Income before income taxes	45,899	39,391	85,960	72,000
Provision for income taxes	16,527	14,179	30,949	25,920

Net income	$29,372	$25,212	$55,011	$46,080

Net earnings per common share – basic	$0.64	$0.55	$1.19	$1.06
Net earnings per common share – diluted	$0.63	$0.54	$1.19	$1.04

Weighted-average shares outstanding – basic	46,152	45,811	46,073	43,452
Weighted-average shares outstanding – diluted	46,453	46,566	46,241	44,110

Dividends declared per common share	$0.17	$0.17	$0.34	$0.34

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

(in thousands, except per share amounts)			Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock, at
	Common Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	cost	Total
BALANCE AT DECEMBER 29, 2007	55,137	$5,513	$532,603	$466,299	$(27)	$(193,619)	$810,769
Comprehensive income
Net income	—	—	—	55,011	—	—	55,011
Other comprehensive income (loss)
Currency translation adjustments	—	—	—	—	1,066	—	1,066
Derivative unrealized gain adjustment net of income taxes of $2,962)	—	—	—	—	4,633	—	4,633

Total other comprehensive income							5,699

Total comprehensive income							60,710
Stock option plans (including 53 shares exchanged and $827 income tax benefit)	203	20	8,544	—	—	(1,665)	6,899
Cash dividends at $0.34 per share	—	—	—	(15,668)	—	—	(15,668)
Treasury stock issued	—	—	792	—	—	2,492	3,284

BALANCE AT JUNE 28, 2008	55,340	$5,533	$541,939	$505,642	$5,672	$(192,792)	$865,994

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(in thousands)	Jun 28, 2008	Jun 30, 2007
Operating activities:
Net income	$55,011	$46,080
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of marketable securities	—	(32)
Losses (gains) on sales of assets	945	(62)
Depreciation	27,886	24,353
Amortization	11,077	10,342
Allowance for doubtful accounts receivable	(11)	2
Deferred income tax benefit	(17,297)	(13,144)
Share-based compensation expense	4,005	2,136
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	(43,600)	(27,480)
Inventories	(14,574)	(13,227)
Other current assets	7,159	6,954
Accounts payable	37,394	17,389
Accrued expenses and other liabilities	(7,971)	32,762
Income taxes payable	16,110	16,712
Other assets, net	(4,482)	9,239

Net cash provided by operating activities	71,652	112,024

Investing activities:
Purchases of property, plant and equipment	(14,645)	(18,628)
Proceeds from sale of property, plant and equipment	31	2,898
Proceeds from sale of marketable securities	—	23,034
Acquisitions (net of cash acquired)	—	(1,764,868)
Divestitures	—	49,886

Net cash used in investing activities	(14,614)	(1,707,678)

Financing activities:
Proceeds from long-term obligations	24,538	1,550,000
Principal payments of long-term obligations	(72,000)	(220,000)
Debt issuance costs	—	(30,519)
Principal payments on note payable	(12,321)	—
Proceeds from common stock issued	—	379,857
Dividends paid	(15,668)	(15,574)
Stock option exercises	6,980	5,277
Excess tax benefits on share-based payments	298	1,200
Net decrease in bank overdrafts	—	(4,624)

Net cash (used in) provided by financing activities	(68,173)	1,665,617

Net (decrease) increase in cash and cash equivalents	(11,135)	69,963
Beginning cash and cash equivalents	37,757	12,737

Ending cash and cash equivalents	$26,622	$82,700

Noncash items:

—	Additional paid-in capital resulting from shares traded for option exercises amounted to $1,286 and $2,006 in the first six months of 2008 and 2007, respectively.

—	Common stock valued at $50,932 was issued January 31, 2007 in conjunction with the acquisition of Reliance Electric (see NOTE B).

—	Treasury shares issued in March 2008 in the amount of $3,284 to fund 2007 accrued profit sharing contribution

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2008

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. In the opinion of management, all adjustments (consisting of normal recurring items and adjustments to record the preliminary purchase allocation in 2007 as described in NOTE B) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 28, 2008, may not be indicative of the results that may be expected for the fiscal year ending January 3, 2009.

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

Reclassifications: Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. For second quarter 2007, approximately $1.5 million was reclassified from cost of goods sold to selling and administrative expenses. For the six months ended June 28, 2007, approximately $2.5 million was reclassified from cost of goods sold to selling and administrative expenses.

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

Accounts Receivable: Trade receivables are recorded in the balance sheets at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. No single customer represents greater than 10% of net accounts receivable at June 28, 2008 or December 29, 2007.

Inventories: The Company uses the last-in, first-out (LIFO) method of valuing inventories held in the U.S. The LIFO calculation is made only at year-end based on the inventory levels and costs at that time. Accordingly, interim LIFO adjustments are based on management’s estimates of expected year-end inventory levels and costs which are subject to the final year-end LIFO inventories valuation. Inventories held at foreign locations are valued using the lower of cost measured using the first-in, first-out method (FIFO) or market.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. Changes in the carrying amount of product warranty reserves are as follows:

	Six Months Ended
(in thousands)	Jun 28, 2008	Jun 30, 2007
Balance at beginning of period	$9,216	$5,566
Charges to costs and expenses	4,760	5,778
Amounts assumed in acquisition	—	3,480
Payments	(5,588)	(5,607)

Balance at end of period	$8,388	$9,217

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and six months ended June 28, 2008, and June 30, 2007, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of taxable income between domestic and international operations. The significant permanent tax items primarily consist of the deduction for domestic production activities and nondeductible expenses.

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

FAS 123R requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

Business Combinations: The Company accounts for acquired businesses using the purchase method of accounting which requires that assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development and backlog are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Accordingly, for significant items, the Company typically obtains assistance from third party valuation specialists. Valuations are based on information available near the acquisition date and are based on expectations and assumptions deemed reasonable by management.

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

Goodwill and Indefinite Lived Intangibles: Goodwill and intangible assets with indefinite useful lives are tested at least annually in the fourth quarter for impairment and more frequently if indicators of impairment warrant additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the net assets acquired. In order to test for impairment, goodwill acquired is assigned to reporting units that are expected to benefit from the synergies of the related business combination. The Company determines reporting units pursuant to Statement of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. Management utilizes a discounted cash flows analysis to determine the estimated fair value of reporting units. Judgments and assumptions related to revenue, gross profit, operating expenses, interest, capital expenditures, cash flows, and market conditions are inherent in these estimates. Use of alternate judgments and/or assumptions could result in a fair value that differs from this estimate which could ultimately result in the recognition of impairment charges in the financial statements. The results of the discounted cash flows analysis are then compared to the carrying value of the reporting unit. Management utilizes a relief from royalty methodology to estimate the fair value of indefinite-lived intangibles. If the carrying value of indefinite-lived intangibles exceeds the estimated fair value of those intangibles, an impairment loss is recognized in the amount of the excess.

NOTE B – Acquisition

On January 31, 2007, Baldor completed the acquisition of all of the equity of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors and other power transmission products. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.83 billion, consisting of $1.78 billion in cash and 1.58 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006, the date of the definitive purchase agreement. The cash portion of the purchase price was funded with net proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, net proceeds from the issuance of $550.0 million of 8.625% senior notes due 2017, and borrowings of $1.0 billion under a new $1.2 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Net proceeds from the over-allotment offering of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

In process research and development amounting to $1.0 million and backlog amounting to $0.7 million were expensed as of the acquisition date and included in cost of goods sold in the first quarter of 2007.

The table below presents summarized pro forma results of operations as if the acquisition had been effective at the beginning of the six month period ended June 30, 2007.

(in millions, except for per share data)	Six Months Ended Jun 30, 2007
Net sales	$981.4
Income before income taxes	76.1
Net income	48.7

Net earnings per common share - diluted	$1.05

NOTE C – Financial Derivatives

The Company had derivative contracts designated as commodity cash flow hedges with a fair value of $8.5 million recorded in other current assets at June 28, 2008, and a negative fair value of $0.4 million recorded in other accrued expenses at December 29, 2007.

Gains recognized on commodity cash flow hedges reduced cost of sales by $2.4 million and $0.6 million in the second quarter of 2008 and 2007, respectively. Gains recognized as a reduction in cost of sales amounted to $3.8 million and $2.6 million in the first six months of 2008 and 2007, respectively. Ineffective portions of the Company’s commodity cash flow hedges were not material during the second quarters or first six months of 2008 or 2007. The Company expects after-tax gains totaling $5.2 million at June 28, 2008, recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges, will be recognized in cost of sales within the next six months. The Company generally does not hedge forecasted transactions beyond 18 months.

The Company has interest rate cash flow hedges that relate to variable rate long-term obligations. The notional amount is $350.0 million and matures on April 30, 2012. These instruments had a negative fair value of $12.8 million and $11.5 million recorded in other accrued expenses at June 28, 2008 and December 29, 2007, respectively. Unrealized after-tax losses of $7.8 million and $7.0 million are recorded in accumulated other comprehensive income (loss) at June 28, 2008 and December 29, 2007, respectively.

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

Assets (liabilities) measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of June 28, 2008
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(10.1)	$—	$(10.1)	$—
Interest rate collar	(2.7)	—	(2.7)	—
Copper derivatives	8.5	3.0	5.5	—

Total	$(4.3)	$3.0	$(7.3)	$—

Unrealized gains or losses are recorded in accumulated other comprehensive income (loss) at each measurement date.

NOTE D – Goodwill and Other Intangible Assets

The amounts of goodwill at June 28, 2008 and December 29, 2007 are as follows:

(in millions)
Balance at December 29, 2007	$1,023.6
Purchase accounting adjustment related to final valuations	8.4

Balance at June 28, 2008	$1,032.0

The amounts of other intangible assets by type are as follows:

(in millions)	Jun 28, 2008	Dec 29, 2007
Gross carrying value:
Trademarks	$354.8	$354.8
Customer relationships	292.0	292.0
Technology	32.0	32.0
Less accumulated amortization:
Customer relationships	(15.5)	(2.5)
Technology	(3.6)	(8.9)

Total intangible assets	$659.7	$667.4

Intangibles are amortized over their estimated period of benefit of five to 30 years, beginning with the date the benefits from intangible items are realized.

NOTE E – Note Payable

The Company’s wholly-owned Chinese subsidiary entered into a short-term note payable during the fourth quarter of 2007 to fund a non-taxable dividend to the Company. Proceeds from the note payable were utilized by the Company to make principal payments on the term loan under the Company’s senior secured credit facility. The note was refinanced during the second quarter of 2008. The principal balance was $4.4 million and $12.3 million at June 28, 2008 and December 29, 2007, respectively. The note payable bears interest at a variable rate (7.227% at June 28, 2008) and matures October 2008.

NOTE F – Long-term Obligations

Long-term obligations are as follows:

(dollars in thousands)	Interest Rate at Jun 28, 2008	Jun 28, 2008	Dec 29, 2007
Senior secured term loan, variable interest rate	5.377%	$740,000	$812,000
Revolving credit facility, variable interest rate	4.250%	20,000	—
Senior unsecured notes, fixed interest rate	8.625%	550,000	550,000
Other	1.730%	2,279	2,025

		1,312,279	1,364,025
Less current maturities		7,400	8,120

		$1,304,879	$1,355,905

Interest paid was $11.4 million and $6.0 million in second quarter 2008 and 2007, respectively. Interest paid during the first six month of 2008 and 2007 was $53.5 million and $17.9 million, respectively.

Term and Revolving Credit Loans

Interest on the term loan is due periodically based upon a variable adjusted London Inter-Bank Offered Rate (“LIBOR”). Quarterly principal payments of $1.85 million are due beginning July 31, 2008, and continue through January 31, 2013, at which date the subsequent quarterly principal payments increase to $173.9 million through the loan due date of January 31, 2014 with a final payment of $183.2 million.

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

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires that the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of June 28, 2008.

The revolving credit (“RC”) agreement provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. As of June 28, 2008, the Company had $20.0 million of borrowings outstanding under the revolver. An RC commitment fee is due quarterly at the annual rate of 0.375% on the unused amount of the RC commitment. At June 28, 2008, $27.8 million of LC’s were issued which reduced the aggregate LC and RC availability. Availability totaled $152.2 million at June 28, 2008. LC participation fees of 1.75% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on any RC borrowings is 1.75% plus LIBOR (2.50% at June 28, 2008) or 1.25% per annum plus prime (5.00% at June 28, 2008).

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

NOTE H – Pension Plan and Other Postretirement Benefits

As a result of the acquisition of Reliance, the Company assumed defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $47.9 million at June 28, 2008 and $50.0 million at December 29, 2007 are included in other liabilities on the balance sheets.

Net periodic pension and other postretirement benefit costs include the following components for the three and six-month periods ended June 28, 2008 and June 30, 2007, respectively.

Pension Benefits	Three Months Ended		Six Months Ended
(in thousands)	Jun 28, 2008	Jun 30, 2007	Jun 28, 2008	Jun 30, 2007
Service cost	$121	$129	$241	$218
Interest cost	48	42	96	70
Expected return on assets	(57)	(49)	(115)	(82)
Amortization of prior service costs	3	—	6	—
Amortization of net loss	—	—	—	—

Net periodic benefit cost	$115	$122	$228	$206

Other Postretirement Benefits	Three Months Ended		Six Months Ended
(in thousands)	Jun 28, 2008	Jun 30, 2007	Jun 28, 2008	Jun 30, 2007
Service cost	$40	$42	$80	$70
Interest cost	710	740	1,420	1,242
Expected return on assets	—	—	—	—
Amortization of prior service costs	—	—	—	—
Amortization of net loss	—	—	—	—

Net periodic benefit cost	$750	$782	$1,500	$1,312

No contributions were made to the pension plans during the three and six months ended June 28, 2008 and June 30, 2007. The Company made contributions to the postretirement plan of approximately $3.6 million and $1.3 million for the six months ended June 29, 2008 and June 30, 2007, respectively. The Company made contributions to the postretirement plan of approximately $2.0 million and $1.3 million for the three months ended June 29, 2008 and June 30, 2007, respectively. The Company expects to make no contributions to the pension plans in 2008 and expects to contribute $7.0 million to the postretirement benefit plan in 2008.

NOTE I – Stock Plans

The purpose of granting stock options and non-vested stock units is to encourage ownership in the Company. This provides an incentive for the participants to contribute to the success of the Company and align the interests of the participants with the interests of the shareholders of the Company. Historically, the Company has used newly-issued shares to fulfill stock option exercises. Once options are granted, the Company’s policy is to not re-price any outstanding options. The 2006 Plan is the only Plan under which awards can be granted. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled except with respect to then outstanding grants and no further awards will be granted from those plans.

A summary of the Company’s stock plans and summary details about each Plan as of June 28, 2008, follows.

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

A summary of option activity under the Plans during the six month period ended June 28, 2008, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 29, 2007	2,412,400	$31.16
Granted	532,587	28.89
Exercised	(163,906)	22.38
Expired	(7,183)	24.40
Cancelled	(300)	28.62
Forfeited	(33,786)	38.93

Outstanding at June 28, 2008	2,739,812	31.17	7.2 years	$18,701

Vested or expected to vest at June 28, 2008	2,659,204	30.72	7.2 years	$18,590
Exercisable at June 28, 2008	1,604,967	26.90	5.8 years	$16,130

The weighted-average grant-date fair value of options granted was $7.70 and $11.83 in the first six months of 2008 and 2007, respectively. The total intrinsic value of options exercised was $3.5 million and $7.3 million during the first six months of 2008 and 2007, respectively.

As of June 28, 2008, there was $7.4 million of total unrecognized compensation cost related to non-vested options granted under the Plans expected to be recognized over a weighted-average period of 1.8 years.

A summary of non-vested stock unit activity under the Plans during the six month period ended June 28, 2008, is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Non-vested at beginning of period	107,921	$36.35
Granted	78,773	27.80
Vested	(39,192)	36.92
Forfeited	(2,543)	31.04

Non-vested at end of period	144,959	31.64

The total fair value of stock units vested during the first six months of 2008 and 2007 was $1.4 million and $146,000, respectively.

As of June 28, 2008, there was $2.4 million of total unrecognized compensation cost expected to be recognized over a weighted-average period of 1.3 years related to non-vested stock units granted under the Plans.

Listed in the table below are the weighted-average assumptions for options granted in the period indicated.

	Six Months Ended
	Jun 28, 2008	Jun 30, 2007
Volatility	30.9%	24.0%
Risk-free interest rates	3.0%	5.2%
Dividend yields	2.4%	1.7%
Expected option life	5.9 years	6.4 years

NOTE J – Earnings Per Share

The table below details earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	Jun 28, 2008	Jun 30, 2007	Jun 28, 2008	Jun 30, 2007
Numerator:
Net income	$29,372	$25,212	$55,011	$46,080

Denominator Reconciliation:
Weighted-average shares – basic	46,152	45,811	46,073	43,452
Effect of dilutive securities – stock options and non-vested stock units	301	755	168	658

Weighted-average shares – diluted	46,453	46,566	46,241	44,110

Earnings per common share – basic	$0.64	$0.55	$1.19	$1.06
Earnings per common share – diluted	$0.63	$0.54	$1.19	$1.04

The total number of anti-dilutive securities excluded from the above calculations was 955,558 and 68,116 for the three month periods ended June 28, 2008, and June 30, 2007, respectively, and 960,858 and 68,116 for the six-month periods ended June 28, 2008, and June 30, 2007, respectively.

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

In December 2007, the FASB issued FAS 141 (Revised 2007), “Business Combinations” (FAS 141R), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, FAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt FAS 141R upon its effective date for any future business combinations.

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

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP determined that unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities; and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a significant effect on our consolidated financial statements.

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

We are not dependent on any one industry or customer for our financial performance, and no single customer represented more than 10% of our net sales for the quarters ended June 29, 2008, and June 30, 2007. For the quarter ended June 28, 2008, approximately 48% of our domestic net sales were generated through distributors and represented primarily sales of replacement products, compared to 49% for the same period in 2007. Domestic sales to OEMs were approximately 52% for the quarter ended June 28, 2008, compared to 51% for the same period in 2007. OEMs primarily use our products in new installations. This expands our installed base and leads to replacement product sales by distributors in the future.

We manufacture substantially all of our products. Consequently, our costs include the cost of raw materials, including steel, copper and aluminum, and energy costs. Each of these costs has increased in the past few years and increased significantly in the past few months due to growing global demand for these commodities, impacting our cost of sales. We seek to offset these increases through a continued focus on product design improvements, including redesigning our products to reduce material content and investing in capital equipment that assists in eliminating waste, and by modest price increases in our products. Our manufacturing facilities are also significant sources of fixed costs. Our margin is impacted when we cannot promptly decrease these costs to match declines in net sales.

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

Results of Operations

Second quarter 2008 compared to second quarter 2007

Net sales for the quarter increased 2.5% to $504.0 million, compared to $491.6 million in the second quarter of 2007. Sales of industrial electric motor products grew 5.3% for the quarter as compared to second quarter 2007 and comprised 64.7% of total sales compared to 63.0% for the same period last year. Sales of mounted bearings, gearing, and other power transmission products grew 6.1% and accounted for approximately 27.9% of total sales for the second quarter of 2008, compared to 27.0% for the same period last year. During second quarter 2008, sales of generator products increased 5.7% from second quarter 2007 and comprised 2.7% of total sales for the current quarter compared to 2.6% for the same period last year. Sales of drives and motion control products decreased 2.8% from second quarter 2007 and accounted for 4.5% of total sales, compared to 4.8% in second quarter 2007. Sales of Super-E® premium-efficient motors continue to grow at a faster pace than standard-efficiency motors, increasing more than 25% for the quarter when compared to second quarter 2007.

Gross profit margins decreased slightly to 30.3% in second quarter 2008 compared to 30.5% in second quarter 2007 and operating profit margins decreased to 13.7% from 14.0% in second quarter 2007. Our continued focus on product design improvements and manufacturing efficiency, along with a price increase on our products implemented earlier in the year, helped to offset higher raw materials prices. However, costs for steel, copper, cast iron, and transportation continue to increase at a faster rate than we expected, resulting in decreased margins. In reaction to the continuing inflation in our materials and transportation costs, we announced an additional 5 to 8% price increase across our entire product line effective on July 13.

Interest expense decreased $5.8 million from second quarter 2007. Interest rates on our outstanding variable rate debt decreased during the quarter when compared to the same period last year. We repaid an additional $40.0 million of debt during the second quarter of 2008.

Pre-tax income of $45.9 million for the quarter was up 16.5% compared to second quarter 2007 pre-tax income of $39.4 million.

Net income of $29.3 million for the quarter was up 16.5% from second quarter 2007 net income of $25.2 million. Diluted earnings per common share grew by 16.7% to $0.63 compared to $0.54 in second quarter 2007. The effective tax rate was 36.0% for both periods.

Six months ended June 28, 2008 compared to six months ended June 30,2007

Net sales for the first six month of 2008 increased 9.8% to $974.5 million, compared to $887.3 million in the first six months of 2007. Sales of industrial electric motor products grew 10.8% for the first six months of 2008 as compared to the first six months of 2007 and comprised 65.0% of total sales compared to 64.4% for the same period last year. Sales of mounted bearings, gearing, and other power transmission products grew 24.9% and accounted for approximately 28.0% of total sales for the first six months of 2008, compared to 24.6% for the same period last year. During the first six months of 2008, sales of generator products decreased 13.8% from the same period last year and comprised 2.1% of total sales for the first six months of 2008 compared to 2.6% for the same period last year. Sales of drives and motion control products increased 4.0% from the first six months of 2007 and accounted for 4.8% of total sales, compared to 5.1% for the same period last year.

Gross profit margins improved to 30.4% for the first six months of 2008 compared to 29.7% in the first six months of 2007 and operating profit margins improved to 13.9% from 13.7% in the first six months of 2007. While 2008 reflects six full months of Reliance operations, the benefit to our margins has been diluted by continued increases in materials and transportation costs.

Interest expense increased $0.3 million over the first six months of 2007. There are only five months of interest expense in 2007 related to the debt incurred on January 31, 2007 to fund our acquisition of Reliance. We repaid $59.8 million of debt during the first six months of 2008. In addition, interest rates on our variable rate debt decreased during the first six months of 2008.

Pre-tax income of $86.0 million for the first six months of 2008 was up 19.4% compared to pre-tax income of $72.0 million for the first six months of 2007.

Net income of $55.0 million for the first six months of 2008 was up 19.4% from the first six months of 2007 net income of $46.1 million. Diluted earnings per common share grew by 14.4% to $1.19 compared to $1.04 in the first six months of 2007. The effective tax rate was 36.0% for both periods.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources: Working capital amounted to $446.6 million at June 28, 2008, compared to $440.5 million at December 29, 2007.

Liquidity was supported by cash flows from operations of $71.7 million in the first six months of 2008 as compared to $112.0 million in the first six months of 2007. Operating cash flows decreased primarily due the timing of interest payments, including a semi-annual $23.7 million interest payment on our senior unsecured notes, paid in February 2008.

During the first six months of 2008, we utilized cash flows from operations to fund property, plant and equipment additions of $14.6 million, pay dividends of $15.7 million to our shareholders, and reduce our net outstanding debt by $59.8 million. In the first six months of 2007, we utilized cash flow from operations to fund property, plant and equipment additions of $18.6 million, pay dividends of $15.6 million to our shareholders, and repay $28.6 million of debt.

Net cash used in investing activities was $14.6 million in the first six months of 2008 compared to $1.71 billion in the first six months of 2007. The change was primarily related to the $1.76 billion (net of cash acquired) used to acquire Reliance on January 31, 2007.

Net cash used in financing activities was $68.2 million in the first six months of 2008 compared to net cash provided of $1.67 billion in first six months of 2007. The first six months of 2007 included proceeds from new debt acquired and the issuance of Baldor common stock to finance the purchase of Reliance.

Total outstanding debt was $1.32 billion at June 28, 2008, compared to $1.38 billion at December 29, 2007. In conjunction with our acquisition of Reliance on January 31, 2007, we borrowed a total of $1.55 billion under our senior secured credit facility and senior unsecured notes. A portion of the proceeds from new borrowings were utilized to repay $95.0 million of long-term debt that existed at December 30, 2006. During the first six months of 2008, net outstanding debt decreased $59.8 million.

Our primary sources of liquidity are cash flows from operations and funds available under our senior secured credit facility. At June 28, 2008, we had approximately $152.2 million of borrowing capacity under the senior secured credit facility. We expect that ongoing requirements for debt service, operations, capital expenditures and dividends will be funded from these sources. We have senior secured debt ratings of Ba3 with a stable outlook by Moody’s Investors Services, Inc. (“Moody’s”) and BB+ with a stable outlook by Standard & Poor’s Rating Service (“S&P”). We have a senior unsecured debt rating of B3 with a stable outlook by Moody’s. We have no downward rating triggers that would accelerate the maturity of amounts drawn under our senior secured credit facility and our senior unsecured notes. Our senior secured credit facility and senior unsecured credit facility contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets, and which require us to maintain compliance with certain quarterly financial ratios. As of June 28, 2008, we were in compliance with all covenants.

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

Dividend Policy: Dividends paid to shareholders amounted to $0.34 per common share in the first six months of 2008 compared to $0.34 per common share in the first six months of 2007. Our objective is for shareholders to receive dividends while also participating in Baldor’s growth. Terms of our credit agreement and indenture related to financing the acquisition of Reliance limit our ability to increase dividends.

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

In December 2007, the FASB issued FAS 141 (Revised 2007), “Business Combinations” (FAS 141R), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, FAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt FAS 141R upon its effective date for any future business combinations.

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

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP determined that unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities; and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a significant effect on our consolidated financial statements.

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

Details regarding the instruments as of June 28, 2008, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
(in millions)
Swap	$250.0	April 30, 2012	5.12%	LIBOR	$(10.14)
Collar	$100.0	April 30, 2012	LIBOR	LIBOR – Floor 4.29%; Cap 6.50%	$(2.67)

(1)	LIBOR is determined each reset date based on London and New York business days.

Floating rates used in instruments are matched exactly to floating rate in credit agreement.

(2)	Fair value is an estimated amount the Company would have received (paid) at June 28, 2008, to terminate the agreement.

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

Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 29, 2007. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007, certain information included in the Company’s consolidated financial statements for the quarter and six months ended June 28, 2008, was obtained from accounting and information systems utilized by Reliance that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the first six months of 2008 that has materially affected, or is reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The Company’s risk factors are fully described in the Company’s 2007 Form 10-K. No material changes to the risk factors have occurred since the Company filed its 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2003, the Company publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008.

During the three months ended June 28, 2008, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)

Month #1
Mar 30, 2008 – Apr 26, 2008	6,655	$28.34	—	1,451,623
Month #2
Apr 27, 2008 – May 24, 2008	6,548	$34.05	—	1,451,623
Month #3
May 25, 2008 – Jun 28, 2008	5,210	$38.96	—	1,451,623

Total	18,413	$33.38	—	1,451,623

(1)	Consists only of shares received from trades for payment of the exercise price or tax liability on stock option exercises, neither of which reduces the number of shares available under the share repurchase program.
(2)	Future repurchases are limited under terms of the Company’s senior secured credit facility.

During the second quarter of 2008, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Managers equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders’ meeting on April 26, 2008, at which shareholders voted on three proposals.

Proposal 1 was the election of three Directors to the Company’s Board of Directors for terms expiring in 2011. The following is a list of the Board slate of nominees (who were the only nominees) each of whom were elected, and the results of shareholder voting on Proposal 1:

Director Nominee	Votes For	Votes Withheld	Abstentions and Broker Non-votes
Jefferson W. Asher, Jr.	35,625,175	1,021,889	—
Richard E. Jaudes	21,618,445	15,028,619	—
Robert J. Messey	35,702,425	944,639	—

The remaining board members are listed below and each is expected to serve out their respective term:

Merlin J. Augustine, Jr.	John A. McFarland	Barry K. Rogstad
Jean A. Mauldin	Robert L. Proost	Ronald E. Tucker
R. L. Qualls

Proposal 2 was to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2008. Shareholders ratified this appointment as indicated below by the results of the shareholder voting on Proposal 2:

Votes For	Votes Against	Abstentions
36,320,011	299,229	27,824

Proposal 3 was to consider and act upon a shareholder proposal regarding a classified board. Shareholders voted in favor of a shareholder proposal to declassify the Company’s Board of Directors. As such, the Board will review and consider amendments to the Company’s articles of incorporation and by-laws prior to the next meeting of the shareholders. Voting results on Proposal 3 are as indicated below:

Votes For	Votes Against	Abstentions	Not Voted
21,866,312	11,259,864	325,536	3,195,352

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

a.	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY
(Registrant)

Date: August 7, 2008	By:	/s/ Ronald E. Tucker
Ronald E. Tucker
President, Chief Operating Officer, and Director
(on behalf of the Registrant)

Date: August 7, 2008	By:	/s/ George E. Moschner
George E. Moschner
Chief Financial Officer and Secretary
(Principal Financial Officer)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.	Description
4(i).1	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).2	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).3	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).4	Form of 8 5/8% Senior Note due 2017 (incorporated by reference to Exhibit 4(i).1).

10(i).1	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

10(i).1.1	Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007, filed as Exhibit 10(i).2.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2007, and incorporated herein by reference.

10(iii).1	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors and the Company’s Board of Directors on February 25, 2008, and filed as Exhibit 10(iii).1 to the Registrant’s Quarterly Report on Form 10-Q on May 8, 2008, and incorporated herein by reference.

31.1	Certification by Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.