Form 10-Q
period 2008-09-27
BALDOR ELECTRIC CO
filed 2008-11-06
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

At September 27, 2008, there were 46,244,215 shares of the registrant’s common stock outstanding.

Baldor Electric Company

Forward-looking Statements

This quarterly report, the documents incorporated by reference into this quarterly report, and other written reports and oral statements made time to time by Baldor and its representatives may contain statements that are forward-looking. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “estimate”, “believe”, “will”, “intend”, “expect”, “may”, “could”, “future”, “susceptible”, “unforeseen”, “anticipate”, “would”, “subject to”, “depend”, “uncertainties”, “predict”, “can”, “expectations”, “if”, “unpredictable”, “unknown”, “pending”, “assumes”, “continued”, “ongoing”, “assumption”, or any grammatical forms of these words or other similar words) are based on our current expectations and are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part II, Item 1A of this report and Part I, Item 1A of our most recent Form 10-K filed with the SEC. Baldor is under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share amounts)		Sep 27, 2008	Dec 29, 2007
ASSETS
Current Assets	Cash and cash equivalents	$10,037	$37,757
	Accounts receivable, less allowance for doubtful accounts of $4,099 at September 27, 2008 and $4,126 at December 29, 2007	346,938	281,729
	Inventories:
	Finished products	189,672	155,769
	Work in process	65,774	51,642
	Raw materials	161,911	146,582

		417,357	353,993
	LIFO valuation adjustment	(67,043)	(44,072)

		350,314	309,921
	Prepaid expenses	4,543	5,742
	Other current assets	62,851	59,847

	Total Current Assets	774,683	694,996
Property, Plant and Equipment
	Land and improvements	17,110	17,290
	Buildings and improvements	139,895	122,570
	Machinery and equipment	588,202	568,421
	Allowances for depreciation and amortization	(347,376)	(311,733)

	Net Property, Plant and Equipment	397,831	396,548
Other Assets	Goodwill	1,033,838	1,023,639
	Intangible assets, net of amortization	658,023	667,403
	Other	35,257	39,040

	Total Assets	$2,899,632	$2,821,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	Accounts payable	$131,864	$77,831
	Employee compensation	20,103	15,205
	Accrued profit sharing	14,529	17,311
	Accrued warranty costs	9,073	9,216
	Accrued insurance obligations	11,856	11,285
	Accrued interest expense	9,655	27,729
	Other accrued expenses	94,688	61,595
	Dividends payable	7,861	7,809
	Income taxes payable	—	6,089
	Note payable	4,407	12,321
	Current maturities of long-term obligations	7,729	8,120

	Total Current Liabilities	311,765	254,511

Long-term obligations		1,325,399	1,355,905
Other liabilities		67,170	70,353
Deferred income taxes		322,475	330,088

		Sep 27, 2008	Dec 29, 2007
Shareholders’ Equity	Preferred stock, $0.10 par value
	Authorized shares: 5,000,000
	Issued and outstanding shares: None
	Common stock, $0.10 par value
	Authorized shares: 150,000,000
	Issued shares:	55,378,262	55,137,057	5,537	5,513
	Outstanding shares:	46,244,215	45,941,417
	Additional paid-in capital			544,794	532,603
	Retained earnings			523,592	466,299
	Accumulated other comprehensive income (loss)			(8,175)	(27)
	Treasury stock, at cost:	9,134,047	9,195,640	(192,925)	(193,619)

	Total Shareholders’ Equity			872,823	810,769

	Total Liabilities and Shareholders’ Equity			$2,899,632	$2,821,626

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007
Net sales	$506,154	$480,595	$1,480,653	$1,367,904
Cost of goods sold	359,400	334,708	1,037,328	958,371

Gross profit	146,754	145,887	443,325	409,533
Selling and administrative expenses	84,997	78,693	245,989	221,096

Operating profit	61,757	67,194	197,336	188,437
Other income, net	1,192	110	2,797	1,780
Interest expense	(24,456)	(28,821)	(75,680)	(79,733)

Income before income taxes	38,493	38,483	124,453	110,484
Provision for income taxes	12,683	13,838	43,631	39,758

Net income	$25,810	$24,645	$80,822	$70,726

Net earnings per common share – basic	$0.56	$0.54	$1.75	$1.60
Net earnings per common share – diluted	$0.55	$0.53	$1.74	$1.58

Weighted-average shares outstanding – basic	46,229	45,880	46,125	44,261
Weighted-average shares outstanding – diluted	46,601	46,559	46,361	44,904

Dividends declared per common share	$0.17	$0.17	$0.51	$0.51

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total
(in thousands, except per share amounts)	Shares	Amount
BALANCE AT DECEMBER 29, 2007	55,137	$5,513	$532,603	$466,299	$(27)	$(193,619)	$810,769
Comprehensive income
Net income	—	—	—	80,822	—	—	80,822
Other comprehensive income (loss)
Currency translation adjustments	—	—	—	—	(4,690)	—	(4,690)
Derivative unrealized loss adjustment net of income taxes of $2,513	—	—	—	—	(3,676)	—	(3,676)
Post retirement plan adjustment net of income taxes of $108	—	—	—	—	218	—	218

Total other comprehensive income							(8,148)

Total comprehensive income							72,674

Stock option plans (including 57 shares exchanged and $947 income tax benefit)	241	24	11,399	—	—	(1,798)	9,625
Cash dividends at $0.51 per share	—	—	—	(23,529)	—	—	(23,529)
Treasury stock issued	—	—	792	—	—	2,492	3,284

BALANCE AT SEPTEMBER 27, 2008	55,378	$5,537	$544,794	$523,592	$(8,175)	$(192,925)	$872,823

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(in thousands)	Sep 27, 2008	Sep 29, 2007
Operating activities:
Net income	$80,822	$70,726
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of marketable securities	—	(32)
Losses (gains) on sales of assets	1,254	(361)
Depreciation	43,295	38,910
Amortization	16,064	14,390
Allowance for doubtful accounts receivable	(88)	(235)
Deferred income tax benefit	(16,594)	(8,212)
Share-based compensation expense	5,834	4,061
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	(59,550)	(42,599)
Inventories	(23,905)	(6,379)
Other current assets	10,734	(3,005)
Accounts payable	42,228	16,720
Accrued expenses and other liabilities	(8,991)	7,273
Income taxes payable	(14,385)	19,606
Other assets, net	(14,369)	4,941

Net cash provided by operating activities	62,349	115,804

Investing activities:
Purchases of property, plant and equipment	(25,426)	(23,474)
Proceeds from sale of property, plant and equipment	48	2,898
Proceeds from sale of marketable securities	—	23,034
Acquisitions net of cash acquired	(40,397)	(1,765,431)
Divestitures	—	49,886
Net proceeds from sale of real estate	23,310	—

Net cash used in investing activities	(42,465)	(1,713,087)

Financing activities:
Proceeds from long-term obligations	77,546	1,550,000
Principal payments of long-term obligations	(119,371)	(253,000)
Debt issuance costs	—	(30,519)
Principal payments on note payable	—	—
Proceeds from common stock issued	—	379,857
Dividends paid	(23,529)	(23,375)
Stock option exercises	9,442	7,602
Excess tax benefits on share-based payments	569	536
Net increase (decrease) in bank overdrafts	7,739	(4,624)

Net cash (used in) provided by financing activities	(47,604)	1,626,477

Net (decrease) increase in cash and cash equivalents	(27,720)	29,194
Beginning cash and cash equivalents	37,757	12,737

Ending cash and cash equivalents	$10,037	$41,931

Noncash items:

•	Additional paid-in capital resulting from shares traded for option exercises amounted to $1,411 and $2,173 in the first nine months of 2008 and 2007, respectively.

•	Common stock valued at $50,932 was issued January 31, 2007, in conjunction with the acquisition of Reliance Electric (see NOTE B).

•	Treasury shares issued in March 2008 in the amount of $3,284 to fund 2007 accrued profit sharing contribution.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2008

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. In the opinion of management, all adjustments (consisting of normal recurring items and adjustments to record the preliminary purchase allocation as described in NOTE B) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 27, 2008, may not be indicative of the results that may be expected for the fiscal year ending January 3, 2009.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2008 will contain 53 weeks. Fiscal year 2007 contained 52 weeks.

Segment Reporting: The Company operates in one reportable segment and markets, designs and manufactures industrial electric motors, drives, generators, and other mechanical power transmission products, within the mechanical power transmission equipment industry.

Reclassifications: Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. For third quarter 2007, approximately $1.5 million was reclassified from cost of goods sold to selling and administrative expenses. For the nine months ended September 29, 2007, approximately $4.0 million was reclassified from cost of goods sold to selling and administrative expenses.

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

Accounts Receivable: Trade receivables are recorded in the balance sheets at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. No single customer represents greater than 10% of net accounts receivable at September 27, 2008 or December 29, 2007.

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

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. Changes in the carrying amount of product warranty reserves are as follows:

	Nine Months Ended
(in thousands)	Sep 27, 2008	Sep 29, 2007
Balance at beginning of period	$9,216	$5,566
Charges to costs and expenses	7,505	8,328
Amounts assumed in acquisition	—	3,480
Payments	(7,648)	(8,381)

Balance at end of period	$9,073	$8,993

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and nine months ended September 27, 2008, and September 29, 2007, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of taxable income between domestic and international operations. The significant permanent tax items primarily consist of the deduction for domestic production activities and nondeductible expenses.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent differences, statutory tax rates and tax planning opportunities. The impact of discrete items is separately recognized in the quarter in which they occur.

The effective tax rate for the three months ended September 27, 2008 and September 29, 2007 was 33.0% and 36.0%, respectively. The rate was impacted in the current quarter by a change in the estimated effective state rate and adjustments to certain deferred tax items. The effective tax rate for the nine months ended September 27, 2008 and September 29, 2007 was 35.1% and 36.0%, respectively.

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

NOTE B – Acquisitions

On January 31, 2007, Baldor completed the acquisition of all of the equity of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance is a leading manufacturer of industrial electric motors and other mechanical power transmission products. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. The purchase price was $1.83 billion, consisting of $1.78 billion in cash and 1.58 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006, the date of the definitive purchase agreement. The cash portion of the purchase price was funded with net proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, net proceeds from the issuance of $550.0 million of 8.625% senior notes due 2017, and borrowings of $1.0 billion under a new $1.2 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Net proceeds from the over-allotment offering of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

In process research and development amounting to $1.0 million and backlog amounting to $0.7 million were expensed as of the acquisition date and included in cost of goods sold in the first quarter of 2007.

The table below presents summarized pro forma results of operations as if the acquisition had been effective at the beginning of the nine month period ended September 29, 2007.

(in millions, except for per share data)	Nine Months Ended Sep 29, 2007
Net sales	$1,462.0
Income before income taxes	114.6
Net income	73.3

Net earnings per common share - diluted	$1.58

On August 29, 2008, Baldor acquired Poulies Maska, Inc. (Maska) of Ste-Claire, Quebec, Canada. The purchase price was $41.97 million which was funded by cash and borrowings under the revolving credit facility. Maska is a designer, manufacturer and marketer of sheaves, bushings, couplings and related mechanical power transmission components. The acquisition will give Baldor a second plant in China to support international growth and results in leading market share of sheaves and bushings in North America. Maska’s results of operations are not material to the Company’s consolidated financial statements and accordingly, pro forma information has not been presented. The Company’s consolidated financial statements include the results of operations of Maska beginning August 30, 2008.

The purchase price allocation is preliminary, pending the finalization of asset valuations and working capital adjustments. The excess of the purchase price over the estimated fair values is assigned to goodwill. Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Current assets	$24,867
Property, plant and equipment	22,334
Intangible assets subject to amortization – Trade names (useful life of 10 years)	2,946
Goodwill	2,039

Total assets acquired	52,186

Current liabilities	5,097
Long term obligations	2,311
Deferred income taxes	2,805

Total liabilities assumed	10,213

Net assets acquired	$41,973

NOTE C – Financial Derivatives

The Company had derivative contracts designated as commodity cash flow hedges with a negative fair value of $4.3 million and $0.4 million recorded in other accrued expenses at September 27, 2008 and December 29, 2007, respectively.

Gains recognized on commodity cash flow hedges reduced cost of sales by $3.2 million and $1.4 million in the third quarter of 2008 and 2007, respectively. Gains recognized as a reduction in cost of sales amounted to $7.0 million and $4.0 million in the first nine months of 2008 and 2007, respectively. Ineffective portions of the Company’s commodity cash flow hedges were not material during the third quarters or first nine months of 2008 or 2007. The Company expects after-tax losses totaling $2.6 million at September 27, 2008, recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges, will be recognized in cost of sales within the next six months. The Company generally does not hedge forecasted transactions beyond 18 months.

The Company has interest rate cash flow hedges that relate to variable rate long-term obligations. The notional amount is $350.0 million and matures on April 30, 2012. These instruments had a negative fair value of $13.8 million and $11.5 million recorded in other accrued expenses at September 27, 2008 and December 29, 2007, respectively. Unrealized after-tax losses of $8.3 million and $7.0 million are recorded in accumulated other comprehensive income (loss) at September 27, 2008 and December 29, 2007, respectively.

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

Assets (liabilities) measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 27, 2008
(in millions)	Total	Level 1	Level 2	Level 3
Interest rate swap	$(10.9)	$—	$(10.9)	$—
Interest rate collar	(2.9)	—	(2.9)	—
Copper derivatives	(4.3)	(1.2)	(3.1)	—

Total	$(18.1)	$(1.2)	$(16.9)	$—

Unrealized gains or losses are recorded in accumulated other comprehensive income (loss) at each measurement date.

NOTE D – Goodwill and Other Intangible Assets

The amounts of goodwill at September 27, 2008 and December 29, 2007 are as follows:

(in thousands)
Balance at December 29, 2007	$1,023,639
Purchase accounting adjustment related to final valuations on Reliance acquisition	8,137
Acquisition of Maska	2,062

Balance at September 27, 2008	$1,033,838

The amounts of other intangible assets by type are as follows:

(in thousands)	Sep 27, 2008	Dec 29, 2007
Gross carrying value:
Trademarks	$357,746	$354,800
Customer relationships	292,000	292,000
Technology	32,000	32,000
Less accumulated amortization:
Customer relationships	(19,795)	(8,922)
Technology	(3,928)	(2,475)

Total intangible assets	$658,023	$667,403

Intangibles are amortized over their estimated period of benefit of five to 30 years, beginning with the date the benefits from intangible items are realized.

NOTE E – Note Payable

The Company’s wholly-owned Chinese subsidiary entered into a short-term note payable during the fourth quarter of 2007 to fund a non-taxable dividend to the Company. Proceeds from the note payable were utilized by the Company to make principal payments on the term loan under the Company’s senior secured credit facility. The note was refinanced during the second quarter of 2008. The principal balance was $4.4 million and $12.3 million at September 27, 2008 and December 29, 2007, respectively. The note payable bears interest at a variable rate (7.227% at September 27, 2008) and matures October 2008.

NOTE F – Long-term Obligations

Long-term obligations are as follows:

(dollars in thousands)	Interest Rate at Sep 27, 2008	Sep 27, 2008	Dec 29, 2007
Senior secured term loan, variable interest rate	5.895%	$715,000	$812,000
Revolving credit facility, variable interest rate	5.250%	63,000	—
Senior unsecured notes, fixed interest rate	8.625%	550,000	550,000
Other	4.732%	5,128	2,025

		1,333,128	1,364,025
Less current maturities		7,729	8,120

		$1,325,399	$1,355,905

Interest paid was $34.6 million and $42.6 million in third quarter 2008 and 2007, respectively. Interest paid during the first nine months of 2008 and 2007 was $87.8 million and $60.3 million, respectively.

Term and Revolving Credit Loans

Interest on the term loan is due periodically based upon a variable adjusted London Inter-Bank Offered Rate (“LIBOR”). Quarterly principal payments of $1.79 million are due beginning October 31, 2008, and continue through January 31, 2013, at which date the subsequent quarterly principal payments increase to $168.0 million through the loan due date of January 31, 2014 with a final payment of $178.8 million.

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

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires that the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of September 27, 2008.

The revolving credit (“RC”) agreement provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. As of September 27, 2008, the Company had $63.0 million of borrowings outstanding under the revolver. An RC commitment fee is due quarterly at the annual rate of

0.375% on the unused amount of the RC commitment. At September 27, 2008, $17.3 million of LC’s were issued which reduced the aggregate LC and RC availability. Availability totaled $119.7 million at September 27, 2008. LC participation fees of 1.75% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on any RC borrowings is 1.75% plus LIBOR (5.19% at September 27, 2008) or 1.25% per annum plus prime (5.0% at September 27, 2008).

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

NOTE H – Pension Plan and Other Postretirement Benefits

As a result of the acquisition of Reliance, the Company assumed defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $46.2 million at September 27, 2008 and $49.7 million at December 29, 2007 are included in other liabilities on the balance sheets.

Net periodic pension and other postretirement benefit costs include the following components for the three and nine-month periods ended September 27, 2008 and September 29, 2007, respectively.

Pension Benefits	Three Months Ended		Nine Months Ended
(in thousands)	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007
Service cost	$121	$115	$363	$334
Interest cost	48	42	145	113
Expected return on assets	(58)	(49)	(174)	(132)
Amortization of prior service costs	3	—	8	—
Amortization of net loss	—	—	—	—

Net periodic benefit cost	$114	$108	$342	$315

Other Postretirement Benefits	Three Months Ended		Nine Months Ended
(in thousands)	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007
Service cost	$40	$36	$122	$106
Interest cost	710	721	2,129	1,963
Expected return on assets	—	—	—	—
Amortization of prior service costs	—	—	—	—
Amortization of net loss	—	—	—	—

Net periodic benefit cost	$750	$757	$2,251	$2,069

We made contributions to the pension plans of $.1 million for the three month periods ended September 27, 2008 and September 29, 2007, respectively, and $.4 million and $.2 million for the nine month periods ended September 27, 2008 and September 29, 2007, respectively. The Company made contributions to the postretirement plan of approximately $5.4 million and $4.5 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. The Company expects to contribute $.5 million to the pension plans in 2008 and expects to contribute $7.0 million to the postretirement benefit plan in 2008.

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

A summary of the Company’s stock plans and summary details about each Plan as of September 27, 2008, follows.

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

A summary of option activity under the Plans during the nine month period ended September 27, 2008, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 29, 2007	2,412,400	$31.16
Granted	558,087	29.11
Exercised	(202,013)	22.68
Expired	(11,383)	26.80
Cancelled	(300)	28.62
Forfeited	(41,286)	39.78

Outstanding at September 27, 2008	2,715,505	31.26	7.0 years	$10,611

Vested or expected to vest at September 27, 2008	2,637,892	30.85	7.0 years	$10,573
Exercisable at September 27, 2008	1,574,460	26.95	5.6 years	$10,479

The weighted-average grant-date fair value of options granted was $7.96 and $13.68 in the first nine months of 2008 and 2007, respectively. The total intrinsic value of options exercised was $2.9 million and $5.2 million during the first nine months of 2008 and 2007, respectively.

As of September 27, 2008, there was $6.3 million of total unrecognized compensation cost related to non-vested options granted under the Plans expected to be recognized over a weighted-average period of 1.7 years.

A summary of non-vested stock unit activity under the Plans during the nine month period ended September 27, 2008, is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Non-vested at beginning of period	107,921	$36.35
Granted	78,773	27.80
Vested	(39,192)	36.92
Forfeited	(2,543)	31.04

Non-vested at end of period	144,959	31.64

The total fair value of stock units vested during the first nine months of 2008 and 2007 was $1.4 million and $308,000, respectively.

As of September 27, 2008, there was $1.9 million of total unrecognized compensation cost expected to be recognized over a weighted-average period of 1.1 years related to non-vested stock units granted under the Plans.

Listed in the table below are the weighted-average assumptions for options granted in the period indicated.

	Nine Months Ended
	Sep 27, 2008	Sep 29, 2007
Volatility	31.1%	25.1%
Risk-free interest rates	3.1%	5.1%
Dividend yields	2.3%	1.5%
Expected option life	6.0 years	6.4 years

NOTE J – Earnings Per Share

The table below details earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007
Numerator:
Net income	$25,810	$24,645	$80,822	$70,726

Denominator Reconciliation:
Weighted-average shares – basic	46,229	45,880	46,125	44,261
Effect of dilutive securities – stock options and non-vested stock units	372	679	236	643

Weighted-average shares – diluted	46,601	46,559	46,361	44,904

Earnings per common share – basic	$0.56	$0.54	$1.75	$1.60
Earnings per common share – diluted	$0.55	$0.53	$1.74	$1.58

The total number of anti-dilutive securities excluded from the above calculations was 775,753 and 445,816 for the three month periods ended September 27, 2008, and September 29, 2007, respectively, and 979,558 and 445,916 for the nine-month periods ended September 27, 2008, and September 29, 2007, respectively.

NOTE K – Sale of Real Estate

In September 2008, the Company sold real property with a book value of $22.3 million. Proceeds from the sale totaled $30.7 million, of which $6.1 million was invested in the entity which acquired the real property. Due to continuing involvement in the property, no gain was recognized and the value of the real property remains on the consolidated balance sheet and continues to be depreciated. The proceeds received have been recorded as a liability and are included in other accrued expenses on the consolidated balance sheet at September 27, 2008.

NOTE L – Recently Issued Accounting Pronouncements

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

Overview

Baldor is a leading manufacturer of industrial electric motors, drives, generators, and other mechanical power transmission products, currently supplying over 9,500 customers in more than 160 industries. Our products are sold to a diverse customer base consisting of original equipment manufacturers and distributors serving markets in the United States and throughout the world. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive total cost of ownership, which takes into account initial product cost, product life, maintenance costs, and energy consumption.

On January 31, 2007, Baldor completed the acquisition of Reliance from Rockwell. Reliance is a leading manufacturer of industrial electric motors, and other mechanical power transmission products sold under the Reliance and Dodge brand names. The acquisition extends Baldor’s product offerings, provides a manufacturing base in China for the Asian markets, increases the Company’s manufacturing capabilities and flexibility, strengthens the management team, and provides strong opportunities for synergies and cost savings. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

On August 29, 2008, Baldor acquired Poulies Maska, Inc. (Maska) of Ste-Claire, Quebec, Canada. The purchase price was $41.97 million which was funded by cash and borrowings under the revolving credit facility. Maska is a designer, manufacturer and marketer of sheaves, bushings, couplings and related mechanical power transmission components. The acquisition will give Baldor a second plant in China to support international growth and results in leading market share of sheaves and bushings in North America. Maska’s results of operations are included in the consolidated financial statements beginning August 30, 2008 and are not material to the financial statements at September 27, 2008.

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

We are not dependent on any one industry or customer for our financial performance, and no single customer represented more than 10% of our net sales for the quarters and nine month periods ended September 27, 2008, and September 29, 2007. For the quarter ended September 27, 2008, approximately 48.9% of our domestic net sales were generated through distributors and represented primarily sales of replacement products, compared to 49.8% for the same period in 2007 and 48.3% for the nine months ended September 27, 2008 compared to 51.7% for the same period in 2007. Domestic sales to OEMs were approximately 51.1% for the quarter ended September 27, 2008, compared to 50.2% for the same period in 2007 and 49.6% for the nine months ended September 27, 2008 compared to 50.4% for the same period in 2007. OEMs primarily use our products in new installations. This expands our installed base and leads to replacement product sales by distributors in the future.

We manufacture substantially all of our products. Consequently, our costs include the cost of raw materials, including steel, copper and aluminum, and energy costs. Each of these costs have increased in the past few years and increased significantly in the past few months due to growing global demand for these commodities, impacting our cost of sales. We seek to offset these increases through a continued focus on product design improvements, including redesigning our products to reduce material content and investing in capital equipment that assists in eliminating waste, and by modest price increases in our products. Our manufacturing facilities are also significant sources of fixed costs. Our margin is impacted when we cannot promptly decrease these costs to match declines in net sales.

Industry Trends

The demand for products in the industrial electric motor, generator, and mechanical power transmission industries is closely tied to growth trends in the economy and levels of industrial activity and capital investment. We believe that specific drivers of demand for our products include process automation, efforts in energy conservation and productivity improvement, regulatory and safety requirements, new technologies, and replacement of worn parts. Our products are typically critical parts of customers’ end-applications, and the end user’s cost associated with their failure is high. Consequently, we believe that end users of our products base their purchasing decisions on quality, reliability, and availability as well as customer service, rather than the price alone. We believe key success factors in our industry include strong reputation and brand preference, good customer service and technical support, product availability, and a strong distribution network. While demand for our products remains steady today, we are taking steps to prepare our business for potentially slower economic growth in the coming year. We remain focused on managing production and inventory levels and will adjust them proactively as incoming order rates change. In addition we are accelerating integration projects where possible and minimizing discretionary spending.

Results of Operations

Third quarter 2008 compared to third quarter 2007

Net sales for the quarter increased 5.3% to $506.2 million, compared to $480.6 million in the third quarter of 2007. Sales of industrial electric motor products grew 7.9% for the quarter as compared to second quarter 2007 and comprised 64.8% of total sales compared to 63.3% for the same period last year. Sales of mounted bearings, gearing, and other mechanical power transmission products, including one month of sales from our Maska acquisition, grew 2.3% and accounted for approximately 28.2% of total sales for the third quarter of 2008, compared to 29.1% for the same period last year. During third quarter 2008, sales from other products including, generators, drives, and metal stampings, decreased 3.9% from third quarter 2007 and comprised 6.8% of total sales for the current quarter compared to 7.4% for the same period last year. Sales of Super-E® premium-efficient motors continue to grow at a faster pace than standard-efficiency motors, increasing more than 25.0% for the quarter when compared to third quarter 2007. As electricity prices have increased, more customers have switched to premium efficient products, helping them reduce their electricity costs.

Gross profit margins decreased slightly to 29.0% in third quarter 2008 compared to 30.4% in third quarter 2007 and operating profit margins decreased to 12.2% from 14.0% in third quarter 2007. Raw materials costs continued to increase and remained substantially higher in the third quarter than they were during the same period last year. While increased costs have been partially offset by product design improvements and price increases implemented during the year, they have had a negative impact on margins.

Interest expense decreased $4.4 million from third quarter 2007. Interest rates on our outstanding variable rate debt were lower during the quarter when compared to the same period last year as was our average outstanding debt balance.

Pre-tax income was $38.5 million for the quarters ended September 27, 2008 and September 29, 2007.

Net income of $25.8 million for the quarter was up 4.7% from third quarter 2007 net income of $24.6 million. Diluted earnings per common share grew by 3.8% to $0.55 compared to $0.53 in third quarter 2007.

The effective tax rate for the three months ended September 27, 2008 and September 29, 2007 was 33.0% and 36.0%, respectively. The rate was impacted in the current period by a change in the estimated effective state rate and adjustments to certain deferred tax items.

Nine months ended September 27, 2008 compared to nine months ended September 29, 2007

Net sales for the first nine months of 2008 increased 8.2% to $1,480.1 million, compared to $1,367.9 million in the first nine months of 2007. Sales of industrial electric motor products grew 10.1% for the first nine months of 2008 as compared to the first nine months of 2007 and comprised 65.1% of total sales compared to 64.0% for the same period last year. Sales of mounted bearings, gearing, and other mechanical power transmission products, including one month of sales from our Maska acquisition, grew 15.6% and accounted for approximately 28.0% of total sales for the first nine months of 2008, compared to 26.2% for the same period last year. During the first nine months of 2008, sales of other products, including generators, drives, and metal stampings, decreased 3.2% from the same period last year and comprised 6.8% of total sales for the first nine months of 2008 compared to 7.6% for the same period last year.

Gross profit margins were 29.9% for the first nine months of 2008 and 2007 and operating profit margins decreased slightly to 13.3% from 13.8% in the first nine months of 2007. While 2008 reflects nine full months of Reliance operations, the benefit to our margins has been diluted by continued increases in materials and transportation costs.

Interest expense decreased $4.1 million over the first nine months of 2007. There are only eight months of interest expense in 2007 related to the debt incurred on January 31, 2007 to fund our acquisition of Reliance. We reduced outstanding debt by $38.8 million during the first nine months of 2008. In addition, interest rates on our variable rate debt decreased during the first nine months of 2008 when compared to the same period last year.

Pre-tax income of $124.5 million for the first nine months of 2008 was up 12.6% compared to $110.5 million for the first nine months of 2007.

Net income of $80.8 million for the first nine months of 2008 was up 14.3% from $70.7 million for the first nine months of 2007. Diluted earnings per common share grew by 10% to $1.74 compared to $1.58 in the first nine months of 2007.

The effective tax rate was 35.1% and 36.0% for the nine months ended September 27, 2008 and September 29, 2007, respectively. The effective tax rate was impacted in the current period by a change in the estimated effective state rate and adjustments to certain deferred tax items.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources: Working capital amounted to $462.9 million at September 27, 2008, compared to $440.5 million at December 29, 2007.

Liquidity was supported by cash flows from operations of $62.3 million in the first nine months of 2008 as compared to $115.8 million in the first nine months of 2007. Operating cash flows decreased $23.7 million as a result of the timing of semi-annual interest payments on our senior unsecured notes. In addition, we made income tax payments of $65.2 million during the first nine months of 2008, compared to $32.0 million during the same period last year.

Net cash used in investing activities was $42.5 million in the first nine months of 2008 compared to $1.71 billion in the first nine months of 2007. During the first nine months of 2008, we funded purchases of property, plant, and equipment amounting to $25.4 million compared to $23.5 million during the same time period in 2007. During the first nine months of 2008, we used $40.4 million to fund our acquisition of Maska on August 28, 2008 compared to $1.76 billion to fund our acquisition of Reliance on January 31, 2007. Cash provided by the sale of real estate amounting to $23.3 million is included in 2008.

Net cash used in financing activities was $47.6 million in the first nine months of 2008 compared to net cash provided of $1.63 billion in first nine months of 2007. During the first nine months of 2008, we paid dividends of $23.5 million compared to $23.4 million during the same period in 2007. During the first nine months of 2008, we borrowed $40.0 million to fund our acquisition of Maska; however, our net outstanding debt decreased $38.8 million. The first nine months of 2007 included proceeds from new debt acquired and the issuance of Baldor common stock to finance the purchase of Reliance.

Total outstanding debt was $1.34 billion at September 27, 2008, compared to $1.38 billion at December 29, 2007. In conjunction with our acquisition of Reliance on January 31, 2007, we borrowed a total of $1.55 billion under our senior secured credit facility and senior unsecured notes. A portion of the proceeds from new borrowings were utilized to repay $95.0 million of long-term debt that existed at December 30, 2006. During the first nine months of 2008, our outstanding debt balance decreased $38.8 million, net of borrowings of $40.0 million to fund the acquisition of Maska.

Our primary sources of liquidity are cash flows from operations and funds available under our senior secured credit facility. At September 27, 2008, we had approximately $119.7 million of borrowing capacity under the senior secured credit facility. We expect that ongoing requirements for debt service, operations, capital expenditures and dividends will be funded from these sources. We have senior secured debt ratings of Ba3 with a negative outlook by Moody’s Investors Services, Inc. (“Moody’s”) and BB+ with a stable outlook by Standard & Poor’s Rating Service (“S&P”). We have a senior unsecured debt rating of B3 with a stable outlook by Moody’s. We have no downward rating triggers that would accelerate the maturity of amounts drawn under our senior secured credit facility and our senior unsecured notes. Our senior secured credit facility and senior unsecured credit facility contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets, and which require us to maintain compliance with certain quarterly financial ratios. As of September 27, 2008, we were in compliance with all covenants.

Additional principal payments may be due based upon a prescribed annual excess cash flow calculation until such time as a prescribed total leverage ratio is achieved. There were no additional payments due based on the Company’s 2007 annual calculation and no additional payments are expected for 2008. Additional principal payments may also be due based upon the net available proceeds from the disposition of assets, a casualty event, an equity issuance or incurrence of additional debt.

Dividend Policy: Dividends paid to shareholders amounted to $0.51 per common share in each of the first nine months of 2008 and 2007. Our objective is for shareholders to receive dividends while also participating in Baldor’s growth. Terms of our credit agreement and indenture related to financing the acquisition of Reliance limit our ability to increase dividends.

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

Baldor is a purchaser of certain commodities, including copper and aluminum, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. The Company had derivative contracts designated as commodity cash flow hedges with a negative fair value of $4.3 million recorded in other accrued expenses at September 27, 2008.

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

Details regarding the instruments as of September 27, 2008, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
(in millions)
Swap	$250.0	April 30, 2012	5.12%	LIBOR	$(10.88)
Collar	$100.0	April 30, 2012	LIBOR	LIBOR – Floor 4.29%; Cap 6.50%	$(2.87)

(1)	LIBOR is determined each reset date based on London and New York business days.

Floating rates used in instruments are matched exactly to floating rate in credit agreement.

(2)	Fair value is an estimated amount the Company would have received (paid) at September 27, 2008, to terminate the agreement.

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

Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 27, 2008. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007 and Maska on August 29, 2008, certain information included in the Company’s consolidated financial statements for the quarter and nine months ended September 27, 2008, was obtained from accounting and information systems utilized by Reliance and Maska that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the first nine months of 2008 that has materially affected, or is reasonably likely to materially affect, these controls.

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

During the three months ended September 27, 2008, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
Month #7 Jun 29, 2008 – Jul 26, 2008	416	$39.40	—	1,451,623
Month #8 Jul 27, 2008 – Aug 23, 2008	137	$37.82	—	1,451,623
Month #9 Aug 24, 2008 – Sep 27, 2008	2,994	$36.67	—	1,451,623

Total	3,547	$37.03	—	1,451,623

(1)	Consists only of shares received from trades for payment of the exercise price or tax liability on stock option exercises, neither of which reduces the number of shares available under the share repurchase program.
(2)	Future repurchases are limited under terms of the Company’s senior secured credit facility.

During the third quarter of 2008, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Managers equaled the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company.

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

BALDOR ELECTRIC COMPANY
(Registrant)

Date: November 6, 2008	By:	/s/ George E. Moschner
George E. Moschner
Chief Financial Officer and Secretary
(on behalf of the Registrant and as Principal Financial Officer)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.	Description
3(ii)	Bylaws of Baldor Electric Company, as originally adopted on May 2, 1980, and amended effective August 4, 2008, and filed as Exhibit 3(ii) hereto.

4(i).1	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).2	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).3	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

4(i).4	Form of 8 5/8% Senior Note due 2017 (incorporated by reference to Exhibit 4(i).1).

10(i).1	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007, and incorporated herein by reference.

10(i).1.1	Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007, filed as Exhibit 10(i).2.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2007, and incorporated herein by reference.

10(iii).1	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors and the Company’s Board of Directors on February 25, 2008, and filed as Exhibit 10(iii).1 to the Registrant’s Quarterly Report on Form 10-Q on May 8, 2008, and incorporated herein by reference.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.