Form 10-K
period 2009-01-03
BALDOR ELECTRIC CO
filed 2009-03-04
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 01-07284

Baldor Electric Company

Exact name of registrant as specified in its charter

Missouri	43-0168840
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

5711 R. S. Boreham, Jr. St Fort Smith, Arkansas	72901
Address of principal executive offices	Zip Code

479-646-4711

Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant based on the closing price on June 28, 2008, was $1,500,892,589.

At January 31, 2009, there were 46,253,996 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2009 (the “2009 Proxy Statement”), are incorporated by reference into Part III.

Forward-looking Statements

This annual report, the documents incorporated by reference into this annual report, and other written reports and oral statements made from time to time by Baldor and its representatives may contain statements that are forward-looking. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “estimate”, “believe”, “will”, “intend”, “expect”, “may”, “could”, “future”, “susceptible”, “unforeseen”, “anticipate”, “would”, “subject to”, “depend”, “uncertainties”, “predict”, “can”, “expectations”, “if”, “unpredictable”, “unknown”, “pending”, “assumes”, “continued”, “ongoing”, “assumption”, “potential”, or any grammatical forms of these words or other similar words) are based on our current expectations and are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those more fully described in “Risk Factors”. We are under no duty to update any of the forward-looking statements after the date of this annual report.

PART I

Item 1.	Business

General

Baldor Electric Company (“Baldor” or the “Company”) is a leading marketer, designer, and manufacturer of industrial electric motors, mechanical power transmission products, drives, and generators, currently supplying over 9,500 customers in more than 160 industries. Our products are sold to original equipment manufacturers (“OEM”) and distributors serving markets in the United States and throughout the world. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive total cost of ownership, which takes into account initial product cost, product life, maintenance costs and energy consumption. We estimate that the initial purchase price and lifetime maintenance costs of a typical electric motor represents approximately 2% of the total cost of owning the motor, with electricity making up the remaining cost over its lifetime. Due to high energy prices, our customers increasingly base their purchasing decisions on the energy efficiency of our motors and other products, rather than on the purchase price alone.

On January 31, 2007, Baldor completed the acquisition of Reliance Electric Company (“Reliance”) and certain affiliates from Rockwell Automation, Inc. (“Rockwell”). Reliance was a leading manufacturer of industrial electric motors and other mechanical power transmission products sold under the Reliance® and Dodge® brand names. The acquisition extended Baldor’s product offerings, provided a manufacturing base in China for the Asian markets, increased the Company’s manufacturing capabilities and flexibility, strengthened the management team, and provided strong opportunities for synergies and cost savings.

On August 29, 2008, Baldor acquired Poulies Maska, Inc. (Maska) of Ste-Claire, Quebec, Canada. Maska is a designer, manufacturer and marketer of sheaves, bushings, couplings and related mechanical power transmission components. The acquisition gives Baldor a second plant in both Canada and China and expands the Company’s market share of sheaves and bushings in North America.

Our Competitive Strengths

We believe that we are well positioned in the markets in which we compete based on the following competitive strengths.

•	Excellent reputation and strong brand name preference.

The Baldor®, Baldor•Reliance®, and Dodge brand names are associated with high-quality innovative products, engineering expertise, excellent customer service, and an overall leadership position in the industry. Baldor, Reliance, and Dodge were founded in 1920, 1904 and 1878, respectively. Baldor was the preferred brand in 19 of 21 independent surveys of industrial electric motor users conducted over the past five years.

•	Emphasis on providing our customers the highest value.

We provide value to our customers by offering a broad range of high quality products, short lead times on custom products, quick delivery for stock products and local customer service and support. We also offer the capability to design and manufacture custom products that address the special requirements of many of our customers. We believe we are well positioned relative to many of our competitors who emphasize low price.

•	Diversified customer base and end markets.

During the year ended January 3, 2009, our products were sold to more than 4,000 OEMs and 5,000 distributors across a wide variety of end markets. On average, Baldor’s top 20 customers in 2008 have been doing business with us for over 20 years. For 2008, approximately half of our sales were to OEMs and half were to distributors. We believe that the different purchasing patterns among our customers in the various end markets served reduces the overall sensitivity of demand for our products in a changing economy. Also, we believe our large installed base and specification of our products by leading OEMs on original equipment creates significant replacement demand.

•	Robust product development.

Since inception, Baldor has introduced many innovative products, including our Super-E® branded line of premium energy efficient motors. We estimate that the initial purchase price and lifetime maintenance costs of a typical electric motor represent approximately 2% of the total cost of operation over the lifetime of the motor, with electricity making up the remaining 98% of the cost. In addition, our recently developed line of V*S® inverter drives have been designed to be the most reliable, easy to use, and efficient drives available in the market. The Dodge brand mechanical power transmission products are also recognized for innovation. For example, customers are able to configure Dodge bearings with (i) a Grip-Tite® feature that allows it to be easily attached to standard sized shafts, (ii) an EZ-KLEEN® feature that seals the bearing in order to allow a wash-down application, and (iii) an air-handling bearing that provides ultra quiet, high-speed operation. Most recently, Dodge introduced the new MagnaGear® speed reducer that provides higher torque in a smaller package, cooler operating temperatures and greater efficiency than competitive products on the market.

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

Our Strategy

Our mission is to be the best (as determined by our customers) marketers, designers and manufacturers of industrial electric motors, mechanical power transmission products, drives and generators. Our strategies to achieve our mission include:

•	Leverage existing customer relationships and realize cross-selling opportunities.

Our product portfolio extends to each level of the process that facilitates the conversion of electrical energy to mechanical energy. This comprehensive product offering allows us to continuously strengthen our relationships with customers and enhance our ability to obtain additional business.

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

We believe the end markets we serve provide attractive growth opportunities. We expect to continually develop new products and enhance existing products to meet customers’ end-use applications. In addition, we intend to expand our global reach by capitalizing on high-growth regions such as China with our broadened product offering, local service and support, and local manufacturing capabilities.

•	Reduce financial leverage.

We intend to steadily reduce our long-term debt with cash flow generated from operations.

Products

•

Motors. Our motor products have a reputation of being premium products in the markets we serve. Our industrial motor product line includes both AC and DC electric motors. Our AC motors range in size from subfractional to 15,000 horsepower and our DC motors range from subfractional to 3,000 horsepower. Our motors are used in a wide variety of essential applications, including unit handling (conveyors and other material handling equipment), air handling (fans and blowers), and fluid handling (pumps). Our motors are used in many industries, including agriculture, chemical, food and beverage, machinery manufacturing, petroleum exploration and production, medical equipment, mining, paper and packaging, semiconductor manufacturing, military, and water supply. We also manufacture a full line of integral gear motors. We believe that this diversification across industries allows us to be less dependent on any particular industry or customer segment.

Our motors are designed as both stock and custom products. Stock motors represented approximately 53% of our domestic motor sales for 2008 and are available for immediate shipment. Custom motors are built to customer specifications and are typically built and shipped within 2-3 weeks of order entry.

•

Mechanical power transmission products. Mechanical power transmission products include mounted bearings, enclosed shaft mount, helical and worm gearing, and other mechanical power transmission components such as bushings, sheaves and conveyor pulleys. Our mechanical power transmission products are used in many applications and industries, including mining, petroleum, aggregate, unit handling, power generation, and package handling.

•

Drives. Drives are electronic controls used to adjust the speed and torque of an electric motor to match an end application. Our drives product line ranges from fractional to 1,500 horsepower. We also make a line of drives, such as linear and rotary servo motors and motion control products, which are used to automate manual processes. Generally, our industrial drives and motion control products are used in the same industries and applications as our motors.

•

Generators. Our generator product line ranges from 1.3 kilowatts to 2.2 megawatts, and includes portable generators, industrial towable generators, mobile light towers, emergency and standby generators, prime power generators and peak-shaving generators. Generators are sold through distributors and, in some cases OEMs, in a variety of industries, including agriculture, construction, equipment rental, military, municipal, and telecom.

Manufacturing

We manufacture substantially all of the products we sell, including many of the components used in our products, such as laminations, stamped steel parts, and aluminum die castings. In addition to manufacturing components, our motor manufacturing operations include machining, welding, winding, assembling, and finishing operations. Manufacturing many of our own components permits us to better manage cost, quality, and availability. Our Lean Flex Flow™ manufacturing process enables us to provide short lead times and continually reduce non value-added inputs.

The raw materials and parts necessary for our manufacturing operations are available from numerous global sources. These materials include steel, copper wire, gray iron castings, aluminum, insulating materials, electronic components, and combustion engines. Many of these materials and parts are purchased from more than one supplier. We believe alternative sources are available for such materials and parts.

Sales and Marketing

Our products are sold throughout the United States and in more than 70 foreign countries. Our field sales organization, comprised of independent manufacturer’s representatives and factory direct sales personnel, is located in more than 70 countries, which includes 40 locations in North America.

Custom products and stock products are sold to OEMs for installation in new equipment, while independent distributors often sell stock motors as replacement components in industrial machinery that is being modernized or upgraded for improved performance.

International Sales

Our products are distributed in more than 60 foreign countries, principally in Canada, Mexico, Europe, Australia, the Far East, and Latin America. We have international manufacturing facilities in Canada, England, China, and Mexico. For information concerning our foreign operations, see Note N - Foreign Operations to our consolidated financial statements contained herein.

Competition

We face substantial competition in all markets served. Some of our competitors are larger in size or are divisions of large diversified companies having substantially greater financial resources. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive cost of ownership, which takes into account initial product cost, product life, maintenance costs and energy consumption. Our value proposition is what differentiates Baldor from other competitors in the marketplace.

Research and Engineering

Our design and development of industrial electric motors, mechanical power transmission products, drives and generators include the development of products, which extend our product lines, the modification of existing products to meet new application requirements, and research in fields of emerging technologies. New products are typically the result of customer driven application requirements, enhancing current product performance or the development of a complete new product solution. Additional development work is performed to improve production methods. Costs associated with research, new product development, and product and cost improvements are expensed when incurred and amounted to approximately $35.4 million in 2008, $34.3 million in 2007, and $25.0 million in 2006. On average, we release 250 new product line additions a year and approximately 25% of our annual sales in each of the past five years were from newly developed products, defined as products developed in the prior five year period.

Emerging technology development is conducted in our Advanced Technology Labs located in Cleveland, Ohio.

Intellectual Property

We rely on a combination of patents, trademarks, copyright and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in our industry. With the exception of our brand names, we do not believe any single patent, trademark or trade name is material to our business as a whole. Some of our trademarks include: Baldor, Baldor•Reliance, Reliance Electric, Dodge, Super-E, H2, Flex Flow, MINT®, CST®, Torque-Arm® and Maska®.

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

Prior to Baldor’s acquisition of Reliance, Reliance had been designated as a potentially responsible party at four Superfund sites. We estimate the highest reasonably possible costs that could be incurred for the remediation of these Superfund sites to be $200,000 as of January 3, 2009.

Reliance is indemnified by Exxon Mobil Corporation (“Exxon”) for substantially all costs associated with environmental matters of Federal Pacific Electric Company, a non-operating subsidiary of Reliance. This indemnity has been transferred to Rockwell, and Rockwell has agreed to indemnify Baldor with respect to costs associated with environmental claims of Federal Pacific Electric Company. The indemnification agreement covers claims for which Reliance gave notice to Exxon before December 29, 2006. We also face certain environmental claims associated with other discontinued and former operations of Reliance, including the ongoing remediation of a former Toledo-Scale manufacturing facility located in Orlando, Florida. Prior to the acquisition, Reliance began implementing a cleanup pursuant to a Consent Order with the Florida Department of Environmental Protection. Rockwell has agreed to indemnify us for these environmental matters related to the Orlando, Florida, facility.

Employees

As of January 31, 2009, we had approximately 7,891 employees, including 84 part-time employees, and 105 employees covered by a collective bargaining agreement.

Executive Officers of the Registrant

Information regarding executive officers is contained herein under Part III - Item 10.

Access to Filings on Company Website

Baldor makes available its Forms 10-K, 10-Q, 8-K, and amendments thereto, on our corporate website when filed with, or furnished to the SEC. These filings, along with Baldor’s Annual Reports to Shareholders, Proxy Statements, Code of Ethics for Certain Executives, and certain other corporate governance documents may be viewed online free of charge by accessing our website at www.baldor.com and selecting Investor Relations.

Item 1A.	Risk Factors

The most significant risk factors related to Baldor’s business are as follows:

Prolonged economic weakness could adversely affect our business, financial condition and results of operation. Our results of operations are affected by the levels of business activities of our clients, which can be affected by economic conditions in the United States and globally. Generally, our financial performance is driven by industrial spending and the strength of the economies in which we sell our products. In 2008 and early 2009, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits, decreased capital spending, and adverse business conditions. These conditions, if prolonged, could have a negative impact on our business, financial conditions, and the results of operations.

Our future results are subject to fluctuations in the price of raw materials. The principal raw materials used to produce our industrial electric motors are steel, copper and aluminum. The prices of those raw materials are susceptible to significant fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances. If we are unable to mitigate raw materials price increases through product design improvements, price increases to our customers, and hedging transactions, future profitability could be adversely affected.

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

We rely on independent distributors and the loss of these distributors would adversely affect our business. In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We are supported by an extensive distribution network, with over 10,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamics in our industry. Industrial distributors play a significant role in determining which of our products are stocked, and therefore are readily accessible to end-users, and the price at which our products are sold. During the years ended January 3, 2009, December 29, 2007, and December 30, 2006, the portion of domestic net sales generated through distributors amounted to approximately 50%, 51%, and 48%, respectively. Most of the distributors with whom we transact business also offer products and services of our competitors to our customers. In addition, the distribution agreements we have are typically not exclusive and are cancelable by the distributor after a short notice period. Impairment of our relationship with our distributors, loss of a substantial number of these distributors, or an increase in distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.

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

We could face potential product liability claims relating to products we manufacture, which could result in us having to expend significant time and expense to defend these claims and to pay material claims or settlement amounts. We face a risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other damage. We currently maintain product liability insurance coverage; however, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments under our debt obligations when due. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.

Our future results may be affected by various legal and regulatory proceedings. From time to time, we are party to legal and regulatory proceedings in the normal course of business. We have been named a defendant in lawsuits alleging personal injury as a result of exposure to asbestos. The outcome of legal proceedings could differ from our expectations since the outcomes of litigation, including regulatory matters, and our ability to collect from our insurers or on indemnities from third parties, are sometimes difficult to predict. As a result, we could be required to change current estimates of liabilities as litigation matters develop. Changes in these estimates or changes in our business as a result of legal and regulatory proceedings could have a materially adverse effect on our results of operations.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine these have become impaired in the future, net income could be materially adversely affected. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of trademarks. At January 3, 2009, goodwill and other indefinite-lived intangibles totaled $1.4 billion, most of which arose from our acquisition of Reliance. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write down or impairment of goodwill or indefinite-lived intangibles could have a material adverse effect on our financial statements.

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

Our balance sheet includes significant long-term debt. If we are unable to service our debt and meet financial covenants, we could be adversely affected. We substantially increased our leverage to finance the acquisition of Reliance. In January 2007, we borrowed $1.6 billion under a new senior secured credit facility and a new senior unsecured note agreement and at January 3, 2009, the amount outstanding was $1.3 billion. The increased indebtedness may reduce our flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs because we will require additional funds to service our indebtedness. In addition, financial and other covenants related to the financing will limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our failure to comply with these covenants could result in an event of default that, if not waived or cured, could result in the acceleration of the due date of all our indebtedness.

Item 1B.	Unresolved Staff Comments

There are no unresolved written SEC staff comments regarding our periodic or current reports required by the Securities Exchange Act of 1934.

Item 2.	Properties

Baldor believes that our facilities, including equipment and machinery, are in good condition, suitable for current operations, adequately maintained and insured, and capable of sufficient additional production levels. The following table contains information with respect to our properties.

Location	Primary Use	Area (Sq. Ft.)
Fort Smith, AR	AC motor production Distribution and service center Administration and engineering offices Aluminum die casting Drives production center	384,901 563,789 96,980 79,330 141,726

St. Louis, MO	Metal stamping and engineering toolroom	187,385

Columbus, MS	AC motor production	304,000	(a	)

Westville, OK	AC and DC motor production	207,250

Fort Mill, SC	DC motor, AC motor, and tachometer production	108,000

Clarksville, AR	Subfractional AC and DC motors, gear motors, worm-gear speed reducers, and tachometer production	165,735	(a	)

Ozark, AR	AC motor production	151,783

Athens, GA	Small and medium AC motor production	396,000	(a	)

Gainesville, GA	Specialty, variable speed motors and small and medium AC and DC motor production for the electrical business	212,000	(a	)

Kings Mountain, NC	Large AC, large DC, mining and hermetic motor production	237,000	(a	)

Asheville, NC	Couplings, bushings and sheaves production	160,000	(a	)

Belton, SC	Enclosed worm and helical gearing production	122,000

Clio, SC	Conveyor pulleys Torque Arm motor mounts and bearing take-up frames production	165,400

Columbus, IN	Clutch/brake modules, enclosed helical and custom gearing, large-bore roller and Sleevoil hydrodynamic bearings production	223,000	(a	)

Greenville, SC	Shaft mount and concentric gear reducers production	237,960	(a	)

Marion, NC	Mounted roller bearings production	174,000

Rogersville, TN	Mounted ball bearings and plain bearings production	221,000	(a	)

Greenville, SC	Administrative and engineering offices	134,443	(b	)

Cleveland, OH	Advanced Technology Research & Development Laboratory	6,300	(a	)

Eleven other domestic locations	Metal stamping and motor, drives, and generator production, regional sales offices	403,451	(c	)

33 foreign locations	Sales and distribution centers, motors, electronic controls, and mechanical power transmission production	790,637	(d	)

		5,874,070

(a)	This property is leased.
(b)	Of this amount, approximately 22,943 sq. ft. is leased.
(c)	Of this amount, approximately 4,847 sq. ft. is leased.
(d)	Of this amount, approximately 489,019 sq. ft. is leased.

Item 3.	Legal Proceedings

The Company is or may be a party to various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to product liability, workers compensation, intellectual property, employment, and contract matters.

The Company has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was allegedly used in certain components of its products many years ago. Currently, there are hundreds of claimants in lawsuits that name the Company as a defendant, together with hundreds of other companies. The great bulk of the complaints, however, do not identify any of the Company’s products or specify which of these claimants, if any, were exposed to asbestos attributable to the Company’s products; and past experience has shown that the vast majority of the claimants will never identify any of the Company’s products. For those claimants who do show that they worked with the Company’s products, the Company believes it has meritorious defenses, in substantial part due to the lack of asbestos in the Company’s products, the integrity of its products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants.

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

Common Stock Price Range

As reported by the NYSE, the high and low composite sale prices per share for Baldor’s common stock for each quarterly period during the past two fiscal years are listed below.

	2008		2007
	HIGH	LOW	HIGH	LOW
1st quarter	$34.26	$24.08	$39.62	$32.34
2nd quarter	39.89	25.51	51.02	36.89
3rd quarter	39.90	30.45	51.96	37.95
4th quarter	30.60	10.71	45.20	32.00

Performance Graph

Comparison of Five-Year Cumulative Total Return

Among Baldor Electric Company, the S&P 500 Index, and the

Dow Jones US Electrical Components & Equipment Group Index

This performance graph assumes $100 invested at year-end 2003 in Baldor Electric Company, the S&P 500 Index, and the Dow Jones US Electrical Components & Equipment Group Index. The compound annual growth (decline) rate is (2.3%) for Baldor, (2.2%) for the S&P 500 Index, and (8.12%) for the Dow Jones US Electrical Components & Equipment Group Index.

Shareholders

At January 31, 2009, there were 1,948 shareholders of record.

Dividends Paid

The terms of our senior secured credit facility and the indenture for the senior unsecured notes limit our ability to increase dividends above a certain amount to the holders of our common stock. Quarterly dividend rates per share paid for fiscal years 2008, 2007, and 2006 are listed in the table below.

	2008	2007	2006
1st quarter	$0.17	$0.17	$0.16
2nd quarter	0.17	0.17	0.17
3rd quarter	0.17	0.17	0.17
4th quarter	0.17	0.17	0.17

Year	$0.68	$0.68	$0.67

Other Equity-related Items

The “Equity Compensation Plan Information” table is contained herein under Item 12.

On November 11, 2003, Baldor publicly announced the approval of a share repurchase program that authorized the repurchase of up to three million shares between January 1, 2004, and December 31, 2008. This share repurchase program expired on December 31, 2008. During the three months ended January 3, 2009, we repurchased shares of Baldor’s common stock as summarized in the table below.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
Month #10
Sep 28, 2008 – Nov 1, 2008	115	$24.12	—	1,451,623
Month #11
Nov 2, 2008 – Nov 29, 2008	—	—	—	1,451,623
Month #12
Nov 30, 2008 – Jan 3, 2009	331	15.36	—	—

Total	446	$17.62	—	—

(1)	Includes only shares received from trades for payment of the exercise price or tax liability on stock option exercises.
(2)	Future repurchases are limited under terms of the Company’s senior secured credit facility.

During the fourth quarter of 2008, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). The exercise price paid by the District Managers equaled the fair market value on the date of the grant. Baldor intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. We deem this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about Baldor.

Item 6.	Selected Financial Data

Information concerning net sales, net income, net earnings per common share, dividends per common share, long-term obligations, and total assets, for the years ended 1998 through 2008 is as presented in the table below:

Eleven-Year Summary of Financial Data

(In thousands, except per share data)

			Per Common Share Data
	Net Sales	Net Income	Diluted Net Earnings	Basic Net Earnings	Dividends	Total Assets	Long-Term Obligations
2008 (b)	$1,954,679	$99,423	$2.15	$2.15	$0.68	$2,834,159	$1,318,578
2007 (a)	1,824,899	94,102	2.08	2.11	0.68	2,821,626	1,355,905
2006	811,280	48,118	1.46	1.48	0.67	523,982	97,025
2005	721,569	43,021	1.28	1.30	0.62	507,205	70,025
2004	648,195	35,052	1.05	1.06	0.57	501,560	104,025
2003	561,391	24,779	0.74	0.75	0.53	476,955	79,465
2002	549,507	23,895	0.69	0.70	0.52	472,761	105,285
2001	557,459	22,385	0.65	0.66	0.52	457,527	98,673
2000	621,242	46,263	1.34	1.36	0.50	464,978	99,832
1999	585,551	43,723	1.19	1.21	0.45	423,941	56,305
1998	596,660	44,610	1.17	1.21	0.40	411,926	57,015

(a)	Includes Reliance assets acquired and liabilities assumed at January 31, 2007, and results of operations beginning February 1, 2007.
(b)	Includes Maska assets acquired and liabilities assumed at August 29, 2008, and results of operations beginning August 30, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Baldor is a leading manufacturer of industrial electric motors, drives, generators, and other mechanical power transmission products, currently supplying over 9,000 customers in more than 160 industries. Our products are sold to a diverse customer base consisting of original equipment manufacturers and distributors serving markets in the United States and throughout the world. We focus on providing customers with value through a combination of quality products and customer service, as well as short lead times and attractive total cost of ownership, which takes into account initial product cost, product life, maintenance costs and energy consumption.

On January 31, 2007, Baldor completed the acquisition of Reliance from Rockwell. Reliance was a leading manufacturer of industrial electric motors, and other mechanical power transmission products. The acquisition extended Baldor’s product offerings, provided a manufacturing base in China for the Asian markets, increased the Company’s manufacturing capabilities and flexibility, strengthened the management team, and provided strong opportunities for synergies and cost savings. Reliance’s results of operations were included in the consolidated financial statements beginning February 1, 2007.

On August 29, 2008, Baldor acquired Poulies Maska, Inc. (Maska) of Ste-Claire, Quebec, Canada. The purchase price was $43.0 million which was funded with cash and borrowings under the revolving credit facility. Maska is a designer, manufacturer and marketer of sheaves, bushings, couplings and related mechanical power transmission components. The acquisition gives Baldor a second plant in both Canada and China and expands the Company’s market share of sheaves and bushings in North America. The Company’s consolidated financial statements include the results of operations of Maska beginning August 30, 2008.

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

We are not dependent on any one industry or customer for our financial performance, and no single customer represented more than 10% of our net sales for the years ended January 3, 2009, December 29, 2007, and December 30, 2006. For the years ended January 3, 2009, December 29, 2007, and December 30, 2006, domestic net sales generated through distributors, representing primarily sales of replacement products, amounted to 50%, 51%, and 48%, respectively. Domestic sales to OEMs were approximately 50%, 49%, and 52%, respectively, for the same periods. OEMs primarily use our products in new installations. This expands our installed base and leads to replacement product sales through distributors in the future.

We manufacture substantially all of our products. Consequently, our costs include the cost of raw materials, including steel, copper and aluminum, and energy costs. Each of these costs has increased in the past few years due to growing global demand for these commodities, impacting our cost of sales. We seek to offset these increases through a continued focus on product design improvements, including redesigning our products to reduce material content and investing in capital equipment that assists in eliminating waste, hedging of certain raw material prices, and by modest price increases in our products. Our manufacturing facilities are also significant sources of fixed costs. Our margin is impacted to the extent we cannot promptly decrease these costs to match declines in net sales.

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

The current economic recession impacted our business levels in the second half of 2008. While order rates remained steady in the third quarter we began to see some slowing. That trend continued in the fourth quarter and order rates decreased sharply in December 2008 as distributors aggressively reduced inventories and OEM customers extended holiday shutdowns. We expect 2009 to be challenging and we have taken steps to prepare for reduced business levels in the coming year. We remain focused on managing production and inventory levels and are adjusting them proactively as incoming order rates change. Our manufacturing systems and proximity to our customers allow us to adjust inventories up or down quickly as incoming order rates change. In addition, during the fourth quarter of 2008, we implemented cost reduction initiatives across the Company, and we are accelerating integration projects related to our recent acquisitions. We expect to achieve approximately $80 million in cost savings in 2009 as a result of these initiatives. We have also implemented sales strategies targeted to obtain specifically identified new customers in 2009. Our broad product offering and manufacturing flexibility allows us to serve new customers quickly when business from our existing customers slows. We successfully executed a similar strategy during the last recessionary period and many of the customers we obtained then are still customers today.

Results of Operations

2008 Compared to 2007

Net sales for the year increased 7.1% to $1.95 billion, compared to $1.82 billion in 2007. Sales of industrial electric motor products grew 9.6% for the year as compared to 2007. Industrial electric motors comprised 65.7% of total sales for the year compared to 64.2% for 2007. Sales of mounted bearings, gearing, and other mechanical power transmission products, including four months sales of $11.7 million from our Maska acquisition, grew 11.1% over 2007 and accounted for 27.5% of total sales compared to 26.5% in 2007. Sales of other products, including generators, drives, and metal stampings, decreased 6.0% from prior year and comprised 6.8% of total sales for the year compared to 7.6% in 2007. Sales of Super-E® premium-efficient motors continue to grow at a faster pace than standard-efficiency motors, increasing more than 25% in 2008 and comprising approximately 10% of current motor product sales. Even in a challenging economic period, customers realize premium-efficient motors reduce their electricity costs. Additionally, our wide variety of Super-E motors already comply with the 2007 Energy Bill requirements which will become effective in December 2010. Our OEM customers will continue to convert to premium-efficient motors in 2009 in order to have equipment tested and compliant with the energy bill requirements by the effective date.

Gross profit margin decreased slightly to 29.6% in 2008 compared to 30.1% in 2007 and operating profit margin decreased to 12.7% in 2008 from 13.8% in 2007. Raw materials costs were substantially higher in 2008 than in 2007. While the increased costs were partially offset by product design improvements and price increases implemented during the year, margins were negatively impacted in 2008. Selling and administrative expenses increased slightly as a percentage of sales in 2008 primarily due to increased commission expense as we integrated the Reliance motor products into our sales network, and the inclusion of Maska expenses beginning August 30, 2008.

Interest expense decreased $5.7 million from 2007 even though there was a full year of interest expense in 2008 related to the debt incurred on January 31, 2007 to fund our acquisition of Reliance, compared to eleven months of interest in 2007. Interest rates on our variable rate debt decreased in 2008 and we reduced our outstanding debt balance by a net amount of $49.4 million during the year.

Pre-tax income of $152.3 million for 2008 increased 3.5% compared to 2007 pre-tax income of $147.2 million.

Our effective income tax rate was 34.7% in 2008 compared to 36.1% in 2007. The change was primarily related to increased earnings generated outside the United States and the domestic production activities deduction. We expect our effective tax rate to range from 35.0% to 36.0% in 2009.

Net income of $99.4 million for the year increased 5.7% from 2007 net income of $94.1 million. Diluted earnings per common share grew 3.4% to $2.15 compared to $2.08 in 2007. Average diluted shares outstanding was 46.3 million for 2008 compared to 45.2 million for 2007.

2007 Compared to 2006

Net sales for 2007 increased 124.9% to $1.82 billion, compared to $811.3 million in 2006. Sales for 2007 included $945.3 million related to the inclusion of Reliance results of operations beginning February 1, 2007. Sales of industrial electric motor products grew 78.3% during 2007 as compared to 2006 and comprised 64.2% of total product sales in 2007 compared to 77.7% in 2006. Mounted bearings, gearings, and other mechanical power transmission products accounted for approximately 26.5% of total sales for 2007, compared to 3.0% for 2006. Sales of other products, including drives and generators, decreased 11.7% as compared to 2006 and comprised 9.3% of total product sales in 2007 compared to 19.2% in 2006. Motors and other products declined as a percentage of total sales in 2007 due to increased sales of mechancial power transmission products, primarily resulting from the acquisition of Reliance.

Gross profit improved to 30.1% in 2007 compared to 26.4% in 2006 and operating profit impoved to 13.8% in 2007 from 10.0% in 2006. Our continued focus on product design improvements, along with a modest price increase on our products, helped to offset higher raw material prices. These initiatives, along with increased sales volume and efficiencies in overhead, contributed to improved margins for the year.

Interest expense increased $102.1 million over 2006 as a result of additional borrowings related to the acquisition of Reliance. Pre-tax income of $147.2 million for 2007 was up 94.4% compared to pre-tax income of $75.7 million.

Net income of $94.1 million for the year increased 95.6% from 2006 net income of $48.1 million. Diluted earnings per common share grew by 42.5% to $2.08 compared to $1.46 in 2006. The effective tax rate for 2007 was 36.1% compared to 36.5% in 2006. Average diluted shares outstanding was 45.2 million for 2007 compared to 33.0 million for 2006. The increase in outstanding shares was primarily attributable to shares issued in connection with the acquisition of Reliance.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Financial Position

During 2008, we continued to invest in research and development for new and existing products, make capital investments in our manufacturing facilities and information systems, expand into new markets, and invest in both our employees’ and customers’ education and training. We believe the investment in our employees through training and education is a key to continued success and improved shareholder value. Investments in property, plant and equipment, and information systems amounted to $42.9 million in 2008, $39.5 million in 2007, and $26.6 million in 2006. These investments were made primarily to improve quality and productivity. Our commitment to research and development continues to help us maintain a leadership position in the marketplace and satisfy customers’ needs. Investments in research and development amounted to $35.4 million in 2008, $34.3 million in 2007, and $25.0 million in 2006. We continue to make investments in new product development as well as in existing products for improved performance, increased energy efficiency, and manufacturability.

Liquidity and Capital Resources: Our primary sources of liquidity are cash flows from operations and funds available under our senior secured revolving credit facility. We expect that ongoing requirements for working capital, capital expenditures, dividends, and debt service will be adequately funded from these sources. At January 3, 2009, we had approximately $113.0 million of borrowing capacity under the senior secured revolving credit facility which matures in 2012. The current financial market conditions have not affected our lenders’ ability to fund borrowings from our revolving credit facility.

Cash flows from operations amounted to $99.1 million in 2008, $163.0 million in 2007 and $55.6 million in 2006. During 2008, we made two semi-annual interest payments on the senior unsecured notes compared to a single semi-annual payment in 2007, decreasing operating cash flows by $23.7 million. In addition, during the fourth quarter of 2008, we funded margin deposits on our commodity hedges as a result of sharply declining copper prices, decreasing operating cash flows by approximately $19.1 million. We will recover these deposits related to hedge positions held at January 3, 2009 as the positions settle during 2009. When comparing 2007 to 2006, operating cash flows increased due to the inclusion of Reliance results of operations beginning February 1, 2007, and normal fluctuations in operating assets and liabilities related to overall results of operations.

During 2008, we utilized cash flows from operations and accumulated cash to fund property, plant and equipment additions of $42.9 million, pay dividends of $31.4 million to our shareholders, and fund $89.0 million of debt repayments. In 2007, we utilized cash flows from operations to fund property, plant and equipment additions of $39.5 million, pay dividends of $31.2 million to our shareholders and fund $79.6 million of debt repayments made subsequent to the Reliance acquisition. In 2006, we utilized cash flows from operations, along with accumulated cash and proceeds from the sale of marketable securities to fund property, plant and equipment additions of $26.6 million, pay dividends to our shareholders of $21.9 million, and repurchase approximately 1.2 million shares of our common stock for $38.5 million. Of the shares purchased in 2006, approximately 1.0 million were repurchased from the estate of R. S. Boreham, Jr., former Chairman and Director of the Company.

Net cash used in investing activities was $59.4 million in 2008, $1,742.9 million in 2007 and $16.8 million in 2006. Investing activities in 2008 included $23.3 million proceeds from a real estate transaction and $41.3 million (net of cash acquired) used to acquire Maska. We used the proceeds from the real estate transaction to repay debt. Investing activities in 2007 included $1,779.8 million (net of cash acquired) used to acquire Reliance on January 31, 2007. The acquisition was funded with proceeds from the issuance of Baldor common stock and borrowings under our senior secured credit facility and senior unsecured notes. In addition, 2007 included proceeds from the divestiture of certain U.S. service centers amounting to $49.9 million.

Financing activities in 2008 included dividends paid to shareholders of $31.4 million and net debt reductions of $52.0 million. During 2008, we made principal payments totalling approximately $112.0 million on our term loan and notes payable and we had borrowings on our revolving credit facility of approximately $40.0 million and $19.1 million to fund the acquisition of Maska and margin deposits on our commodity hedges, respectively. Financing activities in 2007 included $1.65 billion of proceeds from new debt incurred (net of repayments) and equity issued in the acquisition of Reliance, and dividends paid to shareholders of $31.2 million. Net cash used in financing activities of $37.6 million in 2006 included common stock repurchases of $38.5 million and dividends paid to shareholders of $21.9 million. Total outstanding debt was $1.33 billion at January 3, 2009, compared to $1.38 billion at December 29, 2007.

We have senior secured debt ratings of Ba3 with a negative outlook by Moody’s Investors Services, Inc. (“Moody’s”) and BB+ with a negative outlook by Standard & Poor’s Rating Service (“S&P”). We have senior unsecured debt ratings of B3 by Moody’s and B by S&P. Both ratings agencies recently affirmed our ratings and downgraded their outlook from stable to negative, primarily due to current market conditions. We have no downward rating triggers that would accelerate the maturity of amounts drawn or increase the interest rates paid under our senior secured credit facility and our senior unsecured notes.

Our senior secured credit facility and senior unsecured notes contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets, and which require us to maintain compliance with certain quarterly financial ratios. The primary financial ratios in our credit agreement are total leverage (total debt/EBITDA, as defined) and senior secured leverage (senior secured debt/EBITDA, as defined). We have maintained compliance with all covenants throughout the entire term of our credit agreement and were in compliance at January 3, 2009. Our total leverage ratio and senior secured leverage ratios were 3.81x and 2.23x, respectively, at January 3, 2009. These were within our maximum covenant requirements of 4.25x and 2.75x, respectively. The total leverage ratio and senior secured leverage ratio requirements step down to 3.75x and 2.25x, respectively, at the end of 2009. Based on the current market outlook and our internal forecasts, we anticipate we will remain in compliance with our debt covenants throughout fiscal year 2009. If business conditions deteriorate further, it could negatively impact our covenant compliance. Accordingly, we are evaluating alternatives, including but not limited to amendments to the financial ratio covenants in our credit agreement, to help ensure we remain in compliance during the current economic downturn.

The table below summarizes Baldor’s contractual obligations as of January 3, 2009.

(In thousands)		Payments due by years
	Total	Less than 1	1 – 3	3 – 5	More than 5
Contractual Obligations:
Long-term debt obligations (a)	$1,789,508	$71,024	$141,780	$692,709	$883,995
Operating lease obligations	85,422	16,035	24,126	13,939	31,322
Other Commercial Commitments:
Letters of Credit	27,012	27,012	—	—	—

(a)	Includes interest on both fixed and variable rate obligations. Interest associated with variable rate obligations is based upon interest rates in effect at January 3, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

In addition to the above contractual obligations, we expect to make contributions of approximately $0.4 million to the defined benefit pension plan and $4.6 million to our postretirement health plan in 2009.

Off-balance sheet arrangements: We had no off-balance sheet arrangements during any of the periods presented.

Dividend Policy: Dividends paid to shareholders amounted to $0.68 per common share in 2008, $0.68 per common share in 2007, and $0.67 per common share in 2006. Our objective is for shareholders to receive dividends while also participating in Baldor’s growth. The terms of our credit agreement and indenture limit our ability to increase dividends in the future.

Market Risk: Market risks relating to our operations result primarily from changes in commodity prices, interest rates, concentrations of credit, and foreign exchange rates. To help maintain stable pricing for customers, we enter into various commodity hedging transactions. To manage interest rate risk on variable rate outstanding debt, we enter into various interest rate hedging transactions.

We are a purchaser of certain commodities, including copper and aluminum, and periodically utilize commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. We had derivative contracts designated as commodity cash flow hedges with a fair value liability of $31.0 million recorded in other accrued expenses at January 3, 2009. A hypothetical 10% change in the fair value of open positions would not have a material effect on our results of operations.

Our interest rate risk is primarily related to our senior secured credit facility which bears interest at variable rates. Additionally, our long-term obligations include senior unsecured notes totalling $550.0 million which bear interest at a fixed rate of 8.625%. We utilize various interest rate hedge instruments to manage future exposure to interest rate risk on a portion of the variable rate obligations. Critical terms (notional amount, interest reset dates, and underlying index) of the hedge instruments coincide with those of the credit facility. Consequently, the hedges are expected to offset changes in the expected cash flows due to fluctuations in the interest rate over the term of the hedge instrument. Details regarding the instruments as of January 3, 2009, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
Swap	$250.0 million	April 30, 2012	5.12%	LIBOR	$(21.8) million
Collar	$100.0 million	April 30, 2012	LIBOR	LIBOR; Floor 4.29%; Cap 6.50%	$(6.7) million

(1)	LIBOR is determined each reset date based on London and New York business days. Floating rates used in instruments are matched exactly to floating rate in credit agreement.
(2)	Fair value is an estimated amount that the Company would have received (paid) at January 3, 2009, to terminate the agreement.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high-quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables is limited due to our large number of customers and their dispersion across geographic areas and industries. We perform periodic credit evaluations of customers’ financial conditions and generally do not require collateral. No single customer represents more than 10% of net accounts receivable or sales for any period presented in this report. While we have not experienced an increase in customer bad debts, current market conditions increase the possibility that we could experience losses in the future. We are monitoring current balances closely and evaluating credit carefully.

Foreign affiliates comprise approximately 11% of our consolidated net sales and generally conduct business in their respective local currencies. As a result, our exposure to foreign currency risk is not significant. We continue to monitor the effects of foreign currency exchange rates and will utilize foreign currency hedges where appropriate.

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

Allowance for Doubtful Accounts: We record allowances for doubtful accounts based on customer-specific analysis, current assessments of past due balances and economic conditions, and historical experience. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than anticipated, or for customer-specific circumstances, such as financial difficulty. Historical write-offs have been similar to our historical allowance for doubtful accounts.

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

Self-Insurance Liabilities: Baldor’s self-insurance programs primarily include general and product liability, workers’ compensation, and health. We self-insure from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using claims experience and risk exposure levels for the periods being valued and current conditions. Adjustments to the self-insurance liabilities may be required to reflect emerging claims experience and other factors. Historical claims experience has been similar to historical estimated liabilities.

Business Combinations: We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development and backlog are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

There are multiple methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use relief from royalty, income and market approach methodologies. These methodoligies start with a forecast of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Impairment of Goodwill and Indefinite-Lived Intangibles: At January 3, 2009, goodwill and indefinite-lived intangibles amounted to $1.0 billion and $354.8 million, respectively. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).

Fair value of a reporting unit is determined using a combination of the Income Approach, which utilizes a discounted cash flow model, and the Market Approach, which utilizes a guideline public company methodology. Judgments and assumptions related to revenue, gross profit, operating expenses, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. In applying the guideline public company method, we utilize valuation multiples derived from stock prices and enterprise values of publicly traded companies comparable to Baldor.

In 2008 and 2007, the first step of the annual impairment tests resulted in no indication of impairment. Subsequent to our annual testing at October 1, 2008, our market capitalization decreased significantly as a result of market-driven declines in our stock trading price. While our stock has not traded at a price below book value for a sustained period of time through our year-end, we performed an interim test of goodwill values at January 3, 2009 due to the decline in market capitalization and overall market conditions. In updating the annual testing analysis from October 1, 2008, we reviewed expectations of cash flows and other critical assumptions utilized in the analysis. Based on results of the step one interim test, management concluded that goodwill was not impaired at January 3, 2009.

In conjunction with our interim testing, we performed a sensitivity analysis, at the reporting unit level, on the discounted cash flows utilized in the analysis. This sensitivity analysis indicated that a higher discount rate or more conservative revenue growth assumptions still resulted in estimated fair value exceeding carrying value. Furthermore, a hypothetical decrease of 10% in the estimated fair value of each of our reporting units would still result in the fair value of each reporting unit exceeding the carrying value. Future changes in judgments and/or assumptions could result in a fair value that differs from these estimates which could ultimately result in the recognition of impairment charges in the financial statements.

In conjunction with our annual and interim testing of goodwill, we evaluated the reasonableness of the estimated fair value of our reporting units by reconciling to our market capitalization at each date. This reconciliation allowed us to consider market expectations in corroborating the reasonableness of the fair value of our reporting units.

Our market capitalization has declined further since January 3, 2009 as a result of additional market-driven declines in our stock trading price. This decline is consistent with overall market conditions and is not a result of changes in our expectations of future cash flows. We will continue to monitor our market capitalization and expectations of future cash flows and will perform additional interim impairment testing if deemed necessary.

For our other intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized by an amount equal to that excess.

A relief from royalty methodology is utilized to estimate the fair value of indefinite-lived intangible assets. If the carrying value of an indefinite-lived intangible asset exceeds the estimate fair value of that asset, an impairment loss is recognized by the amount of the excess.

Our fiscal 2008 other intangible asset impairment analysis did not result in an impairment charge. However, a 5% decline in the estimated fair value of one of our indefinite-lived intangible assets would result in the estimated fair value falling below the carrying value by approximately $5.5 million.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share Based Payment (“SAB 107”) relating to FAS No. 123(R), and in December 2007, the SEC issued Staff Accounting Bulletin No. 110, Share Based Payment (“SAB 110”). SAB 110 allows companies to continue to use the simplified method, as defined in SAB 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. We have analyzed the circumstances in which the simplified method is allowed and are utilizing the simplified method for stock options granted.

Fair Value Measurements: On December 30, 2007 we adopted FAS No. 157, “Fair Value Measurements” (FAS No. 157), for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity and interest rate derivatives. See Note D of Notes to Consolidated Financial Statements for disclosures regarding FAS No. 157.

In measuring the fair value of our commodity derivative instruments designated as cash flow hedges, we obtain quoted market prices from a third party broker at each measurement date for a majority of the instruments. These quoted market prices are for identical assets/liabilities traded in an active market. For the remaining portion of the instruments, we obtain valuations from a third party broker that are based on inputs readily observable.

In measuring the fair value of our interest rate derivatives designated as cash flow hedges, we obtain valuations from a third party broker at each measurement date. These valuations are derived from inputs readily observable (eg., interest rates, yield curves and volatilities) and can be matched to the terms of our derivatives. The use of different assumptions in deriving these fair values could have a material impact on the estimated fair values recorded in our financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company adopted FAS 157 on December 30, 2007. The adoption of FAS 157 has not had a material impact on the financial results or financial position. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferred effective date for such nonfinancial assets and liabilities is for fiscal years beginning after November 15, 2008. We will adopt the provisions of the FSP at the beginning of 2009.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value, and expands the use of fair value measurement in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not adopt the elective provisions of FAS 159.

In December 2007, the FASB issued FAS 141 (Revised 2007), “Business Combinations” (FAS 141R), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, FAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt FAS 141R upon its effective date for any future business combinations.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”. FAS 161 expands disclosure requirements about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP determined that unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities; and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of FSP EITF 03-6-1 to have a significant effect on our consolidated financial statements.

In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), which requires entities that offset the fair value amounts recognized for derivative assets and liabilities to also offset cash collateral (i.e. margin deposits) with the same counterparty under a master netting agreement. FIN 39-1 was effective for fiscal years beginning after November 15, 2007 and is applied by retrospective application unless it is impracticable to do so. We adopted the provisions at the beginning of 2008. There was no impact on the December 29, 2007 balance sheet.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk is found under the sub-caption Market Risk contained in Part II - Item 7, and is incorporated herein by reference.

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

The Audit Committee of the Board of Directors is composed solely of independent outside directors and is responsible for recommending to the Board the independent registered public accounting firm to be retained for the coming year. The Audit Committee meets regularly with the independent registered public accounting firm, with Audit Services, as well as with Baldor management, to review accounting, auditing, internal accounting controls, and financial reporting matters. The independent registered public accounting firm, Ernst & Young LLP, and Audit Services have direct access to the Audit Committee without the presence of management to discuss the results of their audits.

/s/ John A. McFarland
JOHN A. MCFARLAND
Chairman and Chief Executive Officer

/s/ George E. Moschner
GEORGE E. MOSCHNER
Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

      of Baldor Electric Company

We have audited the accompanying consolidated balance sheets of Baldor Electric Company as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldor Electric Company at January 3, 2009 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.

As described in Note F to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldor Electric Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
March 3, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Baldor Electric Company

Consolidated Balance Sheets

(In thousands, except share amounts)				Jan 3, 2009	Dec 29, 2007
ASSETS
Current Assets
Cash and cash equivalents				$13,098	$37,757
Accounts receivable, less allowance for doubtful accounts of $4,247 at January 3, 2009 and $4,126 at December 29, 2007				275,789	281,729
Inventories:
Finished products				190,077	155,769
Work in process				56,716	51,642
Raw materials				164,574	146,582

				411,367	353,993
LIFO valuation adjustment				(66,447)	(44,072)

				344,920	309,921
Prepaid expenses				4,619	5,742
Other current assets				78,727	59,847

Total Current Assets				717,153	694,996
Property, Plant and Equipment
Land and improvements				17,070	17,290
Buildings and improvements				139,277	122,570
Machinery and equipment				603,913	568,421
Allowances for depreciation and amortization				(359,914)	(311,733)

Net Property, Plant and Equipment				400,346	396,548
Other Assets
Goodwill				1,033,575	1,023,639
Intangible assets, net of amortization				653,271	667,403
Other				29,814	39,040

Total Assets				$2,834,159	$2,821,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable				$98,046	$77,831
Employee compensation				11,165	15,205
Accrued profit sharing				16,554	17,311
Accrued warranty costs				9,477	9,216
Accrued insurance obligations				10,667	11,285
Accrued interest expense				22,830	27,729
Other accrued expenses				110,006	61,595
Dividends payable				7,863	7,809
Income taxes payable				—	6,089
Note payable				735	12,321
Current maturities of long-term obligations				7,609	8,120

Total Current Liabilities				294,952	254,511

Long-term obligations				1,318,578	1,355,905
Other liabilities				72,731	70,353
Deferred income taxes				308,371	330,088
Commitments and contingencies

		Jan 3, 2009	Dec 29, 2007
Shareholders’ Equity
Preferred stock, $0.10 par value

Authorized shares:	5,000,000
Issued and outstanding shares:	None
Common stock, $0.10 par value
Authorized shares:	150,000,000
Issued shares:		55,388,068	55,137,057	5,538	5,513
Outstanding shares:		46,253,575	45,941,417
Additional paid-in capital				546,313	532,603
Retained earnings				534,330	466,299
Accumulated other comprehensive income (loss)				(53,721)	(27)
Treasury stock, at cost:		9,134,493	9,195,640	(192,933)	(193,619)

Total Shareholders’ Equity				839,527	810,769

Total Liabilities and Shareholders’ Equity				$2,834,159	$2,821,626

See notes to consolidated financial statements.

Baldor Electric Company

Consolidated Statements of Income

	Year Ended
(In thousands, except per share amounts)	Jan 3, 2009	Dec 29, 2007	Dec 30, 2006
Net sales	$1,954,679	$1,824,899	$811,280
Cost of goods sold	1,376,381	1,274,753	597,227

Gross profit	578,298	550,146	214,053
Selling and administrative expenses	329,701	297,418	132,994

Operating profit	248,597	252,728	81,059
Other income, net	6,113	2,611	730
Interest expense	(102,441)	(108,176)	(6,069)

Income before income taxes	152,269	147,163	75,720
Provision for income taxes	52,846	53,061	27,602

Net income	$99,423	$94,102	$48,118

Net earnings per common share – basic	$2.15	$2.11	$1.48
Net earnings per common share – diluted	$2.15	$2.08	$1.46

Weighted-average shares outstanding – basic	46,158	44,674	32,529
Weighted-average shares outstanding – diluted	46,339	45,242	32,954

Dividends declared per common share	$0.68	$0.68	$0.67

See notes to consolidated financial statements

Baldor Electric Company

Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	Jan 3, 2009	Dec 29, 2007	Dec 30, 2006
Operating activities:
Net income	$99,423	$94,102	$48,118
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of marketable securities	—	(32)	(3)
Losses on impairment of marketable securities	—	—	597
Losses (gains) on sales of assets	2,387	(470)	78
Depreciation	58,001	52,660	17,415
Amortization	23,532	19,119	2,329
Allowance for doubtful accounts receivable	59	1,810	(1,380)
Deferred income tax	(26,280)	(2,513)	1,330
Share-based compensation expense	7,127	5,976	2,563
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	11,537	(31,348)	(10,595)
Inventories	(18,042)	5,038	(3,485)
Other current assets	9,132	(25,829)	(2,568)
Accounts payable	8,317	(19,491)	2,224
Accrued expenses and other liabilities	(37,271)	35,316	(1,514)
Income taxes (recoverable) payable	(15,028)	10,139	(3,486)
Other assets, net	(23,772)	18,541	4,015

Net cash provided by operating activities	99,122	163,018	55,638

Investing activities:
Purchases of property, plant and equipment	(42,877)	(39,490)	(26,649)
Proceeds from sale of property, plant and equipment	69	3,493	45
Marketable securities purchased	—	—	(470)
Proceeds from sale of marketable securities	—	23,034	10,286
Acquisitions net of cash acquired	(41,285)	(1,779,837)	—
Divestitures	—	49,886	—
Proceeds from sale of equity investment	1,373	—	—
Net proceeds from real estate transaction	23,310	—	—

Net cash used in investing activities	(59,410)	(1,742,914)	(16,788)

Financing activities:
Proceeds from long-term obligations	137,535	1,550,000	30,000
Principal payments of long-term obligations	(177,960)	(283,000)	(28,000)
Proceeds from note payable	—	12,321	—
Debt issuance costs	—	(30,519)	—
Principal payments on note payable	(11,586)	—	—
Proceeds from common stock issued	—	379,857	—
Dividends paid	(31,392)	(31,184)	(21,891)
Common stock repurchased	—	—	(38,464)
Stock option exercises	11,133	11,397	13,995
Excess tax benefits on share-based payments	399	668	2,149
Net increase (decrease) in bank overdrafts	7,500	(4,624)	4,624

Net cash (used in) provided by financing activities	(64,371)	1,604,916	(37,587)

Net (decrease) increase in cash and cash equivalents	(24,659)	25,020	1,263
Beginning cash and cash equivalents	37,757	12,737	11,474

Ending cash and cash equivalents	$13,098	$37,757	$12,737

Noncash items:

•	Additional paid-in capital resulting from shares traded for option exercises amounted to $1,411 in 2008, $3,040 in 2007, and $2,763 in 2006.

•	Common stock valued at $50,932 was issued January 31, 2007, in conjunction with the acquisition of Reliance Electric (see NOTE B).

•	Treasury shares issued in March 2008 in the amount of $3,284 to fund 2007 accrued profit sharing contribution.

See notes to consolidated financial statements.

Baldor Electric Company

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
(In thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	(at cost)	Total
BALANCE AT DECEMBER 31, 2005	40,807	$4,081	$68,562	$377,154	$(2,390)	$(147,952)	$299,455

Comprehensive income
Net income	—	—	—	48,118	—	—	48,118
Other comprehensive income (loss)
Securities valuation adjustment, net of tax benefits of $317	—	—	—	—	539	—	539
Translation adjustments	—	—	—	—	2,789	—	2,789
Derivative unrealized loss adjustment, net of tax benefits of $1,192	—	—	—	—	(1,865)	—	(1,865)

Total other comprehensive income							1,463

Total comprehensive income							49,581
Stock option plans (net of 115 shares exchanged and $2,804 tax benefit)	668	66	19,505	—	—	(3,423)	16,148
Cash dividends at $0.67 per share	—	—	—	(21,891)	—	—	(21,891)
Common stock repurchased (1,248 shares)	—	—	—	—	—	(38,464)	(38,464)

BALANCE AT DECEMBER 30, 2006	41,475	$4,147	$88,067	$403,381	$(927)	$(189,839)	$304,829

Comprehensive income
Net income	—	—	—	94,102	—	—	94,102
Other comprehensive income (loss)
Postretirement plan actuarial loss, net of tax benefit of $859	—	—	—	—	(1,471)	—	(1,471)
Translation adjustments	—	—	—	—	8,311	—	8,311
Derivative unrealized loss adjustment, net of tax benefits of $3,798	—	—	—	—	(5,940)	—	(5,940)

Total other comprehensive loss							900

Total comprehensive income							95,002
Stock option plans (net of 99 shares exchanged and $1,610 tax benefit)	358	36	15,077	—	—	(3,780)	11,333
Cash dividends at $0.68 per share	—	—	—	(31,184)	—	—	(31,184)
Acquisition	13,304	1,330	429,459	—	—	—	430,789

BALANCE AT DECEMBER 29, 2007	55,137	$5,513	$532,603	$466,299	$(27)	$(193,619)	$810,769

Comprehensive income
Net income	—	—	—	99,423	—	—	99,423
Other comprehensive income
Postretirement plan actuarial loss, net of tax benefit of $2,720	—	—	—	—	(4,333)	—	(4,333)
Translation adjustments	—	—	—	—	(20,481)	—	(20,481)
Derivative unrealized loss adjustment, net of tax benefits of $18,886	—	—	—	—	(28,880)	—	(28,880)

Total other comprehensive income							(53,694)

Total comprehensive income							45,729
Stock option plans (net of 57 shares exchanged and $961 tax benefit)	251	25	12,918	—	—	(1,806)	11,137
Cash dividends at $0.68 per share	—	—	—	(31,392)	—	—	(31,392)
Treasury stock issued	—	—	792	—	—	2,492	3,284

BALANCE AT JANUARY 3, 2009	55,388	$5,538	$546,313	$534,330	$(53,721)	$(192,933)	$839,527

See notes to consolidated financial statements.

Baldor Electric Company

Notes to Consolidated Financial Statements

January 3, 2009

NOTE A – Significant Accounting Policies

Line of Business: The Company operates in one segment that markets, designs and manufactures industrial electric motors, drives, generators, and other mechanical power transmission products, within the mechanical power transmission equipment industry.

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

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2008, ending on January 3, 2009, contained 53 weeks and fiscal years 2007 and 2006 contained 52 weeks.

Reclassifications: Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. For the year ended December 29 2007, approximately $5.5 million was reclassified from cost of goods sold to selling and administrative expense.

Cash Equivalents: Cash equivalents consist of highly liquid investments having original maturities of three months or less.

Accounts Receivable: Trade receivables are recorded in the balance sheets at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. The Company generally does not require that its customers provide collateral. No single customer represented greater than 10% of net accounts receivable at January 3, 2009, and December 29, 2007. Changes in the allowance for doubtful accounts are as follows:

(In thousands)	January 3, 2009	December 29, 2007	December 30, 2006
Balance at beginning of year	$4,126	$1,744	$3,124
Amounts assumed in acquisition	62	2,715	—
Charges (reductions) to costs and expenses	1,264	888	(718)
Deductions	(1,205)	(1,221)	(662)

Balance at end of year	$4,247	$4,126	$1,744

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets ranging from 10 to 39 years for buildings and improvements and 3 to 15 years for machinery and equipment. Capitalized software costs amounting to $25.5 million and $24.4 million, net of accumulated amortization, at January 3, 2009, and December 29, 2007, respectively, are included in machinery and equipment and are amortized over their estimated useful life of 15 years. Costs associated with repairs and maintenance are expensed as incurred.

Fair Value of Financial Instruments: The Company’s methods and assumptions used to estimate the fair value of financial instruments include quoted market prices for fixed rate long-term debt. At January 3, 2009, fixed-rate long-term debt having a carrying value of $550.0 million had an estimated fair value of $429.0 million. The carrying amount of variable rate debt approximated fair value at January 3, 2009 and December 29, 2007. The carrying amounts of cash and cash equivalents, receivables, and trade payables approximated fair value at January 3, 2009, and December 29, 2007, due to the short-term maturities of these instruments.

Self-Insurance Liabilities: The Company’s self-insurance programs primarily cover exposure to general and product liability, workers’ compensation and health insurance. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claims experience and risk exposure levels. Future adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors.

Business Combinations: The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development and backlog are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, the Company typically obtains assistance from third party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

There are multiple methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, the Company typically uses relief from royalty, income and market approach methodologies. These methodologies start with a forecast of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Impairment of Goodwill and Indefinite-Lived Intangibles: At January 3, 2009, goodwill and indefinite-lived intangibles amounted to $1.0 billion and $354.8 million, respectively. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. However, the Company could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).

Fair value of a reporting unit is determined using a combination of the Income Approach, which utilizes a discounted cash flow model, and the Market Approach, which utilizes a guideline public company methodology. Judgments and assumptions related to revenue, gross profit, operating expenses, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. In applying the guideline public company method, the Company utilized valuation multiples derived from stock prices and enterprise values of publicly traded companies comparable to Baldor.

In 2008 and 2007, the first step of the annual impairment tests resulted in no indication of impairment. Subsequent to the annual testing at October 1, 2008, the Company’s market capitalization decreased significantly as a result of market-driven declines in the stock trading price. While the stock has not traded at a price below book value for a sustained period of time through year-end, the Company performed an interim test of goodwill values at January 3, 2009 due to the decline in market capitalization and overall market conditions. In updating the annual testing analysis from October 1, 2008, the Company reviewed expectations of cash flows and other critical assumptions utilized in the analysis. Based on results of the step one interim test, management concluded that goodwill was not impaired at January 3, 2009.

In conjunction with the interim testing, the Company performed a sensitivity analysis, at the reporting unit level, on the discounted cash flows utilized in the analysis. This sensitivity analysis indicated that a higher discount rate or more conservative revenue growth assumptions still resulted in estimated fair value exceeding carrying value. Furthermore, a hypothetical decrease of 10% in the estimated fair value of each of the reporting units would still result in the fair value of each reporting unit exceeding the carrying value. Future changes in judgments and/or assumptions could result in a fair value that differs from these estimates which could ultimately result in the recognition of impairment charges in the financial statements.

In conjunction with our annual and interim testing of goodwill, the Company evaluated the reasonableness of the estimated fair value of its reporting units by reconciling to the Company’s market capitalization at each date. This reconciliation allowed the Company to consider market expectations in corroborating the reasonableness of the fair value of its reporting units.

The Company’s market capitalization has declined further since January 3, 2009 as a result of additional market-driven declines in our stock trading price. This decline is consistent with overall market conditions and is not a result of changes in management’s expectations of future cash flows. Management will continue to monitor the Company’s market capitalization and expectations of future cash flows and will perform additional interim impairment testing if deemed necessary.

For the other intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized by an amount equal to that excess.

A relief from royalty methodology is utilized to estimate the fair value of indefinite-lived intangible assets. If the carrying value of an indefinite-lived intangible asset exceeds the estimate fair value of that asset, an impairment loss is recognized by the amount of the excess.

The Company’s fiscal 2008 other intangible asset impairment analysis did not result in an impairment charge. However, a 5% decline in the estimated fair value of one of the Company’s indefinite-lived intangible assets would result in the estimated fair value falling below the carrying value by approximately $5.5 million.

Long-Lived Assets: The Company periodically evaluates the carrying value of long-lived assets held and used, including intangible assets, when events or circumstances warrant such a review. The Company recognizes impairment losses equal to the excess of the carrying value over the estimated fair value of long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows expected to be generated by the asset are not sufficient to recover the carrying amount of the asset. Fair value is generally derived using a discounted cash flow model.

Financial Derivatives: The Company uses derivative financial instruments to reduce its exposure to the risk of increasing commodity prices. Contract terms of the hedging instrument closely mirror those of the hedged forecasted transaction providing for the hedge relationship to be highly effective both at inception and continuously throughout the term of the hedging relationship. Additionally, the Company utilizes derivative financial instruments to limit exposure to increasing interest rates on variable rate borrowings. The Company does not engage in speculative transactions, nor does the Company hold or issue financial instruments for trading purposes.

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

Derivative assets and liabilities executed with the same counterparty under a master netting agreement are collateral accounts (i.e. margin deposits) that are netted with the corresponding assets and liabilities.

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

Research and Engineering: Costs associated with research, new product development, and product and cost improvements are expensed as incurred and amounted to approximately $35.4 million in 2008, $34.3 million in 2007, and $25.0 million in 2006.

Shipping and Handling Costs: The Company classifies all amounts billed to customers for shipping and handling as revenue and classifies gross shipping and handling costs paid as selling expense. Costs included in selling and administrative expenses related to shipping and handling amounted to approximately $56.0 million in 2008, $48.6 million in 2007, and $29.0 million in 2006.

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

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. Changes in the carrying amount of product warranty reserves are as follows:

(In thousands)	January 3, 2009	December 29, 2007
Balance at beginning of year	$9,216	$5,566
Charges to costs and expenses	12,536	11,618
Amounts assumed in acquisition	—	3,480
Payments	(12,275)	(11,448)

Balance at end of year	$9,477	$9,216

Amounts included in selling and administrative costs related to product warranty expense amounted to $12.5 million in 2008, $11.6 million in 2007, and $5.4 million in 2006.

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

Share-Based Compensation: The Company has share-based compensation plans, which are described more fully herein under NOTE L– Stock Plans. Compensation expense is recognized using the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) No. 123R, “Share-Based Payments”.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share Based Payment (“SAB 107”) relating to FAS No. 123(R), and in December 2007, the SEC issued Staff Accounting Bulletin No. 110, Share Based Payment (“SAB 110”). SAB 110 allows companies to continue to use the simplified method, as defined in SAB 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and is utilizing the simplified method for stock options granted.

NOTE B – Acquisitions

On January 31, 2007, Baldor completed the acquisition of all of the equity of Reliance Electric (“Reliance”) from Rockwell Automation, Inc. and certain of its affiliates (“Rockwell”). Reliance was a leading manufacturer of industrial electric motors and other mechanical power transmission products. The acquisition extended Baldor’s product offerings, provided a manufacturing base in China for the Asian markets, increased the Company’s manufacturing capabilities and flexibility, strengthened the management team, and provided strong opportunities for synergies and cost savings. The purchase price was $1.83 billion, consisting of $1.78 billion in cash and 1.58 million shares of Baldor common stock valued at $50.93 million, based on the average closing price per share of Baldor’s common stock on the New York Stock Exchange for the three days preceding and the three days subsequent to November 6, 2006, the date of the definitive purchase agreement. The cash portion of the purchase price was funded with proceeds from the issuance of 10,294,118 shares of Baldor common stock at a price of $34.00 per common share, proceeds from the issuance of $550.0 million of 8.625% senior notes due 2017, and borrowings of $1.00 billion under a new $1.20 billion senior secured credit facility. In conjunction with an over-allotment option in the common stock offering, 1,430,882 additional common shares were issued at a price of $34.00 per share. Proceeds from the over-allotment offering of approximately $46.5 million were utilized to reduce borrowings under the senior secured credit facility. Reliance’s results of operations are included in the consolidated financial statements beginning February 1, 2007.

In process research and development amounting to $1.0 million and backlog amounting to $0.7 million were expensed as of the acquisition date and included in cost of goods sold in 2007.

The table below presents summarized unaudited pro forma results of operations as if the acquisition had been effective at the beginning of the fiscal years ended December 29, 2007, and December 30, 2006.

(in millions, except for per share data)	2007	2006
Net sales	$1,919.0	$1,861.9
Income before income taxes	151.3	112.6
Net income	96.7	70.9

Net earnings per common share – diluted	$2.09	$1.53

On August 29, 2008, Baldor acquired Poulies Maska, Inc. (Maska) of Ste-Claire, Quebec, Canada. The purchase price was $43.0 million which was funded with cash and borrowings under the revolving credit facility. Maska is a designer, manufacturer and marketer of sheaves, bushings, couplings and related mechanical power transmission components. The acquisition gives Baldor a second plant in both Canada and China and expands the Company’s market share of sheaves and bushings in North America. Maska’s results of operations are not material to the Company’s consolidated financial statements and accordingly, pro forma information has not been presented. The Company’s consolidated financial statements include the results of operations of Maska beginning August 30, 2008.

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

(In thousands)
Current assets	$25,532
Property, plant and equipment	23,002
Intangible assets subject to amortization – Trade names (useful life of 10 years)	2,946
Goodwill	2,087

Total assets acquired	53,567

Current liabilities	5,430
Long-term obligations	2,311
Deferred income taxes	2,805

Total liabilities assumed	10,546

Net assets acquired	$43,021

NOTE C – Marketable Securities

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

NOTE D – Financial Derivatives

The Company had derivative contracts designated as commodity cash flow hedges with a fair value liability of $11.9 million and $0.4 million recorded in other accrued expenses at January 3, 2009, and December 29, 2007, respectively. The fair value liability as of January 3, 2009, is net of $19.1 million of margin deposits. There were no margin deposits required at December 29, 2007.

Losses recognized on commodity cash flow hedges increased cost of sales by $0.7 million in 2008 and gains recognized reduced cost of sales by $1.3 million in 2007, respectively. Ineffective portions of the Company’s commodity cash flow hedges were not material during 2008 or 2007. The Company expects after-tax losses totaling $18.8 million at January 3, 2009, recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges, will be recognized in cost of sales within the next twelve months. The Company generally does not hedge forecasted transactions beyond 18 months.

During 2007, the Company entered into an interest rate swap and a collar that are designated as cash flow hedges related to variable rate long-term obligations. The notional amount is $350.0 million and matures on April 30, 2012. These instruments had a fair value liability of $28.5 million and $11.5 million recorded in other accrued expenses at January 3, 2009 and December 29, 2007, respectively. Unrealized after-tax losses of $17.2 million are recorded in accumulated other comprehensive loss at January 3, 2009.

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

Assets (liabilities) measured at fair value on a recurring basis are summarized below:

(In millions)	Fair Value Measurements as of January 3, 2009
	Level 1	Level 2	Level 3	Margin Deposits	Total
Interest rate swap	$—	$(21.8)	$—	$—	$(21.8)
Interest rate collar	—	(6.7)	—	—	(6.7)
Copper swaps	(17.7)	(9.2)	—	19.1	(7.8)
Copper collars	—	(4.1)	—	—	(4.1)

Total	$(17.7)	$(41.8)	$—	$19.1	$(40.4)

Unrealized gains or losses are recorded in accumulated other comprehensive income (loss) at each measurement date.

NOTE E – Goodwill and Other Intangible Assets

The amount of goodwill at January 3, 2009, and December 29, 2007, is as follows:

(In thousands)
Balance at December 29, 2007	$1,023,639
Purchase accounting adjustment related final valuations on Reliance acquisition	8,137
Acquisition of Maska	1,799

Balance at January 3, 2009	$1,033,575

The amount of other intangible assets by type at January 3, 2009, and December 29, 2007, are as follows:

(In thousands)	January 3, 2009	December 29, 2007
Gross carrying value:
Trademarks – indefinite lived	$354,800	$354,800
Trademarks – definite lived	2,946	—
Customer relationships	292,000	292,000
Technology	32,000	32,000
Less accumulated amortization:
Customer relationships	(24,337)	(8,922)
Technology	(4,138)	(2,475)

Total intangible assets	$653,271	$667,403

Amortization expense on customer relationships of $15.4 million and $8.9 million was recognized during 2008 and 2007, respectively. Amortization expense on technology of $1.6 million and $2.5 million was recognized during 2008 and 2007, respectively.

(In millions)	2009	2010	2011	2012	2013
Estimated amortization expense of intangible assets	$16.4	$16.5	$16.8	$16.2	$14.5

Intangibles are amortized over their estimated period of benefit of five to 30 years, beginning with the date the benefits from intangible items are realized.

NOTE F – Income Taxes

The Company paid income taxes of $94.1 million, $44.6 million, and $25.9 million during 2008, 2007, and 2006, respectively.

The Company has income taxes recoverable of $8.9 million included on the “Other current assets” line of the Consolidated Balance Sheet as of January 3, 2009.

The components of the provision for income taxes were:

(In thousands)		2008	2007	2006
Current:	Federal	$59,047	$41,918	$23,714
	State	12,152	8,608	1,646
	Foreign	7,927	5,048	912

		79,126	55,574	26,272

Deferred:	Federal	(25,793)	(2,316)	602
	State	(2,106)	(197)	728
	Foreign	1,619	—	—

		(26,280)	(2,513)	1,330

		$52,846	$53,061	$27,602

The following table reconciles the difference between the Company’s effective income tax rate and the federal statutory rate:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.5%	3.7%	3.7%
Domestic production activities deduction	(2.0)%	(1.6)%	(0.7)%
Foreign tax rate differential	(1.8)%	(1.9)%	0.4%
Other items, net	(1.3)%	0.9%	(1.9)%
Change in valuation allowance	0.3%	0.0%	0.0%

Effective income tax rate	34.7%	36.1%	36.5%

The Company has accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $36.8 million at January 3, 2009, that are expected to be indefinitely reinvested in the business. It is not practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The principle components of deferred tax assets (liabilities) are as follows:

(In thousands)	January 3, 2009	December 29, 2007
Accrued liabilities	$8,073	$13,434
Bad debt reserves	917	927
Derivative instruments, unrealized loss	23,511	4,624
Employee compensation and benefits	608	266
Foreign net operating loss carry forwards	1,395	1,526
Inventory reserves	3,533	3,304
Post retirement benefits	22,147	21,269
Product warranty	3,781	3,575
Self-insurance reserves	4,477	4,782
Share-based compensation	3,842	2,307
State income taxes	17,840	18,049
Other items	5,830	744

Deferred tax assets	95,954	74,807

Property, plant, and equipment	(65,082)	(79,204)
Intangible assets	(286,807)	(292,525)
Other items	(15,075)	(12,819)

Deferred tax liabilities	(366,964)	(384,548)

Valuation allowance	(406)	—

Net deferred tax liabilities	$(271,416)	$(309,741)

The amount of deferred income taxes is included on the following lines in the Consolidated Balance Sheet:

(In thousands)	Jan 3, 2009	Dec 29, 2007
Other current assets	$36,955	$20,347
Deferred income taxes	(308,371)	(330,088)

Net deferred tax liabilities	$(271,416)	$(309,741)

Management periodically reviews the components of our deferred tax assets to ascertain that, based upon the information available at the time of the preparation of financial statements, it is more likely-than-not, that the Company expects to utilize these future deductions. In the event that management determines that it is more likely-than-not these future deductions will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized. In 2008, a valuation allowance of $406,000 was established for certain non-U.S. subsidiaries net operating loss carry forwards that do not yet meet the more likely than not standard. The Company has non-U.S. subsidiary net operating losses of $4.8 which have an indefinite carry forward period.

Effective January 1, 2007, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions a company has taken or expects to take on an income tax return. As a result of the adoption of FIN 48, the Company determined no additional reserves for uncertain tax positions were required. The Company considered the provisions of FIN 48 in the purchase price allocation for Reliance and recorded a gross liability of $802,000: $481,000 in taxes and $321,000 in interest and penalties. The uncertain tax positions relate to state income tax filing positions taken prior to the acquisition of Reliance. The Company recognizes interest and penalties related to uncertain tax positions as interest costs and selling and administrative costs, respectively. Total interest and penalties recognized in expense amounted to $183,000 in 2007.

The following table summarizes the activity related to the unrecognized tax benefits:

(In thousands)	Jan 3, 2009	Dec 29, 2007
Unrecognized benefit at beginning of year	$824	$454
Additions as a result of the acquisition	—	481
Additions for tax positions related to current year	—	—
Additions for tax positions related to prior years	32	321
Reductions for tax positions related to prior years	—	—
Reductions for settlements	(32)	(432)
Reductions for expiration of statute of limitations	—	—

Unrecognized benefit at end of year	$824	$824

The amount of unrecognized tax benefits at January 3, 2009 that would affect the effective tax rate if the tax benefits were recognized is $536,000. The Company does not believe it is reasonably possible to project whether the amounts of unrecognized tax benefits will significantly increase or decrease over the next twelve month period.

The Company files its income tax returns according to the tax laws of the various jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company files a consolidated U.S. federal income tax return. The statute of limitation for tax years 2004 through 2008 federal and state income taxes returns remain subject to examination by taxing authorities.

NOTE G – Note Payable

The Company’s wholly-owned Chinese subsidiary entered into a short-term note payable during the fourth quarter of 2007 to fund a non-taxable dividend to the Company. Proceeds from the note payable were utilized by the Company to make principal payments on the term loan under the Company’s senior secured credit facility. The note was refinanced during the second quarter of 2008. The principal balance was $735,000 and $12.3 million at January 3, 2009 and December 29, 2007, respectively. The note payable bears interest at a variable rate (6.732% at January 3, 2009) and was paid off during January 2009.

NOTE H – Long-term Obligations

Long-term obligations are as follows:

($ In thousands)	Interest Rate at January 3, 2009	January 3, 2009	December 29, 2007
Senior secured term loan, variable interest rate	2.250%	$361,627	$462,000
Senior secured term loan, variable interest rate - hedged	6.633%	350,000	350,000
Revolving credit facility, variable interest rate	2.920%	60,000	—
Senior unsecured notes, fixed interest rate	8.625%	550,000	550,000
Other	4.350%	4,560	2,025

		1,326,187	1,364,025
Less current maturities		7,609	8,120

		$1,318,578	$1,355,905

Maturities of long-term obligations are as follows: 2009 - $7.6 million; 2010 - $8.3 million; 2011 - $7.5 million; 2012 - $67.4 million; and thereafter $1,235.4 million.

Senior Secured Term and Revolving Credit Facility

Interest on the term loan is due periodically based upon a variable adjusted London Inter-Bank Offered Rate (“LIBOR”). Quarterly principal payments of $1.78 million are due beginning January 30, 2009, and continue through January 31, 2013, at which date subsequent quarterly principal payments increase to $167.2 million through the loan due date of January 31, 2014 with a final payment of $179.7 million.

Additional principal payments may be due based upon a prescribed annual excess cash flow calculation until such time as a prescribed total leverage ratio is achieved. There were no additional payments due based on the Company’s calculations for the fiscal year ended January 3, 2009. Additional principal payments may also be due based upon the net available proceeds from the disposition of assets, a casualty event, an equity issuance or incurrence of additional debt.

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of January 3, 2009.

The revolving credit (“RC”) agreement, which matures April 30, 2012, provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. As of January 3, 2009, the Company had $60.0 million of borrowing outstanding under the revolver. An RC commitment fee is due quarterly at the annual rate of 0.375% on the unused amount of the RC commitment. At January 3, 2009, $27.0 million of LC’s were issued which reduces the aggregate LC and RC availability. Availability totaled $113.0 million at January 3, 2009. LC participation fees of 1.75% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on RC borrowings accrues at 1.75% plus LIBOR (0.5% at January 3, 2009) or 1.25% annum plus Prime (3.25% at January 3, 2009).

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

Interest paid was $99.3 million in 2008, $76.4 million in 2007, and $5.9 million in 2006.

NOTE I – Commitments and Contingencies

Operating Lease Commitments

The Company leases certain computers, buildings, and other equipment under operating lease agreements. Related rental expense was $12.5 million in 2008, $11.5 million in 2007, and $4.0 million in 2006. Future minimum payments for operating leases having non-cancelable lease terms in excess of one year are: 2009 - $16.0 million; 2010 - $13.9 million; 2011 - $10.2 million; 2012 - $8.3 million, 2013 - $5.6 million; and thereafter - $31.3 million.

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

The Company leases certain manufacturing facilities under operating leases entered into by Reliance in a November 2005 sale-leaseback transaction. Reliance retained rights to reacquire land adjacent to three of the properties included in the transaction. As a result, no sale was recorded on these three properties and the assets continue to be carried in Property, Plant and Equipment on the Company’s balance sheet at a net book value of $12.0 million as of January 3, 2009. Proceeds of $18.7 million from the sale-leaseback transaction are recorded as a deferral in Other Liabilities at January 3, 2009 and December 29, 2007. Operating lease payments of $1.4 million per year related to these properties are included in future minimum lease payments.

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

NOTE J – Shareholders’ Equity

Shareholder Rights Plan

The Company maintained a shareholder rights plan intended to encourage a potential acquirer to negotiate directly with the Board of Directors, which expired May 2008. The purpose of the plan was to ensure the best possible treatment for all shareholders. Under the terms of the plan, one Common Stock Purchase Right (a Right) was associated with each outstanding share of common stock. If an acquiring person acquired 20% or more of the Company’s common stock then outstanding, the Rights become exercisable and would cause substantial dilution. Effectively, each such Right would have entitled its holder (excluding the 20% owner) to purchase shares of Baldor common stock for half of the then current market price, subject to certain restrictions under the plan. A Rights holder was not entitled to any benefits of the Right until it was exercised.

Share Repurchases

No shares were repurchased during 2008 or 2007. During 2006, the Company repurchased approximately 1.2 million shares for $38.5 million, including approximately 1.0 million shares from the estate of R. S. Boreham, Jr., former Chairman and Director of the Company, for $31.1 million. Future repurchases are limited under terms of the Company’s senior secured credit facility.

Accumulated Other Comprehensive Income (Loss)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in shareholders’ equity are as follows:

(In thousands)	Unrealized Gains (Losses) on		Post Retirement Plan Adjustment		Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	Securities	Derivatives
Balance at December 31, 2005	$(539)	$572	$		$(2,423)	$(2,390)
Net change 2006	539	(1,865)		—	2,789	1,463

Balance at December 30, 2006	—	(1,293)		—	366	(927)
Net change 2007	—	(5,940)		(1,471)	8,311	900

Balance at December 29, 2007	—	(7,233)		(1,471)	8,677	(27)
Net change 2008	—	(28,880)		(4,333)	(20,481)	(53,694)

Balance at January 3, 2009	$—	$(36,113)		$(5,804)	$(11,804)	$(53,721)

NOTE K – Profit-Sharing Plan, Pension Plan and Other Postretirement Benefits

The Company has a profit-sharing plan covering most employees with more than two years of service. The Company’s contribution is derived by a formula that resulted in contributions of approximately 12% of pre-tax earnings of participating companies to the Plan in 2008, 2007, and 2006. Profit sharing expense amounted to approximately $16.5 million in 2008, $17.1 million in 2007, and $10.0 million in 2006.

As a result of the acquisition of Reliance, the Company assumed defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $51.9 million at January 3, 2009 and $49.6 million at December 29, 2007 are included in other liabilities on the balance sheets.

The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at January 3, 2009 and December 29, 2007:

(In thousands)	Jan 3, 2009	Dec 29, 2007
Pension Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$3,697	$—
Acquisition	—	3,303
Service cost	362	357
Interest cost	189	64
Actuarial (gain) loss	(300)	—
Benefits paid	(119)	—
Divestiture	—	(27)
Translation	(669)	—

Benefit obligation at end of year	3,160	3,697

Change in plan assets:
Fair value of plan assets at beginning of year	3,160	—
Acquisition	—	2,697
Employer contributions	333	550
Benefits paid	(119)	(102)
Actual return on assets	(573)	15
Translation	(616)	—

Fair value of assets at end of year	2,185	3,160

Funded status	$(975)	$(537)

Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$49,095	$—
Acquisition	—	52,057
Service cost	134	152
Interest cost	3,056	2,674
Actuarial (gain) loss	6,404	2,330
Benefits paid	(7,715)	(6,490)
Divestiture	—	(1,628)

Benefit obligation at end of year	50,974	49,095

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	7,715	6,490
Benefits paid	(7,715)	(6,490)

Fair value of assets at end of year	—	—

Funded status	$(50,974)	$(49,095)

Amounts recognized in the consolidated balance sheets at year ending January 3, 2009 and December 29, 2007, consist of:

Pension Benefits

(In thousands)	Jan 3, 2009	Dec 29, 2007
Accrued benefit liability	$(975)	$(264)
Accumulated other comprehensive loss (pretax)	410	—

Net amount recognized	(565)	$(264)

Other Postretirement Benefits

(In thousands)	Jan 3, 2009	Dec 29, 2007
Accrued benefit liability	(50,974)	$(49,095)
Accumulated other comprehensive loss (pretax)	8,973	2,330

Net amount recognized	(42,001)	$(46,765)

Net Periodic Benefit Cost

Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Income for the year ended January 3, 2009 and December 29, 2007, are as follows:

Pension Benefits

	Year Ended
(In thousands)	Jan 3, 2009	Dec 29, 2007
Service cost	$362	$357
Interest cost	189	64
Expected return on assets	—	—
Amortization of prior service costs	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$551	$421

Other Postretirement Benefits

	Year Ended
(In thousands)	Jan 3, 2009	Dec 29, 2007
Service cost	$134	$152
Interest cost	3,056	2,674
Expected return on assets	—	—
Amortization of prior service costs	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$3,190	$2,826

The Company expects approximately $0.5 million, pre-tax, in accumulated other comprehensive income to be recognized as net periodic benefit cost related to amortization of net loss during 2009.

The weighted average asset allocation for the pension plan, by asset category, is as follows:

Asset Category

	Percentage of Plan Assets at Year-End
	2008	2007
Equity securities	63%	67%
Debt securities	32%	30%
Cash	5%	3%

Total	100%	100%

The expected long term rate of return on plan assets is based on historical and projected rates of return for current and planned asset categories in the investment portfolio.

Assumptions

Weighted average assumptions are as follows:

	Year Ended
	Jan 3, 2009	Dec 29, 2007
Pension Benefits
Discount rate to determine net periodic benefit cost	5.75% - 6.25%	5.25% - 6.00%
Discount rate to determine benefit obligations	6.25% - 7.50%	5.75% - 6.25%
Long term rate of return on plan assets	7.00%	7.00%

Other Postretirement Benefits
Discount rate to determine net periodic benefit cost	6.25%	6.00%
Discount rate to determine benefit obligations	6.25%	6.25%
Medical trend – current year	9.00%	9.00%
Medical trend – ultimate year 2012	5.50%	5.50%

A one-percentage point change in assumed healthcare cost trend rate would impact the postretirement benefit obligation and total service and interest cost by approximately $4.8 million and $0.3 million, respectively.

The expected medical trend rate for 2009 is 9.00%.

Contributions

The Company’s policy is to fund at least the minimum contribution required to meet applicable employee benefit tax laws. In the Company’s sole discretion, additional amounts may be funded from time to time. The Company currently expects to contribute $0.4 million to the defined benefit pension plans in 2009 and expects to make contributions of approximately $4.6 million to the postretirement plan in 2009.

Estimated Future Benefit Payments

The following is a summary of expected future benefit payments:

(In thousands)	Pension Benefits	Other Postretirement Benefits
2009	$105	$4,577
2010	121	4,568
2011	139	4,530
2012	156	4,160
2013	174	4,113
2014-2018	1,149	21,252

NOTE L – Stock Plans

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

A summary of the Company’s stock plans and summary details about each Plan as of January 3, 2009, follows.

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

1994 Plan: Incentive stock options vest and became fully exercisable with continued employment of six months for officers and three years for non-officers. Restrictions on non-qualified stock options normally lapsed after a period of five years or earlier under certain circumstances. All outstanding non-qualified stock options granted under these plans are currently exercisable. All incentive stock options granted under this Plan continue to vest according to the terms of the applicable agreements.

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

A summary of option activity under the Plans during 2008 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 29, 2007	2,412,400	$31.16
Granted	588,987	28.45
Exercised	(211,819)	22.35
Expired	(23,120)	31.03
Cancelled	(300)	28.62
Forfeited	(63,303)	37.61

Outstanding at January 3, 2009	2,702,845	31.11	6.8 years	$265

Vested or expected to vest at January 3, 2009	2,642,829	30.75	6.8 years	$256
Exercisable at January 3, 2009	1,558,717	26.97	5.4 years	$206

The weighted-average grant-date fair value of options granted was $6.60 in 2008, $13.62 in 2007, and $11.66 in 2006. The total intrinsic value of options exercised was $2.2 million during 2008, $4.8 million during 2007, and $9.8 million during 2006.

As of January 3, 2009, there was $4.7 million of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

A summary of non-vested stock unit activity under the Plans during 2008 is presented below:

	Year Ended January 3, 2009
Non-vested Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of period	107,921	$36.35
Granted	78,773	27.80
Vested	(39,192)	36.92
Cancelled	—	—
Forfeited	(6,134)	31.88

Non-vested at ending of period	141,368	31.62

The total fair value of stock units that vested during 2008, 2007, and 2006 was $1.2 million, $396,000, and $356,000 respectively.

As of January 3, 2009, there was $1.4 million of total unrecognized compensation cost related to non-vested stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.0 years.

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

The remaining incremental compensation cost to be recognized over the remaining 13-month time period as a result of these modifications totaled $112,000.

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

	Year Ended
	January 3, 2009 Reported	December 29, 2007 Reported	December 30, 2006 Reported
Volatility	28.1%	25.2%	23.0%
Risk-free interest rates	3.0%	5.1%	4.9%
Dividend yields	2.5%	1.5%	1.9%
Expected option life	6.0 years	6.4 years	6.0 years

NOTE M – Earnings Per Share

The table below details earnings per common share for the years indicated:

(In thousands, except per share data)	2008	2007	2006
Numerator:
Net income	$99,423	$94,102	$48,118

Denominator Reconciliation:
Weighted-average shares – basic	46,158	44,674	32,529
Effect of dilutive securities – Stock options and non-vested stock units	181	568	425

Weighted-average shares – diluted	46,339	45,242	32,954

Earnings per common share – basic	$2.15	$2.11	$1.48
Earnings per common share – diluted	$2.15	$2.08	$1.46

The total number of anti-dilutive securities excluded from the above calculations was 1,494,369 at January 3, 2009, 439,816 at December 29, 2007, and 190,941 at December 30, 2006.

NOTE N – Foreign Operations

The Company’s foreign operations include both export sales and the results of its foreign subsidiaries in Canada, Europe, Australia, Far East, Mexico, and China. Consolidated sales, income before income taxes, and identifiable assets consist of the following:

(In thousands)	2008	2007	2006
Net Sales:
United States Companies
Domestic customers	$1,584,605	$1,509,586	$698,717
Export customers	151,063	122,642	61,598

	1,735,668	1,632,228	760,315
Foreign Affiliates	219,011	192,671	50,965

	$1,954,679	$1,824,899	$811,280

Income Before Income Taxes:
United States Companies	$122,349	$124,982	$73,100
Foreign Affiliates	29,920	22,181	2,620

	$152,269	$147,163	$75,720

Long-Lived Assets:
United States Companies	$2,052,269	$2,074,653	$207,225
Foreign Affiliates	34,923	12,937	3,128

	$2,087,192	$2,087,590	$210,353

NOTE O –Real Estate Transactions

In September 2008, the Company sold real property with a book value of $22.3 million. Proceeds from the sale totaled $30.7 million, of which $6.1 million was invested in the entity which acquired the real property. Due to continuing involvement in the property, no gain was recognized and the value of the real property remains on the consolidated balance sheet and continues to be depreciated. The proceeds received have been recorded as a liability and are included in other accrued expenses on the consolidated balance sheet at January 3, 2009.

NOTE P – Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company adopted FAS 157 on December 30, 2007. The adoption of FAS 157 has not had a material impact on the financial results or financial position. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferred effective date for such nonfinancial assets and liabilities is for fiscal years beginning after November 15, 2008. We will adopt the provisions of the FSP at the beginning of 2009.

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

In December 2007, the FASB issued FAS 141 (Revised 2007), “Business Combinations” (FAS 141R), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, FAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt FAS 141R upon its effective date for any future business combinations.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”. FAS 161 expands disclosure requirements about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008.

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

In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), which requires entities that offset the fair value amounts recognized for derivative assets and liabilities to also offset cash collateral (i.e. margin deposits) with the same counterparty under a master netting agreement. FIN 39-1 was effective for fiscal years beginning after November 17, 2007 and is applied by retrospective application unless it is impracticable to do so. The Company adopted the provisions at the beginning of 2008. There was no impact on the December 29, 2007 balance sheet.

NOTE Q – Summary of Quarterly Results of Operations (Unaudited)

		Quarter
(In thousands, except per share data)		First	Second	Third	Fourth
2008:	Net sales	$470,526	$503,973	$506,154	$474,022
	Gross profit	144,378	152,846	146,754	134,973
	Net income	25,639	29,372	25,810	18,601
	Net earnings per common share – basic	0.56	0.64	0.56	0.40
	Net earnings per common share – diluted	0.56	0.63	0.55	0.40

2007:	Net sales	$395,694	$491,615	$480,595	$456,995
	Gross profit	113,562	150,084	145,887	140,614
	Net income	20,869	25,212	24,645	23,377
	Net earnings per common share – basic	0.51	0.55	0.54	0.51
	Net earnings per common share – diluted	0.50	0.54	0.53	0.51

	2007 includes results of operations of Reliance beginning February 1, 2007.
	2008 includes results of operations of Maska beginning August 30, 2008.
	All quarters presented contain 13 weeks with the exception of fourth quarter 2008, which has 14 weeks.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Disclosures Controls and Procedures

An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 3, 2009. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 3, 2009.

Internal Control Over Financial Reporting

Management’s assessment, and the attestation report of the Company’s independent registered public accounting firm, of the effectiveness of the Company’s internal control over financial reporting are reported below.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007 and Maska on August 29, 2008, certain information included in the Company’s consolidated financial statements for the year ended January 3, 2009, was obtained from accounting and information systems utilized by Reliance and Maska that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. During the fourth quarter of 2008, some of Reliance’s accounting and financial reporting systems were integrated into the Company’s systems. As a result, certain processes were changed. None of these changes materially affect the Company’s internal controls over financial reporting. There have been no other changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, these controls.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included review of the documentation of controls, assessment of the design effectiveness of the controls, testing of the operating effectiveness of controls, and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our assessment, we have concluded that our internal control over financial reporting was effective as of January 3, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an attestation report on the Company’s internal controls over financial reporting.

/s/ John A. McFarland
JOHN A. MCFARLAND
Chairman and Chief Executive Officer

/s/ George E. Moschner
GEORGE E. MOSCHNER
Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Baldor Electric Company

We have audited Baldor Electric Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Baldor Electric Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Baldor Electric Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldor Electric Company as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009, and our report dated March 3, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 3, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information contained in the 2009 Proxy Statement under the captions “Proposal 1 – Election of Directors”, “Code of Ethics”, “Statement of Director Independence”, “Statement of Audit Committee Member Independence and Financial Expertise”, and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The current executive officers of Baldor, each of whom is elected for a term of one year or until his successor is elected and qualified, are:

Name	Age	Position	Served as Officer Since
John A. McFarland	57	Chairman and Chief Executive Officer	1990

Ronald E. Tucker	51	President and Chief Operating Officer	1997

George E. Moschner	50	Chief Financial Officer and Secretary	2007

Randy L. Colip	50	Executive Vice President – Motor Sales	1997

L. Edward Ralston	39	Executive Vice President – Business Integration	2005

Michael A. Cinquemani	45	Executive Vice President – Dodge & International	2007

Gene J. Hagedorn	62	Executive Vice President – Materials	1994

Ronald W. Thurman	54	Executive Vice President – Engineering	2005

Randal G. Waltman	59	Executive Vice President – Operations	1997

Randall P. Breaux	46	Vice President – Marketing	2001

Roger V. Bullock	59	Vice President – Drives Sales	2002

Bryant G. Dooly, Jr	47	Treasurer and Controller	2008

Jason W. Green	39	Vice President – Human Resources	2007

Larry L. Johnston, Jr.	44	Vice President – Audit Services	2008

Tracy L. Long	43	Vice President – Investor Relations	2003

Thomas A. Mascari	57	Vice President – Drives	2007

Mark L. Shackelford	49	Vice President – Information Services	2007

There are no direct family relationships among the directors or executive officers; however, Mr. Moschner is an uncle to the wife of Mr. Ralston. Except for the following, each of the executive officers has served as an officer or in a management capacity with Baldor for the last five years.

George E. Moschner joined Baldor as the Company’s Chief Financial Officer at the end of April 2007. Prior to joining Baldor, Mr. Moschner was an accountant with the firm of BKD, LLP for over 25 years, the last 10 years of which he was a partner.

Michael A. Cinquemani joined Baldor as Executive Vice President – Dodge and International Sales effective with Baldor’s acquisition of Reliance on February 1, 2007. Prior to the acquisition, Mr. Cinquemani served in various executive and managerial positions with Reliance Electric Company including most recently Vice President – Global Sales.

Jason W. Green joined Baldor in January 2007 as the Company’s Director of Human Resources. Effective February 1, 2007, he became the Company’s Vice President – Human Resources. Prior to joining Baldor, Mr. Green spent several years with Hallmark Cards, Inc. serving in various Human Resources assignments across the company.

Larry L. Johnston, Jr. joined Baldor as an Integration Specialist in mid-May 2007. Prior to joining Baldor, Mr. Johnston was an accountant with the firm of Ernst & Young LLP for seven years, the last five years of which he was a Senior Manager.

Thomas A. Mascari joined Baldor as Vice President – Business Integration effective with Baldor’s acquisition of Reliance on February 1, 2007. Prior to the acquisition, Mr. Mascari served in various executive and managerial positions with Rockwell Automation Power Systems and most recently as Vice President & General Manager of Reliance Electric Company.

Item 11.	Executive Compensation

Information contained in the 2009 Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” are incorporated herein by reference. Information contained in the 2009 Proxy Statement under the caption “Compensation Committee Report on Executive Compensation” is furnished and not deemed filed with the SEC. Information contained in the 2009 Proxy Statement under the caption “Proposal 1 – Election of Directors” paragraph headed “Director Compensation” is also incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership by officers, directors, and beneficial owners of more than five percent of Baldor’s Common Stock included under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2009 Proxy Statement is incorporate herein by reference.

The following table contains information regarding the number of shares of common stock that may be issued pursuant to our equity compensation plans as of January 3, 2009.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,804,752	$26.99	1,289,733

Equity compensation plans not approved by security holders	39,461	23.52	—

Total	2,844,213	26.90	1,289,733

During 1990, Baldor’s Board of Directors approved the establishment of the 1990 Stock Option Plan for District Managers. This is an un-registered plan and was not approved by our shareholders. Only non-qualified options were granted from this Plan. Options vested and became 50% exercisable at the end of one year and 100% exercisable at the end of two years. The exercise price paid by the District Managers equaled the fair market value on the date of the grant. Proceeds from these option exercises are used for general corporate purposes. At year-end 2008, the total amount of shares granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. We deem this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about Baldor. This plan has expired except for approximately 39,461 options outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information contained under the caption “Compensation Committee Interlocks and Insider Participation; Related Party Transactions” and “Statement of Director Independence” of the 2009 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information contained in the 2009 Proxy Statement under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	The following consolidated financial statements of Baldor Electric Company and its Affiliates, are included in Item 8 of this Report:

		•	Consolidated Balance Sheets

• January 3, 2009 and December 29, 2007

		•	Consolidated Statements of Income

• for each of the three years in the period ended January 3, 2009

		•	Consolidated Statements of Cash Flows

• for each of the three years in the period ended January 3, 2009

		•	Consolidated Statements of Shareholders’ Equity

• for each of the three years in the period ended January 3, 2009

		•	Notes to Consolidated Financial Statements

	(2)	All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

	(3)	See Exhibit Index of this Report.

(b)	Exhibits

See Exhibit Index of this Report.

(c)	Financial Statement Schedules

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

Date: March 4, 2009

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

SIGNATURE PAGE FOR FORM 10-K FOR YEAR ENDED JANUARY 3, 2009.

Signature	Title	Date

/s/ John A. McFarland John A. McFarland	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	March 4, 2009

/s/ Ronald E. Tucker Ronald E. Tucker	President and Chief Operating Officer, and Director	March 4, 2009

/s/ George E. Moschner George E. Moschner	Chief Financial Officer and Secretary (Principal Financial Officer) (Principal Accounting Officer)	March 4, 2009

/s/ Jefferson W. Asher, Jr. Jefferson W. Asher, Jr.	Director	March 4, 2009

/s/ Merlin J. Augustine, Jr. Merlin J. Augustine, Jr.	Director	March 4, 2009

/s/ Richard E. Jaudes Richard E. Jaudes	Director	March 4, 2009

/s/ Jean A. Mauldin Jean A. Mauldin	Director	March 4, 2009

/s/ Robert J. Messey Robert J. Messey	Director	March 4, 2009

/s/ Robert L. Proost Robert L. Proost	Director	March 4, 2009

/s/ R. L. Qualls R. L. Qualls	Director	March 4, 2009

/s/ Barry K. Rogstad Barry K. Rogstad	Director	March 4, 2009

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.		Description
3(i)	*	Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii)	*	Bylaws of Baldor Electric Company, as originally adopted on May 2, 1980, and amended effective August 4, 2008, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008

4(ii).1	*	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).2	*	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).3	*	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).4	*	Form of 8 5/8% Senior Note due 2017 (incorporate by reference to Exhibit 4(ii).1 filed herewith).

10(i).1	*	Purchase Agreement, dated as of November 6, 2006, by and among Rockwell Automation, Inc., Rockwell Automation of Ohio, Inc., Rockwell Automation Canada Control Systems, Grupo Industrias Relliance S.A. de C.V., Rockwell International GMBH and Baldor Electric Company, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 9, 2006.

10(i).2	*	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

10(i).2.1	*	Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007.

10(i).3	*	Registration Rights Agreement between the Company and Rockwell Automation of Ohio, Inc. dated January 31, 2007, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

10(iii).1	* †	1987 Incentive Stock Plan, originally filed as Appendix A to Registrant’s Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

(continued from previous page)

Exhibit No.		Description
10(iii).2	* †	1994 Incentive Stock Option Plan, as restated and amended at the Company’s Annual Meeting on May 2, 1998, filed as Exhibit 10(iii)A.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).3	* †	1996 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).4	* †	Stock Option Plan for Non-Employee Directors, as approved by the Company’s Board of Directors on February 5, 2001, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

10(iii).5	†	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors and the Company’s Board of Directors on December 22, 2008, and filed as Exhibit 10(iii).5 hereto.

21		Subsidiaries of the Registrant.

23(i)		Consent of Independent Registered Public Accounting Firm.

24		Powers of Attorney (set forth on signature page hereto).

31.1		Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99		Not applicable

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of the holders of long-term debt of the Registrant and its consolidated affiliates.

*	Previously filed.
†	Management contract or compensatory plan or arrangement.