Form 10-Q
period 2009-04-04
BALDOR ELECTRIC CO
filed 2009-05-14
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 4, 2009, there were 46,557,447 shares of the registrant’s common stock outstanding.

Baldor Electric Company

Forward-looking Statements

This quarterly report, the documents incorporated by reference into this quarterly report, and other written reports and oral statements made time to time by Baldor and its representatives may contain statements that are forward-looking. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “estimate”, “believe”, “will”, “intend”, “expect”, “may”, “could”, “future”, “would”, “subject to”, “depend”, “can”, “expectations”, “if”, “unpredictable”, “unknown”, “pending”, “assumes”, “continued”, “ongoing”, “assumption”, “forecast”, “projected”, “probable”, or any grammatical forms of these words or other similar words) are based on our current expectations and are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” in Part II, Item 1A of this report and Part I, Item 1A of our most recent Form 10-K filed with the SEC. Baldor is under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share amounts)	April 4, 2009	January 3, 2009
ASSETS
Current Assets	Cash and cash equivalents	$6,876	$13,098
Accounts receivable, less allowance for doubtful accounts of $3,884 at April 4, 2009 and $4,247 at January 3, 2009	259,537	275,789
Inventories:
Finished products	196,821	190,077
Work in process	53,857	56,716
Raw materials	161,367	164,574

412,045	411,367
LIFO valuation adjustment	(67,100)	(66,447)

344,945	344,920
Prepaid expenses	6,586	4,619
Other current assets	61,127	78,727

Total Current Assets	679,071	717,153
Property, Plant and Equipment
Land and improvements	17,062	17,070
Buildings and improvements	136,181	139,277
Machinery and equipment	606,175	603,913
Allowances for depreciation and amortization	(370,532)	(359,914)

Net Property, Plant and Equipment	388,886	400,346
Other Assets	Goodwill	1,037,287	1,033,575
Intangible assets, net of amortization	649,497	653,271
Other	24,092	29,814

Total Assets	$2,778,833	$2,834,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	Accounts payable	$81,250	$98,046
Accrued employee compensation	10,361	11,165
Accrued profit sharing	2,442	16,554
Accrued warranty costs	9,416	9,477
Accrued insurance obligations	10,315	10,667
Accrued interest expense	11,167	22,830
Other accrued expenses	107,227	110,006
Dividends payable	—	7,863
Income taxes payable	2,763	—
Note payable	—	735
Current maturities of long-term obligations	7,654	7,609

Total Current Liabilities	242,595	294,952

Long-term obligations	1,261,862	1,318,578
Other liabilities	72,030	72,731
Deferred income taxes	318,223	308,371
Commitments and Contingencies

April 4, 2009	January 3, 2009
Shareholders’ Equity	Preferred stock, $0.10 par value:
Authorized shares	5,000,000
Issued and outstanding shares	None
Common stock, $0.10 par value:
Authorized shares	150,000,000
Issued shares	55,428,503	55,388,068	5,543	5,538
Outstanding shares	46,557,447	46,253,575
Additional paid-in capital	545,935	546,313
Retained earnings	562,880	534,330
Accumulated other comprehensive loss	(42,960)	(53,721)
Treasury stock, at cost	8,871,056	9,134,493	(187,275)	(192,933)

Total Shareholders’ Equity	884,123	839,527

Total Liabilities and Shareholders’ Equity	$2,778,833	$2,834,159

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 4, 2009	March 29, 2008
Net sales	$402,479	$470,526
Cost of goods sold	286,053	326,803

Gross profit	116,426	143,723
Selling and administrative expenses	71,428	77,072

Operating profit	44,998	66,651
Other income, net	785	2
Gain on debt modification	35,740	—
Interest expense	(22,483)	(26,592)

Income before income taxes	59,040	40,061
Provision for income taxes	22,622	14,422

Net income	$36,418	$25,639

Net earnings per common share – basic	$0.79	$0.56
Net earnings per common share – diluted	$0.79	$0.56

Weighted-average shares outstanding – basic	46,324	45,994
Weighted-average shares outstanding – diluted	46,359	46,030

Dividends declared per common share	$0.17	$0.17

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock,
(In thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	at cost	Total
BALANCE AT JANUARY 3, 2009	55,388	$5,538	$546,313	$534,330	$(53,721)	$(192,933)	$839,527
Comprehensive income
Net income	—	—	—	36,418	—	—	36,418
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	(2,159)	—	(2,159)
Derivative unrealized loss adjustment net of income taxes of $8,481	—	—	—	—	12,920	—	12,920

Total other comprehensive income							10,761

Total comprehensive income							47,179

Stock option plans
(including 12 shares exchanged and $188 income tax benefit)	40	5	1,945	—	—	(152)	1,798
Cash dividends at $0.17 per share	—	—	—	(7,868)	—	—	(7,868)
Treasury stock issued	—	—	(2,323)	—	—	5,810	3,487

BALANCE AT APRIL 4, 2009	55,428	$5,543	$545,935	$562,880	$(42,960)	$(187,275)	$884,123

Total comprehensive income for the quarter ending March 29, 2008 was $25.8 million.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008
Operating activities:
Net income	$36,418	$25,639
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sales of assets	643	505
Gain on debt modification	(35,740)	—
Depreciation	12,793	13,881
Amortization	5,678	5,538
Allowance for doubtful accounts receivable	(363)	71
Deferred income tax	10,380	(9,785)
Share-based compensation expense	1,710	2,122
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	16,614	(32,791)
Inventories	(307)	(6,474)
Other current assets	(7,830)	(6,268)
Accounts payable	(18,493)	26,197
Accrued expenses and other liabilities	(5,086)	(12,679)
Income taxes payable	11,762	21,622
Other assets, net	(423)	(877)

Net cash provided by operating activities	27,756	26,701

Investing activities:
Purchases of property, plant and equipment	(6,916)	(6,987)
Proceeds from sale of property, plant and equipment	18	3

Net cash used in investing activities	(6,898)	(6,984)

Financing activities:
Proceeds from long-term obligations	35,059	20,284
Principal payments of long-term obligations	(41,978)	(37,005)
Principal payments on note payable	(735)	(3,039)
Dividends paid	(15,731)	(7,818)
Stock option exercises	1,949	3,151
Excess tax benefits on share-based payments	1	56
Net increase in bank overdrafts	1,697	—
Debt amendment fees	(7,342)	—

Net cash used in financing activities	(27,080)	(24,371)

Net decrease in cash and cash equivalents	(6,222)	(4,654)
Beginning cash and cash equivalents	13,098	37,757

Ending cash and cash equivalents	$6,876	$33,103

Noncash items:

—	Additional paid-in capital resulting from shares traded for option exercises amounted to $0 and $934 in the first three months of 2009 and 2008, respectively.

—	Treasury shares issued in March 2009 in the amount of $5,810 to fund 2008 accrued profit sharing contribution and $3,284 in March 2008 to fund 2007 accrued profit sharing contribution.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements

April 4, 2009

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. In the opinion of management, all adjustments (consisting of normal recurring items and adjustments to record the preliminary purchase allocation as described in NOTE B and the debt modification described in NOTE F) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 4, 2009, may not be indicative of the results that may be expected for the fiscal year ending January 2, 2010.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2009 will contain 52 weeks. Fiscal year 2008 contained 53 weeks.

Segment Reporting: The Company operates in one reportable segment and markets, designs and manufactures industrial electric motors, drives, generators, and other mechanical power transmission products, within the mechanical power transmission equipment industry.

Reclassifications: Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. For first quarter 2008, approximately $655,000 was reclassified from selling and administrative expenses to cost of goods sold.

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

Derivative assets and liabilities executed with the same counterparty under a master netting agreement and collateral accounts (i.e. margin deposits) are netted with the corresponding derivative assets and liabilities in the consolidated balance sheets.

Accounts Receivable: Trade receivables are recorded in the balance sheets at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. The Company generally does not require that its customers provide collateral. No single customer represents greater than 10% of net accounts receivable at April 4, 2009 or January 3, 2009.

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

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. Changes in the carrying amount of product warranty reserves are as follows:

	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008
Balance at beginning of period	$9,477	$9,216
Charges to costs and expenses	3,317	2,330
Payments	(3,378)	(2,702)

Balance at end of period	$9,416	$8,844

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three months ended April 4, 2009, and March 29, 2008, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of taxable income between domestic and international operations. The significant permanent tax items primarily consist of the deduction for domestic production activities and nondeductible expenses.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent differences, statutory tax rates and tax planning opportunities. The impact of discrete items is separately recognized in the quarter in which they occur.

The effective tax rate for the three months ended April 4, 2009 and March 29, 2008 was 38.3% and 36.0%, respectively. The change was primarily related to the income tax effect of the debt modification gain recorded in the first quarter of 2009.

The Company accounts for uncertain income tax positions pursuant to Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company recognizes interest and penalties related to uncertain tax positions as interest costs and selling and administrative costs, respectively.

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

Fair value of the stock options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; (3) dividend yields are based on Baldor’s dividend yield published in the Wall Street Journal or provided by a third-party on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding. Assumptions used in the fair-value valuation are periodically monitored and adjusted to reflect current developments at the date of grant.

SEC Staff Accounting Bulletin No. 110, Share Based Payment allows companies to continue to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and is utilizing the simplified method for stock options granted.

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

Impairment of Goodwill and Indefinite Lived Intangibles: At April 4, 2009, goodwill and indefinite-lived intangibles amounted to $1.0 billion and $354.8 million, respectively. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. However, the Company could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

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

In 2008, the first step of the annual impairment tests resulted in no indication of impairment. Subsequent to the annual testing at October 1, 2008, the Company’s market capitalization decreased significantly as a result of market-driven declines in the stock trading price. While the stock did not trade at a price below book value for a sustained period of time through year-end, the Company performed an interim test of goodwill values at January 3, 2009 due to the decline in market capitalization and overall market conditions. In updating the annual testing analysis from October 1, 2008, the Company reviewed expectations of cash flows and other critical assumptions utilized in the analysis. Based on results of the step one interim test, management concluded that goodwill was not impaired at January 3, 2009.

During the first quarter of 2009, management monitored business conditions and other factors that impact expectations of future cash flows. Management has concluded, based on first quarter 2009 operating results and current conditions, that there is no indication that projected future cash flows utilized in the Company’s most recent impairment testing will not be realized. In addition, management monitored the Company’s market capitalization based on its stock trading price during and subsequent to the quarter ended April 4, 2009. The Company’s market capitalization remained below book value during the quarter as a result of market-driven declines. Subsequent to the end of the quarter, the Company’s stock trading price has increased significantly and market capitalization has increased to a level above book value. Management will continue to monitor business conditions, financial operating results, and other key indicators, and will perform additional interim testing if deemed necessary.

For the other intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized by an amount equal to that excess.

A relief from royalty methodology is utilized to estimate the fair value of indefinite-lived intangible assets. If the carrying value of an indefinite-lived intangible asset exceeds the estimated fair value of that asset, an impairment loss is recognized by the amount of the excess.

The Company’s fiscal 2008 impairment analysis of the other intangible assets did not result in an impairment charge. However, a 5% decline in the estimated fair value of one of the Company’s indefinite-lived intangible assets would have resulted in the estimated fair value falling below the carrying value by approximately $5.5 million. Based on the first quarter of 2009 operating performance and management’s expectations for future cash flows, interim testing was not performed on the Company’s indefinite-lived intangibles.

NOTE B – Acquisitions

On August 29, 2008, Baldor acquired Poulies Maska, Inc. (Maska) of Ste-Claire, Quebec, Canada. The purchase price was $43.0 million which was funded by cash and borrowings under the revolving credit facility. Maska is a designer, manufacturer and marketer of sheaves, bushings, couplings and related mechanical power transmission components. The acquisition gives Baldor a second plant in both Canada and China and expands the Company’s market share of sheaves and bushings in North America. Maska’s results of operations are not material to the Company’s consolidated financial statements and accordingly, pro forma information has not been presented. The Company’s consolidated financial statements include the results of operations of Maska beginning August 30, 2008.

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

(In thousands)
Current assets	$25,115
Property, plant and equipment	17,943
Intangible assets subject to amortization – Trade names (useful life of 10 years)	3,174
Goodwill	6,488

Total assets acquired	52,720

Current liabilities	5,512
Long-term obligations	2,311
Deferred income taxes	1,878

Total liabilities assumed	9,701

Net assets acquired	$43,019

NOTE C – Financial Derivatives

The Company uses derivative financial instruments to reduce its exposure to the risk of increasing commodity prices by maintaining sufficient commodity hedge contracts to ensure the Company pays a certain price or remains within a limited price range even when market prices fluctuate outside that range. Contract terms of the hedging instrument closely mirror those of the hedged forecasted transaction providing for the hedge relationship to be highly effective both at inception and continuously throughout the term of the hedging relationship. Additionally, the Company utilizes derivative financial instruments to limit exposure to increasing interest rates on variable rate borrowings. The Company does not regularly engage in speculative transactions, nor does the Company hold or issue financial instruments for trading purposes.

The Company recognizes all of its derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument based upon the exposure being hedged (i.e., fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation).

Cash Flow Hedges

The Company has entered into certain commodity forward contracts to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. The effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness are recognized in earnings in the current period. Ineffective portions of the Company’s commodity cash flow hedges were not material during the first quarters of 2009 or 2008.

As of April 4, 2009, the Company had the following outstanding commodity forward contracts:

Commodity	Volume in Pounds
Copper	15,428,000

Losses recognized on commodity cash flow hedges increased cost of sales by $14.5 million in the first quarter of 2009 and gains recognized reduced cost of sales by $1.4 million in the first quarter of 2008. The Company expects after-tax losses totaling $5.8 million at April 4, 2009, recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges, will be recognized in cost of sales within the next ten months.

The Company has entered into interest rate hedge instruments related to variable rate long-term obligations. The notional amount is $350.0 million and the instruments mature on April 30, 2012. Unrealized after-tax losses of $17.3 million are recorded in accumulated other comprehensive income at April 4, 2009. On March 31, 2009, the Company amended its senior secured credit agreement. In conjunction with the amendment, a LIBOR floor was added to the variable rate borrowings. As a result, the Company determined that its existing interest rate hedges were no longer expected to be highly effective. Accordingly, effective March 31, 2009, the interest rate hedge instruments were discontinued as cash flow hedges. Accumulated after-tax losses recorded in accumulated other comprehensive income (loss) prior to the discontinuance will remain in accumulated other comprehensive income and will be recognized in earnings when the forecasted transactions occur or become probable of not occurring.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the condensed consolidated statement of income for the first quarter 2009 (in thousands):

Derivatives designated as hedging instruments under Statement 133 – Cash flow hedges	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended April 4, 2009	Three Months Ended April 4, 2009
Interest rate contracts (1)	$(20)	$0
Commodity contracts	(1,519)	(14,454)

Total	$(1,539)	$(14,454)

(1)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

The following table sets forth the fair value of all derivative instruments outstanding in the condensed consolidated balance sheets as of April 4, 2009 (in thousands):

	April 4, 2009
	Balance Sheet Classification	Fair Value
Derivative Assets:
Derivatives designated as hedging instruments under Statement 133
Commodity contracts	Other Current Assets	$1,707

Total derivative assets - designated		1,707

Total derivative assets		1,707

Derivative Liabilities:
Derivatives designated as hedging instruments under Statement 133
Commodity contracts	Other Accrued Expenses	$(11,259)

Total derivative liabilities - designated		(11,259)

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts (1)	Other Accrued Expenses	(28,530)

Total derivative liabilities - not designated		(28,530)

Total derivative liabilities		$(39,789)

(1)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

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

Assets (liabilities) measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements
	as of April 4, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(21,743)	$—	$(21,743)
Interest rate collar	—	(6,787)	—	(6,787)
Copper swaps	(3,591)	(3,362)	—	(6,953)
Copper collars	—	(2,599)	—	(2,599)

Total	$(3,591)	$(34,491)	$—	$(38,082)

Unrealized gains or losses related to the Company’s cash flow hedges are recorded in accumulated other comprehensive income (loss) at each measurement date. Unrealized gains or losses related to instruments that are not designated as hedges are recorded through the statement of income at each measurement date.

NOTE D – Goodwill and Other Intangible Assets

The amounts of goodwill at April 4, 2009 and January 3, 2009 are as follows:

(In thousands)
Balance at January 3, 2009	$1,033,575
Purchase accounting adjustments related to Maska valuation	4,491
Translation adjustment	(779)

Balance at April 4, 2009	$1,037,287

The amounts of other intangible assets by type are as follows:

(In thousands)	April 4, 2009	January 3, 2009
Gross carrying value:
Tradenames – indefinite lived	$354,800	$354,800
Trademarks – definite lived	3,174	2,946
Customer relationships	292,000	292,000
Technology	32,000	32,000
Less accumulated amortization:
Customer relationships	(27,767)	(24,337)
Technology	(4,710)	(4,138)

Total intangible assets	$649,497	$653,271

Intangibles are amortized over their estimated period of benefit of five to 30 years, beginning with the date the benefits from intangible items are realized.

NOTE E – Note Payable

The Company’s wholly-owned Chinese subsidiary entered into a short-term note payable with the Company during the fourth quarter of 2007. The principal balance was $735,000 at January 3, 2009 and was paid off during the first quarter of 2009.

NOTE F – Long-term Obligations

Long-term obligations are as follows:

($ In thousands)	Interest Rate at April 4, 2009	April 4, 2009	January 3, 2009
Senior secured term loan, variable interest rate	5.250%	$359,848	$361,627
Senior secured term loan, variable interest rate—hedged	8.833%	350,000	350,000
Revolving credit facility, variable interest rate	5.250%	55,000	60,000
Senior unsecured notes, fixed interest rate	8.625%	550,000	550,000
Other	4.482%	4,357	4,560

		1,319,205	1,326,187
Less current maturities		7,654	7,609

		1,311,551	1,318,578
Less discount on senior secured term loan		49,689	—

		$1,261,862	$1,318,578

Amendment of Senior Secured Term and Revolving Credit Facility

Effective March 31, 2009, the Company amended its senior secured credit facility. The amendment changed certain financial ratio covenants through the remaining term of the agreement. In conjunction with the amendment, pricing on the outstanding term loan borrowings and future revolver borrowings was increased from 1.75% to 3.25% and a LIBOR floor of 2.00% was added to the variable rate borrowings.

The modification of the senior secured term loan was accounted for as an extinguishment of debt in accordance with Emerging Issues Task Force (EITF) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. As a result, the senior secured term loan was recorded at fair value as of the modification date which resulted in a noncash debt discount of $49.7 million being recorded in long-term obligations on the condensed consolidated balance sheet and a $35.7 million gain on our debt modification in income from continuing operations in the condensed consolidated statement of income for the three months ended April 4, 2009. Fees paid related to the amendment of $5.7 million along with unamortized fees related to the original agreement of $8.3 million were considered when calculating the gain. The discount will be amortized to interest expense over the remaining term of the debt.

The modification of the revolving credit facility was accounted for in accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”. The amendment did not change the borrowing capacity of the revolving credit facility; therefore, fees of $1.6 million related to the amendment will be deferred and amortized over the remaining term of the facility agreement and unamortized fees of $1.1 million related to the original agreement will continue to be amortized over the remaining term.

Senior Secured Term and Revolving Credit Facility

Interest on the term loan is due periodically and calculated as 3.25% plus a variable adjusted London Inter-Bank Offered Rate (“LIBOR”) with a minimum LIBOR rate of 2.0%. Quarterly principal payments of $1.78 million are due beginning April 30, 2009, and continue through January 31, 2013, at which date subsequent quarterly principal payments increase to $167.2 million through the loan due date of January 31, 2014 with a final payment of $179.7 million.

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

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of April 4, 2009.

The revolving credit (“RC”) agreement, which matures April 30, 2012, provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. As of April 4, 2009, the Company had $55.0 million outstanding under the revolver. An RC commitment fee is due quarterly at the annual rate of 0.625% on the unused amount of the RC commitment. At April 4, 2009, $28.1 million of LC’s were issued which reduces the aggregate LC and RC availability. Availability totaled $116.9 million at April 4, 2009. LC participation fees of 1.75% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on RC borrowings accrues at 3.25% plus LIBOR (0.50% at April 4, 2009) with a minimum rate of 2.0% or 1.25% annum plus Prime (3.25% at April 4, 2009).

The senior secured credit facility is collateralized by substantially all of the Company’s assets.

Senior Unsecured Notes

The senior unsecured notes are general unsecured obligations of the Company, subordinated to the senior secured credit facility described above, and mature February 15, 2017. Interest is at a fixed rate and is payable semi-annually in arrears on February 15 and August 15 commencing August 15, 2007.

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

Interest paid was $32.3 million and $42.0 million in first quarter 2009 and 2008, respectively.

NOTE G – Commitments and Contingencies

The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects the ultimate resolution of these actions will not materially affect the Company’s financial position, results of operations, or cash flows.

Prior to the Company’s acquisition of Reliance Electric, Reliance’s parent company, Rockwell Automation, determined actions by a small number of employees at certain of Reliance’s operations in one jurisdiction may have violated the Foreign Corrupt Practices Act (“FCPA”) or other applicable laws. Reliance did business in this jurisdiction with government owned enterprises or government owned enterprises evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Rockwell voluntarily disclosed these actions to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) beginning in September 2006. Rockwell has agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues. If violations of the FCPA occurred, Rockwell and Reliance may be subject to consequences that could include fines, penalties, other costs and business-related impacts. Rockwell and Reliance could also face similar consequences from local authorities. The Company has been indemnified by Rockwell against government penalties arising from these potential violations. This indemnification covers only penalties and may not cover expenses incurred by the Company for future compliance.

NOTE H – Profit –Sharing Plan, Pension Plan and Other Postretirement Benefits

The Company has a profit-sharing plan covering most domestic employees with more than two years of service. The Company’s contribution is derived by a formula that resulted in contributions of approximately 12% of pre-tax earnings of participating companies.

As a result of the acquisition of Reliance, the Company assumed defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $51.1 million at April 4, 2009 and $51.9 million at January 3, 2009 are included in other liabilities on the balance sheets.

Net periodic pension and other postretirement benefit costs include the following components for the three month periods ended April 4, 2009 and March 29, 2008, respectively.

Pension Benefits

	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008
Service cost	$82	$120
Interest cost	24	61
Expected return on assets	—	—
Amortization of prior service costs	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$106	$181

Other Postretirement Benefits

	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008
Service cost	$31	$31
Interest cost	719	719
Expected return on assets	—	—
Amortization of prior service costs	—	—
Amortization of net loss	—	—

Net periodic benefit cost	$750	$750

The Company made contributions to the pension plans of $104,000 and $119,000 for the three months ended April 4, 2009 and March 29, 2008, respectively. The Company made contributions to the postretirement plan of approximately $1.8 million and $1.2 million for the three month periods ended April 4, 2009 and March 29, 2008, respectively. The Company expects to contribute $400,000 to the pension plans in 2009 and expects to contribute $4.6 million to the postretirement benefit plan in 2009.

NOTE I – Stock Plans

The purpose of granting stock options and non-vested stock units is to encourage ownership in the Company. This provides an incentive for the participants to contribute to the success of the Company and aligns the interests of the participants with the interests of the shareholders of the Company. Historically, the Company has used newly-issued shares to fulfill stock option exercises. Once options are granted, the Company does not re-price any outstanding options. The 2006 Plan is the only Plan under which awards can be granted. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled except with respect to then outstanding grants and no further awards have since been or will be granted from those plans.

A summary of the Company’s stock plans and summary details about each Plan as of April 4, 2009, follows.

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

1994 Plans: Incentive stock options vest and become fully exercisable with continued employment of six months for officers and three years for non-officers. Restrictions on non-qualified stock options lapsed after a period of five years or earlier under certain circumstances. All outstanding non-qualified stock options granted under these plans are currently exercisable. All incentive stock options granted under this Plan continue to vest according to the terms of the applicable agreements.

1996 and 2001 Plans: Each non-employee director was granted an annual grant consisting of non-qualified stock options to purchase: (1) 3,240 shares at a price equal to the market value at date of grant, and (2) 2,160 shares at a price equal to 50% of the market value at date of grant. These options immediately vested and became exercisable on the date of grant.

2006 Plan: Awards granted under the 2006 Plan have included: incentive stock options, non-qualified stock options, and non-vested stock units. Non-vested stock units were awarded with no exercise price. Other awards permitted under this Plan include stock appreciation rights, restricted stock, and performance awards; however, no such awards have been granted.

A summary of option activity under the Plans during the three month period ended April 4, 2009, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at January 3, 2009	2,702,845	$31.11
Granted	392,218	12.57
Exercised	(2,425)	9.72
Expired	(66,994)	19.88
Forfeited	(18,161)	35.51

Outstanding at April 4, 2009	3,007,483	28.93	7.1 years	$1,886

Vested or expected to vest at April 4, 2009	2,939,886	28.69	7.1 years	$1,819
Exercisable at April 4, 2009	1,718,741	27.50	5.8 years	$94

The weighted-average grant-date fair value of options granted was $2.54 and $7.58 in the first three months of 2009 and 2008, respectively. The total intrinsic value of options exercised was $11,000 and $1.8 million during the first three months of 2009 and 2008, respectively.

As of April 4, 2009, there was $4.6 million of total unrecognized compensation cost related to non-vested options granted under the Plans expected to be recognized over a weighted-average period of 1.5 years.

A summary of non-vested stock unit activity under the Plans during the three month period ended April 4, 2009, is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit
Non-vested at beginning of period	141,368	$31.62
Granted	60,032	11.23
Vested	(38,010)	38.04
Forfeited	(3,436)	31.61

Non-vested at end of period	159,954	22.44

The total fair value of stock units vested during the first three months of 2009 and 2008 was $490,000 and $162,000, respectively.

As of April 4, 2009, there was $1.5 million of total unrecognized compensation cost expected to be recognized over a weighted-average period of 1.3 years related to non-vested stock units granted under the Plans.

Listed in the table below are the weighted-average assumptions for options granted in the period indicated.

	Three Months Ended
	April 4, 2009	March 29, 2008
Volatility	36.2%	30.5%
Risk-free interest rates	2.1%	3.1%
Dividend yields	5.4%	2.4%
Expected option life	5.9 years	5.9 years

NOTE J – Earnings Per Share

The table below details earnings per common share for the periods indicated:

	Three Months Ended
(In thousands, except per share data)	April 4, 2009	March 29, 2008
Numerator:
Net income	$36,418	$25,639

Denominator Reconciliation:
Weighted-average shares – basic	46,324	45,994
Effect of dilutive securities – stock options and non-vested stock units	35	36

Weighted-average shares – diluted	46,359	46,030

Earnings per common share – basic	$0.79	$0.56
Earnings per common share – diluted	$0.79	$0.56

The total number of anti-dilutive securities excluded from the above calculations was 2,600,445 and 989,983 for the three months ended April 4, 2009, and March 29, 2008, respectively.

NOTE K – Sale of Real Estate

In September 2008, the Company sold real property with a book value of $22.3 million. Proceeds from the sale totaled $30.7 million, of which $6.1 million was invested in the entity which acquired the real property. Due to continuing involvement in the property, no gain was recognized and the value of the real property remains on the consolidated balance sheets and continues to be depreciated. The proceeds received have been recorded as a liability and are included in other accrued expenses on the consolidated balance sheet at April 4, 2009.

NOTE L – Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company adopted FAS 157 on December 30, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferred effective date for such nonfinancial assets and liabilities is for fiscal years beginning after November 15, 2008. The Company adopted the provisions of the FSP at the beginning of 2009 and the adoption did not have a material impact on the consolidated financial statements.

FASB Statement No. 141 (Revised 2007), “Business Combinations” (FAS 141R), is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, FAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted FAS 141R at the beginning of 2009.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” expands disclosure requirements about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008; therefore, the Company adopted FAS 161 in the first quarter of fiscal 2009. See Note C: Financial Derivatives for required disclosures.

FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” provides that unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities; and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have any impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments” and APB No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending March 15, 2009. The Company will adopt the disclosure requirements of FSP FAS 107-1 in the second quarter of 2009.

Note M – Subsequent Events

On April 14, 2009, the Company announced to employees a plan to consolidate manufacturing operations of its Ft. Mill, SC and Columbus, IN plants into other existing plants in the United States. Both restructurings are part of manufacturing integration resulting from the Company’s 2007 acquisition of Reliance Electric. One-time costs of $4.5 million related to the restructurings are expected to be incurred and recorded in the second quarter of 2009.

On May 2, 2009, the shareholders’ approved an amendment to the 2006 Equity Incentive Plan (“Equity Plan”) to increase the shares of Common Stock available for issuance under the Equity Plan by 1,500,000 to 4,500,000.

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

Generally, our financial performance is driven by industrial spending and the strength of the economies in which we sell our products, and is also influenced by:

•	Investments in manufacturing capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	Capacity utilization;

•	Our customers’ needs for greater variety, timely delivery, and higher quality at a competitive cost; and

•	Our large installed base, which creates a significant replacement demand.

We are not dependent on any one industry or customer for our financial performance, and no single customer represented more than 10% of our net sales for the quarters ended April 4, 2009, and March 29, 2008. For the quarters ended April 4, 2009 and March 29, 2008, domestic net sales generated through distributors, representing primarily sales of replacement products, amounted to 47% and 48%, respectively. Domestic sales to OEMs were approximately 53% and 52%, respectively, for the same periods. OEMs primarily use our products in new installations. This expands our installed base and leads to replacement product sales through distributors in the future.

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

Industry Trends

The demand for products in the industrial electric motor, generator, and mechanical power transmission industries is closely tied to growth trends in the economy and levels of industrial activity and capital investment. We believe that specific drivers of demand for our products include process automation, efforts in energy conservation and productivity improvement, regulatory and safety requirements, new technologies and replacement of worn parts. Our products are typically critical parts of customers’ end-applications, and the end user’s cost associated with their failure is high. Consequently, we believe that end users of our products base their purchasing decisions on quality, reliability, efficiency and availability as well as customer service, rather than the price alone. We believe key success factors in our industry include strong reputation and brand preference, good customer service and technical support, product availability, and a strong distribution network.

First quarter 2009 order rates continued to be slow across most of our product offerings. We have begun to see a decline in the rate of distributor destocking. Approximately 80% of our mechanical power transmission products and approximately 40% of motor sales are sold through distributors, so a slower destocking rate should be a benefit for those products as the year progresses. We expect second quarter 2009 to be the most challenging quarter of the year with sales down approximately 15-20 percent from record second quarter sales in 2008. We believe a slower rate of customer inventory destocking, as well as our introduction of new products, and other sales initiatives, will benefit us in the second half of the year. We remain focused on managing production and inventory levels and are adjusting them proactively as incoming order rates change. Our manufacturing systems and proximity to our customers allow us to adjust inventories up or down quickly as incoming order rates change. In addition, during the fourth quarter of 2008, we implemented cost reduction initiatives across the Company, and began accelerating integration projects related to our recent acquisitions. Through the first quarter of 2009, we are on track to achieve more than $80 million in cost savings in 2009 as a result of our cost savings initiatives. As part of our acceleration of integration projects, in April 2009 we announced the planned consolidation of two of our manufacturing facilities into other existing facilities in the United States. We expect these consolidations to provide annual cost savings of approximately $9.0 million. The consolidations will occur during the second quarter of 2009, and the associated one-time costs are expected to be approximately $4.5 million. We have also implemented sales strategies targeted to obtain specifically identified new customers in 2009 and have obtained in excess of 150 new customers since the beginning of the year. Our broad product offering and manufacturing flexibility allows us to serve new customers quickly when business from our existing customers slows.

Results of Operations

First quarter 2009 compared to first quarter 2008

Net sales for the quarter decreased 14.5% to $402.5 million, compared to $470.5 million in 2008. Sales of industrial electric motor products decreased 11.4% for the quarter as compared to first quarter 2008 and comprised 67.7% of total sales for the quarter compared to 65.3% for the same period last year. Sales of mounted bearings, gearing, and other mechanical power transmission products, decreased 21.0% for the quarter as compared to first quarter 2008 and comprised 26.9% of total sales compared to 29.1% for the same period last year. First quarter 2009 sales include approximately $7.0 million from Maska. Sales of other products, including generators and drives, decreased 17.5% for the quarter as compared to first quarter 2008 and comprised 5.4% of total sales for the quarter compared to 5.6% for the same period last year. Sales of Super-E® premium-efficient motors continue to grow at a faster pace than standard-efficiency motors, increasing more than 25% for the quarter when compared to first quarter 2008. We believe this trend will continue as customers prepare for the December 2010 implementation of the 2007 Energy Bill which raises the minimum efficiency requirement of many motors to the level of our Super-E premium efficient motors.

Gross profit margin decreased to 28.9% in the first quarter of 2009 compared to 30.5% in the first quarter 2008 and operating profit margin decreased to 11.2% from 14.2% in the first quarter 2008. Raw materials costs were higher in 2009 than in 2008. We expect material costs to decrease over the balance of the year. Manufacturing cost savings realized in the first quarter helped to partially offset the impact of decreased net sales and resulted in sequential margin improvement when compared to fourth quarter 2008. Selling and administrative expenses increased as a percentage of sales in 2009 primarily due to the reduction in net sales. Reductions in discretionary spending partially mitigated the impact of decreased revenues.

Interest expense decreased $4.1 million over first quarter 2008 as a result of reductions in our outstanding debt balance and decreased interest rates on our variable rate debt.

Pre-tax income of $59.0 million for first quarter 2009 increased 47.4% compared to first quarter 2008 pre-tax income of $40.1 million. First quarter 2009 pretax income includes a $35.7 million noncash gain resulting from the modification of our senior secured credit facility completed on March 31, 2009. The gain is included in income from continuing operations.

Our effective income tax rate was 38.3% in first quarter 2009 compared to 36.0% in first quarter 2008. The change was primarily related to the income tax effect of the debt modification gain recorded in first quarter 2009 and the composition of taxable income between domestic and international operations.

Net income of $36.4 million, including $21.6 million, net of tax, related to the gain on debt modification, increased 42.0% from first quarter 2008 net income of $25.6 million. Diluted earnings per common share grew 41.1% to $0.79, including $0.47 related to the gain on debt modification, compared to $0.56 in first quarter 2008. Average diluted shares outstanding was 46.4 million for first quarter 2009 compared to 46.0 million for first quarter 2008.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources: Our primary sources of liquidity are cash flows from operations and funds available under our senior secured revolving credit facility. We expect that ongoing requirements for working capital, capital expenditures, dividends, and debt service will be adequately funded from these sources. At April 4, 2009, we had approximately $116.9 million of borrowing capacity under the senior secured revolving credit facility which matures in 2012. The current financial market conditions have not affected our ability to borrow from our revolving credit facility.

Cash flows from operations amounted to $27.8 million in first quarter 2009 and $26.7 million in first quarter 2008. During first quarter 2009, we utilized cash flows from operations and accumulated cash to fund property, plant and equipment additions of $6.9 million, pay dividends of $15.7 million to our shareholders, and fund $7.7 million of net debt repayments. In first quarter 2008, we utilized cash flows from operations and accumulated cash to fund property, plant and equipment additions of $7.0 million, pay dividends of $7.8 million to our shareholders, and reduce our net outstanding debt by $19.8 million.

Net cash used in investing activities was $6.9 million in first quarter 2009 and $7.0 million in first quarter of 2008 and related primarily to capital expenditures.

Financing activities in the first quarter of 2009 included dividends paid to shareholders of $15.7 million, amendment fees of $7.3 million to amend our senior secured credit agreement, and net debt payments of $7.7 million. Due to the timing of our quarter end, we funded the fourth quarter 2008 dividend in addition to the first quarter 2009 dividend during first quarter 2009.

We have a corporate family credit rating of BB- and senior secured debt rating of Ba3 with a negative outlook by Moody’s Investors Services, Inc. (“Moody’s”). We have a long-term issuer credit rating of B1 and senior secured debt rating of BB+ with a negative outlook by Standard & Poor’s Rating Service (“S&P”). We have senior unsecured debt ratings of B3 by Moody’s and B by S&P. Both ratings agencies recently affirmed, and Moody’s upgraded our liquidity rating from SGL-3 to SGL-2, following the successful amendment of our credit agreement on March 31, 2009. Our senior secured credit facility has a downward rating trigger that increases the margin paid on variable rate borrowings from 3.25% to 3.50% for any period during which our Moody’s corporate family rating is below BB- or our S&P long-term issuer rating is below B1. We have no downward rating triggers that would accelerate the maturity of amounts drawn under our senior secured credit facility. Also, we have no downward rating triggers under our senior unsecured notes.

Our senior secured credit facility and senior unsecured notes contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets, and which require us to maintain compliance with certain quarterly financial ratios. The primary financial ratios in our credit agreement are total leverage (total debt/EBITDA, as defined) and senior secured leverage (senior secured debt/EBITDA, as defined). We have maintained compliance with all covenants throughout the entire term of our credit agreement and were in compliance at April 4, 2009. Our total leverage ratio and senior secured leverage ratios were 3.67x and 2.14x, respectively, at April 4, 2009. These were within our maximum covenant requirements of 4.25x and 2.75x, respectively. Beginning June 30, 2009, our total leverage ratio and senior secured ratio covenant requirements will be 5.25x and 2.75x, respectively.

On March 31, 2009, we amended our senior secured credit facility. The amendment relaxed our total leverage and senior secured leverage ratio requirements. While we expected to maintain compliance with our financial ratio covenants, this will ensure we will maintain sufficient headroom under our covenants as we navigate through the current economic recession. In conjunction with the amendment, the margin applied to LIBOR on our variable term loan and revolver borrowings was increased to 3.25%, and a LIBOR floor of 2.00% was implemented.

The amendment of the senior secured term loan was considered a substantial modification of the debt and was accounted for as an extinguishment of debt in accordance with Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. As a result, the senior secured term loan was recorded at fair value as of the modification date which resulted in a noncash debt discount of $49.7 million being recorded in long-term obligations on the condensed consolidated balance sheet and a $35.7 million gain on debt modification included in income from continuing operations for the three months ended April 4, 2009. Fees paid related to the amendment of $5.7 million along with unamortized fess related to the original agreement of $8.3 million were considered when calculating the gain. The discount will be amortized to interest expense over the remaining term of the debt.

The amendment of the revolving credit facility was accounted for in accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”. The amendment did not change the borrowing capacity of the revolving credit facility; therefore, fees of $1.6 related to the amendment will be deferred and amortized over the remaining term of the facility agreement and unamortized fees of $1.1 related to the original agreement will continue to be amortized over the remaining term.

As a result of the senior secured credit facility amendment, pricing on the outstanding term loan borrowings and future revolver borrowings was increased from 1.75% to 3.25% and a LIBOR floor of 2.00% was added to the variable rate borrowings. The table below summarizes Baldor’s contractual obligations related to long-term debt as of April 4, 2009.

	Total	Payments due by years
(In thousands)		Less than 1	1 - 3	3- 5	More than 5
Contractual Obligations:
Long-term debt obligations (a)	$1,923,468	$107,537	$214,148	$909,333	$692,450

(a)	Includes interest on both fixed and variable rate obligations. Interest associated with variable rate obligations is based upon interest rates in effect at April 4, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

Dividend Policy: Dividends paid to shareholders amounted to $0.17 per common share in the first quarter of 2009 and in the first quarter of 2008. Our objective is for shareholders to receive dividends while also participating in Baldor’s growth. The terms of our credit agreement and indenture limit our ability to increase dividends in the future.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The Company adopted FAS 157 on December 30, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferred effective date for such nonfinancial assets and liabilities is for fiscal years beginning after November 15, 2008. We adopted the provisions of the FSP at the beginning of 2009 and the adoption did not have a material impact on the consolidated financial statements.

FASB Statement No. 141 (Revised 2007), “Business Combinations” (FAS 141R), is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, FAS 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted FAS 141R at the beginning of 2009.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” expands disclosure requirements about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008; therefore, we adopted FAS 161 in the first quarter of fiscal 2009. See Note C: Financial Derivatives for required disclosures.

FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” provides that unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities; and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have any impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments” and APB No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending March 15, 2009. We will adopt the disclosure requirements of FSP FAS 107-1 in the second quarter of 2009.

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

Baldor is a purchaser of certain commodities, including copper and aluminum, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. The Company had derivative contracts designated as commodity cash flow hedges with a fair value liability of $9.6 million recorded in other accrued expenses at April 4, 2009.

Baldor’s interest rate risk is primarily related to its senior secured credit facility which bears interest at variable rates. Additionally, the Company’s long-term obligations include senior unsecured notes totalling $550.0 million which bear interest at a fixed rate of 8.625%. The Company utilizes various interest rate instruments to manage its future exposure to interest rate risk on a portion of the variable rate obligations. Effective March 31, 2009, the Company amended its senior secured credit agreement. In conjunction with the amendment, a LIBOR floor was added to the variable rate borrowings. As a result, the Company determined that its existing interest rate instruments were no longer expected to be highly effective and were discontinued as cash flow hedges.

Details regarding the instruments as of quarter end are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
(In millions)
Swap	$250.0	April 30, 2012	5.12%	LIBOR	$(21.74)
Collar	$100.0	April 30, 2012	LIBOR	LIBOR – Floor 4.29%; Cap 6.50%	$(6.79)

(1)	LIBOR is determined each reset date based on London and New York business days.

Floating rates used in instruments are matched exactly to floating rate in credit agreement.

(2)	Fair value is an estimated amount the Company would have received (paid) to terminate the agreement.

Baldor’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high-quality securities placed with major banks and financial institutions.

Foreign affiliates comprise approximately 9% of our consolidated net sales. As a result, our exposure to foreign currency risk is not significant. We continue to monitor the effects of foreign currency exchange rates and will utilize foreign currency hedges where appropriate.

Item 4.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management is also responsible for maintaining adequate internal control over financial reporting.

Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 4, 2009. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2009.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007 and Maska on August 29, 2008, certain information included in the Company’s consolidated financial statements for the quarter ended April 4, 2009, was obtained from accounting and information systems utilized by Reliance and Maska that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The Company’s risk factors are fully described in the Company’s 2008 Form 10-K. No material changes to the risk factors have occurred since the Company filed its 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 4, 2009, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
Jan 4, 2009 – Jan 31, 2009	79	$16.29	—	—
Month #2
Feb 1, 2009 – Feb 28, 2009	11,702	$12.89	—	—
Month #3
Mar 1, 2009 – Apr 4, 2009	—	—	—	—

Total	11,781	$12.91	—	—

(1)	Consists only of shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During the first quarter of 2009, certain District Managers did not exercise any non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). When exercised, the exercise price paid by the District Managers equals the market value of the stock on the date of the grant. When a District Manager exercises an option, the Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares that have been granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company. In 2006, this DM Plan was effectively cancelled except with respect to then outstanding grants and no further awards have since been or will be granted from this Plan.

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

BALDOR ELECTRIC COMPANY
(Registrant)

Date: May 14, 2009	By:	/s/ George E. Moschner
George E. Moschner
Chief Financial Officer and Secretary (on behalf of the Registrant and as Principal Financial Officer)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.	Description
3(i) *	Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii) *	Bylaws of Baldor Electric Company, as originally adopted on May 2, 1980, and amended effective August 4, 2008, and filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

4.1 *	Specimen of Common Stock representing Common Stock, par value $0.10 per share, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 31, 2007.

4(ii).1 *	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).2 *	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).3 *	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).4 *	Form of 8 5/8% Senior Note due 2017 (incorporated by reference to Exhibit 4(ii).1).

10(i).1 *	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

10(i).1.1 *	Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007, filed as Exhibit 10(i).2.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2007.

10(i).1.2 *	Second amendment between the Company and BNP Paribas, as Administrative Agent, dated March 31, 2009, previously filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed April 4, 2009.

10(ii).1 * †	1987 Incentive Stock Plan, originally filed as Appendix A to the Registrant’s Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to the Registrant’ Annual Report on Form 10-K for the year ended December 31, 1994.

10(ii).2 * †	1994 Incentive Stock Option Plan, as restated and amended at the Company’s Annual Meeting on May 2, 1998, filed as Exhibit 10(iii)(A).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(ii).3 * †	1996 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(ii).4 * †	Stock Option Plan for Non-Employee Directors, as approved by the Company’s Board of Directors on February 5, 2001, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

10(ii).6 * †	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors and the Company’s Board of Directors on December 22, 2008, and filed as Exhibit 10(iii).5 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009.

10(iii).7 *	2006 Equity Incentive Plan, as amended effective May 2, 2009, filed as an appendix to the Registrant’s Proxy Statement dated April 3, 2009.

10(iii).8 *	Plan for Tax Deductible Executive Incentive Compensation, filed as Exhibit A to the Registrant’s Proxy Statement dated April 3, 2009.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
†	Management contract or compensatory plan or arrangement.