Form 10-Q
period 2009-07-04
BALDOR ELECTRIC CO
filed 2009-08-13
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

At July 4, 2009, there were 46,574,299 shares of the registrant’s common stock outstanding.

Baldor Electric Company

Forward-looking Statements

This quarterly report, the documents incorporated by reference into this quarterly report, and other written reports and oral statements made time to time by Baldor and its representatives may contain statements that are forward-looking. The forward-looking statements (generally identified by words or phrases indicating a projection or future expectation such as “estimate”, “believe”, “will”, “intend”, “expect”, “may”, “could”, “future”, “would”, “subject to”, “depend”, “can”, “expectations”, “if”, “should”, “pending”, “assumes”, “continued”, “ongoing”, “assumption”, “forecast”, “projected”, “probable”, or any grammatical forms of these words or other similar words) are based on our current expectations and are subject to risks and uncertainties. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” in Item 1A of our most recent Form 10-K filed with the SEC. Baldor is under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share amounts)	July 4, 2009	January 3, 2009
ASSETS
Current Assets
Cash and cash equivalents	$13,724	$13,098
Accounts receivable, less allowance for doubtful accounts of $3,932 at July 4, 2009 and $4,247 at January 3, 2009	260,908	275,789
Inventories:
Finished products	184,991	190,077
Work-in-process	47,331	56,716
Raw materials	143,387	164,574

	375,709	411,367
LIFO valuation adjustment	(64,460)	(66,447)

	311,249	344,920
Prepaid expenses	5,034	4,619
Other current assets	69,585	78,727

Total Current Assets	660,500	717,153
Property, Plant and Equipment
Land and improvements	16,625	17,070
Buildings and improvements	135,188	139,277
Machinery and equipment	615,816	603,913
Allowances for depreciation and amortization	(381,658)	(359,914)

Net Property, Plant and Equipment	385,971	400,346
Other Assets
Goodwill	1,036,857	1,033,575
Intangible assets, net of amortization	645,232	653,271
Other	23,125	29,814

Total Assets	$2,751,685	$2,834,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$71,549	$98,046
Accrued employee compensation	11,752	11,165
Accrued profit sharing	3,825	16,554
Accrued warranty costs	9,216	9,477
Accrued insurance obligations	10,297	10,667
Accrued interest expense	27,856	22,830
Other accrued expenses	100,750	110,006
Dividends payable	—	7,863
Note payable	—	735
Current maturities of long-term obligations	7,452	7,609

Total Current Liabilities	242,697	294,952

Long-term obligations	1,219,900	1,318,578
Other liabilities	70,071	72,731
Deferred income taxes	315,878	308,371
Commitments and Contingencies

		July 4, 2009	January 3, 2009
Shareholders’ Equity
Preferred stock, $0.10 par value:
Authorized shares	5,000,000
Issued and outstanding shares	None
Common stock, $0.10 par value:
Authorized shares	150,000,000
Issued shares		55,453,254	55,388,068	5,544	5,538
Outstanding shares		46,574,299	46,253,575
Additional paid-in capital				547,559	546,313
Retained earnings				562,760	534,330
Accumulated other comprehensive loss				(25,260)	(53,721)
Treasury stock, at cost		8,878,955	9,134,493	(187,464)	(192,933)

Total Shareholders’ Equity				903,139	839,527

Total Liabilities and Shareholders’ Equity				$2,751,685	$2,834,159

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$384,678	$503,973	$787,211	$974,499
Cost of goods sold	275,456	351,127	561,886	677,929

Gross profit	109,222	152,846	225,325	296,570
Selling and administrative expenses	64,964	83,920	136,064	160,992

Operating profit	44,258	68,926	89,261	135,578
Other income (loss), net	(1,114)	1,603	(333)	1,604
Gain on debt modification	—	—	35,740	—
Debt discount amortization	(2,484)	—	(2,484)	—
Interest expense	(28,376)	(24,630)	(50,859)	(51,222)

Income before income taxes	12,284	45,899	71,325	85,960
Provision for income taxes	4,489	16,527	27,109	30,949

Net income	$7,795	$29,372	$44,216	$55,011

Net earnings per common share – basic	$0.17	$0.64	$0.95	$1.19
Net earnings per common share – diluted	$0.17	$0.63	$0.95	$1.19

Weighted-average shares outstanding – basic	46,569	46,152	46,447	46,073
Weighted-average shares outstanding – diluted	46,821	46,453	46,619	46,241

Dividends declared per common share	$0.17	$0.17	$0.34	$0.34

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total
(In thousands, except per share amounts)	Shares	Amount

BALANCE AT JANUARY 3, 2009	55,388	$5,538	$546,313	$534,330	$(53,721)	$(192,933)	$839,527
Comprehensive income
Net income	—	—	—	44,216	—	—	44,216
Other comprehensive income:
Currency translation adjustments	—	—	—	—	6,402	—	6,402
Derivative unrealized loss adjustment net of income taxes of $14,417	—	—	—	—	22,059	—	22,059

Total other comprehensive income							28,461

Total comprehensive income							72,677

Stock option plans (including 20 shares exchanged and $321 income tax benefit)	65	6	3,569	—	—	(341)	3,234
Cash dividends at $0.34 per share	—	—	—	(15,786)	—	—	(15,786)
Treasury stock issued	—	—	(2,323)	—	—	5,810	3,487

BALANCE AT JULY 4, 2009	55,453	$5,544	$547,559	$562,760	$(25,260)	$(187,464)	$903,139

—	Total comprehensive income for the three and six months ending June 28, 2008 was $34.9 million and $60.7 million, respectively. Total comprehensive income for the three months ending July 4, 2009 was $25.5 million.

—	Unrealized after-tax losses on derivatives of $13.9 million and $36.0 million are included in accumulated other comprehensive income (loss) as of July 4, 2009 and January 3, 2009, respectively.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008

Operating activities:
Net income	$44,216	$55,011
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) Losses on sales of assets	695	945
Mark to market on derivative instruments	(2,597)	—
Gain on debt modification	(35,740)	—
Amortization of debt discount	2,484	—
Amortization of discontinued interest rate hedge	3,003	—
Depreciation	24,230	27,886
Amortization	11,340	11,077
Allowance for doubtful accounts receivable	(314)	(11)
Deferred income tax	4,855	(17,297)
Share-based compensation expense	3,098	4,005
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	15,195	(43,600)
Inventories	33,641	(14,574)
Other current assets	(8,007)	7,159
Accounts payable	(18,997)	37,394
Accrued expenses and other liabilities	15,760	(7,971)
Income taxes payable	7,390	16,110
Other assets, net	5,651	(4,482)

Net cash provided by operating activities	105,903	71,652

Investing activities:
Purchases of property, plant and equipment	(17,810)	(14,645)
Proceeds from sale of property, plant and equipment	59	31

Net cash used in investing activities	(17,751)	(14,614)

Financing activities:
Proceeds from long-term obligations	45,059	24,538
Principal payments of long-term obligations	(96,800)	(72,000)
Principal payments on note payable	(735)	(12,321)
Dividends paid	(23,649)	(15,668)
Stock option exercises	3,440	6,980
Excess tax benefits on share-based payments	1	298
Net decrease in bank overdrafts	(7,500)	—
Debt amendment fees	(7,342)	—

Net cash used in financing activities	(87,526)	(68,173)

Net increase (decrease) in cash and cash equivalents	626	(11,135)
Beginning cash and cash equivalents	13,098	37,757

Ending cash and cash equivalents	$13,724	$26,622

Noncash items:

—	Additional paid-in capital resulting from shares traded for option exercises amounted to $133 and $1,286 in the first six months of 2009 and 2008, respectively.

—	Treasury shares issued in March 2009 in the amount of $5,810 to fund the 2008 accrued profit sharing contribution and $3,284 in March 2008 to fund the 2007 accrued profit sharing contribution.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements

July 4, 2009

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. In the opinion of management, all adjustments (consisting of normal recurring items and adjustments to record the preliminary purchase allocation as described in NOTE B and the debt modification described in NOTE F) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended July 4, 2009, may not be indicative of the results that may be expected for the fiscal year ending January 2, 2010.

Management has evaluated whether subsequent events have occurred through August 13, 2009, the date of financial statement issuance, and has determined there have been no subsequent events requiring additional disclosure or recognition in this Form 10-Q.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2009 will contain 52 weeks. Fiscal year 2008 contained 53 weeks.

Segment Reporting: The Company operates in one reportable segment and markets, designs and manufactures industrial electric motors, drives, generators, and other mechanical power transmission products, within the power transmission equipment industry.

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

Accounts Receivable: Trade receivables are recorded in the balance sheets at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. The Company generally does not require that its customers provide collateral. No single customer represents greater than 10% of net accounts receivable at July 4, 2009 or January 3, 2009.

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

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. Changes in the carrying amount of product warranty reserves are as follows:

	Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008

Balance at beginning of period	$9,477	$9,216
Charges to costs and expenses	5,726	4,760
Payments	(5,987)	(5,588)

Balance at end of period	$9,216	$8,388

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and six months ended July 4, 2009, and June 28, 2008, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of taxable income between domestic and international operations. The significant permanent tax items primarily consist of the deduction for domestic production activities and nondeductible expenses.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent differences, statutory tax rates and tax planning opportunities. The impact of discrete items is separately recognized in the quarter in which they occur.

The effective tax rate for the three months ended July 4, 2009 and June 28, 2008 was 36.5% and 36.0%, respectively. The effective tax rate for the six months ended July 4, 2009 and June 28, 2008 was 38.0% and 36.0%, respectively. The change in the six months ended effective rate was primarily due to the additional valuation allowance for net operating loss carryforwards generated by foreign affiliates.

The Company accounts for uncertain income tax positions pursuant to Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

The Company recognizes interest and penalties related to uncertain tax positions as interest costs and selling and administrative costs, respectively. The Company had $696,000 and $824,000 in gross unrecognized tax benefits as of July 4, 2009 and January 3, 2009, respectively. Of these amounts, $452,000 and $536,000 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at July 4, 2009 and January 3, 2009, respectively. The total amount of accrued interest and penalties for such unrecognized tax benefits was $383,000 at July 4, 2009.

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

Fair value of the stock options is estimated using a Black-Scholes option pricing formula. The variables used in the option pricing formula for each grant are determined at the time of grant as follows: (1) volatility is based on the daily composite closing price of Baldor’s stock over a look-back period of time that approximates the expected option life; (2) risk-free interest rates are based on the yield of U.S. Treasury Strips as published in the Wall Street Journal or provided by a third-party on the date of the grant for the expected option life; (3) dividend yields are based on Baldor’s dividend yield published in the Wall Street Journal or provided by a third-party on the date of the grant; and (4) expected option life represents the period of time the options are expected to be outstanding. Assumptions used in the fair-value valuation are adjusted to reflect current developments at the date of grant.

The Company has granted restricted stock units under its share-based compensation plans. The Company amortizes the fair value of restricted stock unit awards, which is based on the closing market price on the date of grant, to compensation expense generally on a straight-line basis over the vesting period, taking into consideration an estimate of shares expected to vest.

SEC Staff Accounting Bulletin No. 110, Share Based Payment, allows companies to continue to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and is utilizing the simplified method for stock options granted.

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

Impairment of Goodwill and Indefinite Lived Intangibles: At July 4, 2009, goodwill and indefinite-lived intangibles amounted to $1.0 billion and $354.8 million, respectively. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. However, the Company could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

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

During the second quarter of 2009, management continued to monitor business conditions and other factors that impact expectations of future cash flows. Upon evaluation of operating results for the first six months of 2009 and current market conditions, management updated the projected revenues utilized in the January 3, 2009 interim testing at the reporting unit level. The revised revenue projections were then applied to a sensitivity analysis utilized at January 3, 2009. In addition, management monitored the Company’s market capitalization based on its stock trading price during and subsequent to the six months ended July 4, 2009. The Company’s stock trading price increased significantly during the second quarter and market capitalization has increased to a level in excess of book value. Management concluded based on the revised sensitivity analysis and market capitalization, that there is no indication that the Company’s goodwill values were impaired at July 4, 2009. Consequently an interim test was not performed. Management will continue to monitor business conditions, financial operating results, and other key indicators, and will perform additional interim testing if deemed necessary.

For the other intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized by an amount equal to that excess. A relief from royalty methodology is utilized to estimate the fair value of indefinite-lived intangible assets.

The Company’s fiscal 2008 impairment analysis of the other intangible assets did not result in an impairment charge. However, a 5% decline in the estimated fair value of one of the Company’s indefinite-lived intangible assets would have resulted in the estimated fair value falling below the carrying value by approximately $5.5 million. In conjunction with management’s updated revenue and cash flow projections, revenue projections for the Company’s other intangibles were revised and applied to a sensitivity analysis utilized at January 3, 2009. As a result of the revised sensitivity analysis, an interim test of one of the Company’s indefinite-lived intangibles value was performed at July 4, 2009. In performing the interim test, management utilized the assistance of outside valuation experts to update critical assumptions utilized in the relief from royalty methodology. The interim impairment analysis did not result in an impairment charge. However, a 5% decline in the estimated fair value of this indefinite-lived intangible would result in the estimated fair value falling below the carrying value by approximately $7.7 million. Management will continue to monitor business conditions and projected revenues related to its indefinite-lived intangibles and will perform additional interim testing if deemed necessary.

NOTE B – Acquisitions

On August 29, 2008, Baldor acquired Poulies Maska, Inc. (Maska) of Ste-Claire, Quebec, Canada. The purchase price was $43.2 million which was funded by cash and borrowings under the revolving credit facility. Maska is a designer, manufacturer and marketer of sheaves, bushings, couplings and related mechanical power transmission components. The acquisition gives Baldor a second plant in both Canada and China and expands the Company’s market share of sheaves and bushings in North America. Maska’s results of operations are not material to the Company’s consolidated financial statements and accordingly, pro forma information has not been presented. The Company’s consolidated financial statements include the results of operations of Maska beginning August 30, 2008.

The purchase price allocation is preliminary, pending the finalization of asset valuations. The excess of the purchase price over the estimated fair values is assigned to goodwill. Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

(In thousands)

Current assets	$24,954
Property, plant and equipment	18,270
Intangible assets subject to amortization – Trade names (useful life of 10 years)	3,174
Goodwill	5,593

Total assets acquired	51,991

Current liabilities	5,512
Long-term obligations	2,311
Deferred income taxes	1,005

Total liabilities assumed	8,828

Net assets acquired	$43,163

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

Cash Flow Hedges

The Company has entered into certain commodity forward contracts to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. The effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness are recognized in earnings in the current period. Ineffective portions of the Company’s commodity cash flow hedges were not material during the three and six months ended July 4, 2009 and June 28, 2008.

As of July 4, 2009, the Company had the following outstanding commodity forward contracts:

Commodity	Volume in Pounds
Copper	20,907,500

Losses recognized on commodity cash flow hedges increased cost of sales by $5.2 million in the second quarter of 2009 and gains recognized reduced cost of sales by $2.4 million in the second quarter of 2008. Losses recognized on commodity cash flow hedges increased cost of sales by $19.7 million in the first six months of 2009 and gains recognized reduced cost of sales by $3.8 million in the first six months of 2008. The Company expects after-tax gains totaling $1.5 million at July 4, 2009, recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges, will be recognized in cost of sales within the next eighteen months.

The Company has entered into interest rate instruments related to variable rate long-term obligations. The notional amount is $350.0 million and the instruments mature on April 30, 2012. Unrealized after-tax losses of $15.4 million are recorded in accumulated other comprehensive income at July 4, 2009. On March 31, 2009, the Company amended its senior secured credit agreement. In conjunction with the amendment, a LIBOR floor was added to the variable rate borrowings. As a result, the Company determined that its existing interest rate hedges were no longer expected to be highly effective. Accordingly, effective March 31, 2009, the interest rate hedge instruments were discontinued as cash flow hedges. Accumulated after-tax losses recorded in accumulated other comprehensive income (loss) prior to the discontinuance will remain in accumulated other comprehensive income and will be recognized in earnings when the forecasted transactions occur or become probable of not occurring. The change in fair value of the interest rate hedge instrument was $2.6 million for the three and six months ended July 4, 2009 and is included in interest expense on the condensed consolidated statements of income.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the condensed consolidated statement of income for the three and six months ended July 4, 2009 (in thousands):

Derivatives designated as hedging instruments under Statement 133 – Cash flow hedges	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income
	July 4, 2009		July 4, 2009
	Three months	Six months	Three months	Six months
Interest rate contracts (1)	$—	$(108)	$(3,003)	$(3,003)
Commodity contracts	6,863	13,883	(5,244)	(19,698)

Total	$6,863	$13,775	$(8,247)	$(22,701)

(1)

Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges. The loss reclassified from Accumulated OCI for the three and six months ended represents the amortization related to the discontinuance of cash flow hedges.

Derivatives not designated as hedging instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		July 4, 2009
		Three months	Six months
Interest rate contracts (1)	Interest Expense	$2,597	$2,597

Total		$2,597	$2,597

(1)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

The following table sets forth the fair value of all derivative instruments outstanding in the condensed consolidated balance sheets as of July 4, 2009 (in thousands):

	July 4, 2009
	Balance Sheet Classification	Fair Value
Derivative Assets

Derivatives designated as hedging instruments under Statement 133

Commodity contracts	Other Current Assets	$3,469

Total derivative assets – designated		3,469

Total derivative assets		$3,469

Derivative Liabilities

Derivatives designated as hedging instruments under Statement 133

Commodity contracts	Other Accrued Expenses	$(914)

Total derivative liabilities – designated		(914)

Derivatives not designated as hedging instruments under Statement 133

Interest rate contracts (1)	Other Accrued Expenses	(25,932)

Total derivative liabilities – not designated		(25,932)

Total derivative liabilities		$(26,846)

(1)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

Unrealized gains or losses related to the Company’s cash flow hedges are recorded in accumulated other comprehensive income (loss) at each measurement date. Unrealized gains or losses related to instruments that are not designated as hedges are recorded through the statement of income at each measurement date.

NOTE D – Goodwill and Other Intangible Assets

The amounts of goodwill at July 4, 2009 and January 3, 2009 are as follows:

(In thousands)

Balance at January 3, 2009	$1,033,575
Purchase accounting adjustments related to Maska valuation	3,506
Translation adjustment	(224)

Balance at July 4, 2009	$1,036,857

The amounts of other intangible assets by type are as follows:

(In thousands)	July 4, 2009	January 3, 2009

Gross carrying value:

Tradenames – indefinite lived	$354,800	$354,800
Trademarks – definite lived	3,174	2,946
Customer relationships	292,000	292,000
Technology	32,000	32,000
Less accumulated amortization:
Trademarks	(265)	—
Customer relationships	(31,195)	(24,337)
Technology	(5,282)	(4,138)

Total intangible assets	$645,232	$653,271

Intangibles are amortized over their estimated period of benefit of five to 30 years, beginning with the date the benefits from intangible items are realized.

NOTE E – Note Payable

The Company’s wholly-owned Chinese subsidiary entered into a short-term note payable during the fourth quarter of 2007. The principal balance was $735,000 at January 3, 2009 and was paid off during the first quarter of 2009.

NOTE F – Long-term Obligations

Long-term obligations are as follows:

($ In thousands)	Interest Rate at July 4, 2009	July 4, 2009	January 3, 2009

Senior secured term loan, variable interest rate	5.250%	$358,069	$361,627
Senior secured term loan, variable interest rate – hedged	8.833%	350,000	350,000
Revolving credit facility, variable interest rate	5.250%	13,500	60,000
Senior unsecured notes, fixed interest rate	8.625%	550,000	550,000
Other	3.860%	2,988	4,560

		1,274,557	1,326,187
Less current maturities		7,452	7,609

		1,267,105	1,318,578
Less discount on senior secured term loan		47,205	—

		$1,219,900	$1,318,578

Amendment of Senior Secured Term and Revolving Credit Facility

Effective March 31, 2009, the Company amended its senior secured credit facility. The amendment relaxed certain financial ratio covenants through the remaining term of the agreement. In conjunction with the amendment, pricing on the outstanding term loan borrowings and future revolver borrowings was increased from 1.75% to 3.25% and a LIBOR floor of 2.00% was added to the variable rate borrowings.

The modification of the senior secured term loan was accounted for as an extinguishment of debt in accordance with Emerging Issues Task Force (EITF) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. As a result, the senior secured term loan was recorded at fair value as of the modification date which resulted in a noncash debt discount of $49.7 million being recorded in long-term obligations on the condensed consolidated balance sheet and a $35.7 million gain on debt modification in income from continuing operations in the condensed consolidated statement of income. Fees paid related to the amendment of $5.7 million along with unamortized fees related to the original agreement of $8.3 million were deducted when calculating the gain. The discount is being amortized to other expense over the remaining term of the debt. Amortization amounted to $2.5 million for the three and six months ended July 4, 2009.

The modification of the revolving credit facility was accounted for in accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”. The amendment did not change the borrowing capacity of the revolving credit facility; therefore, fees of $1.6 million related to the amendment were deferred and are being amortized over the remaining term of the facility agreement and unamortized fees of $1.1 million related to the original agreement continue to be amortized over the remaining term.

Senior Secured Term and Revolving Credit Facility

Interest on the term loan is due periodically and calculated based on 3.25% plus a variable adjusted London Inter-Bank Offered Rate (“LIBOR”) with a minimum LIBOR rate of 2.0%. Quarterly principal payments of $1.78 million are due beginning July 31, 2009, and continue through January 31, 2013, at which date subsequent quarterly principal payments increase to $167.2 million through the loan due date of January 31, 2014 with a final payment of $179.7 million.

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

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of July 4, 2009.

The revolving credit (“RC”) agreement, which matures April 30, 2012, provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. As of July 4, 2009, the Company had $13.5 million outstanding under the revolver. An RC commitment fee is due quarterly at the annual rate of 0.625% on the unused amount of the RC commitment. At July 4, 2009, $21.5 million of LC’s were issued which reduces the aggregate LC and RC availability. Availability totaled $165.0 million at July 4, 2009. LC participation fees of 3.25% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on RC borrowings accrues at 3.25% plus LIBOR (0.32% at July 4, 2009) with a minimum rate of 2.0% or 1.25% per annum plus Prime (3.25% at July 4, 2009).

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

Interest paid was $9.5 million and $11.4 million in second quarter 2009 and 2008, respectively. Interest paid during the first six months of 2009 and 2008 was $41.7 million and $53.5 million, respectively.

NOTE G – Commitments and Contingencies

The Company is subject to a number of legal actions arising in the ordinary course of business. Management expects the ultimate resolution of these actions will not materially affect the Company’s financial position, results of operations, or cash flows.

Prior to the Company’s acquisition of Reliance Electric, Reliance’s parent company, Rockwell Automation, determined actions by a small number of employees at certain of Reliance’s operations in one jurisdiction may have violated the Foreign Corrupt Practices Act (“FCPA”) or other applicable laws. Reliance did business in this jurisdiction with government owned enterprises or government owned enterprises evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Rockwell voluntarily disclosed these actions to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) beginning in September 2006. Rockwell has agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues. If violations of the FCPA occurred, Rockwell and Reliance may be subject to consequences that could include fines, penalties, other costs and business-related impacts. Rockwell and Reliance could also face similar consequences from local authorities. The Company has been indemnified by Rockwell against government penalties arising from these potential violations. This indemnification covers only penalties and may not cover expenses incurred by the Company for future compliance. The Company conducts compliance training on a regular schedule.

NOTE H – Profit-Sharing Plan, Pension Plan and Other Postretirement Benefits

The Company has a profit-sharing plan covering most domestic employees with more than two years of service. The Company’s contribution is derived by a formula that resulted in contributions of approximately 12% of pre-tax earnings of participating companies.

As a result of the acquisition of Reliance, the Company assumed defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $49.3 million at July 4, 2009 and $51.9 million at January 3, 2009 are included in other liabilities on the condensed consolidated balance sheets.

Net periodic pension and other postretirement benefit costs include the following components for the three and six months ended July 4, 2009 and June 28, 2008, respectively.

Pension Benefits

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$87	$121	$172	$241
Interest cost	52	48	103	96
Expected return on assets	(33)	(57)	(65)	(115)
Amortization of prior service costs	2	3	4	6
Amortization of net loss	—	—	—	—

Net periodic benefit cost	$108	$115	$214	$228

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$25	$40	$47	$80
Interest cost	805	710	1,533	1,420
Expected return on assets	—	—	—	—
Amortization of prior service costs	—	—	—	—
Amortization of net loss	—	—	—	—

Net periodic benefit cost	$830	$750	$1,580	$1,500

The Company made contributions to the pension plans of $112,000 and $117,000 for the three months ended July 4, 2009 and June 28, 2008, respectively and $216,000 and $236,000 for the six months ended July 4, 2009 and June 28, 2008, respectively. The Company made contributions to the postretirement plan of approximately $2.0 million for the three months ended July 4, 2009 and June 28, 2008, respectively and $3.8 million and $3.6 million for the six months ended July 4, 2009 and June 28, 2008, respectively. The Company expects to contribute a total of $400,000 to the pension plans in 2009 and expects to contribute a total of $4.6 million to the postretirement benefit plan in 2009.

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

The 2006 Plan is the only Plan under which awards can be granted. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled except with respect to then outstanding grants and no further awards have since been or will be granted from those plans. In May 2009, shareholders approved an amendment to the 2006 Plan increasing the shares authorized by 1,500,000.

A summary of the Company’s stock plans and summary details about each Plan as of July 4, 2009, follows.

Plan	Shares Authorized	Current Plan Status	Typical Grant Life
1990	501,600	Cancelled in 2006; except for options outstanding	6 years
1994	4,000,000	Cancelled in 2006; except for options outstanding	10 years
1996	200,000	Expired in 2001; except for options outstanding	10 years
2001	200,000	Cancelled in 2006; except for options outstanding	10 years
2006	4,500,000	Active	10 years

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

2006 Plan: Awards granted under the 2006 Plan have included: incentive stock options, non-qualified stock options, and non-vested stock units. Non-vested stock units were awarded with no exercise price. Other awards permitted under this Plan include stock appreciation rights, restricted stock, and performance awards; however, no such awards have been granted. Option re-pricing is not permitted.

A summary of option activity under the Plans during the six month period ended July 4, 2009, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at January 3, 2009	2,702,845	$31.11
Granted	518,258	15.16
Exercised	(10,126)	16.44
Expired	(81,391)	22.59
Forfeited	(30,874)	36.19

Outstanding at July 4, 2009	3,098,712	28.66	6.9 years	$5,999

Vested or expected to vest at July 4, 2009	3,034,589	28.57	6.9 years	$5,820
Exercisable at July 4, 2009	1,789,047	27.72	5.5 years	$1,542

The weighted-average grant-date fair value of options granted was $3.57 and $7.70 in the first six months of 2009 and 2008, respectively. The total intrinsic value of options exercised was $64,000 and $3.5 million during the first six months of 2009 and 2008, respectively.

As of July 4, 2009, there was $5.3 million of total unrecognized compensation cost related to non-vested options granted under the Plans expected to be recognized over a weighted-average period of 1.4 years.

A summary of non-vested stock unit activity under the Plans during the six month period ended July 4, 2009, is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit

Non-vested at beginning of period	141,368	$31.62
Granted	74,072	13.38
Vested	(57,514)	36.28
Forfeited	(3,192)	29.86

Non-vested at end of period	154,734	19.87

The total fair value of stock units vested during the first six months of 2009 and 2008 was $2.1 million and $1.4 million, respectively.

As of July 4, 2009, there was $1.4 million of total unrecognized compensation cost expected to be recognized over a weighted-average period of 1.1 years related to non-vested stock units granted under the Plans.

Listed in the table below are the weighted-average assumptions for options granted in the period indicated.

	Six Months Ended
	July 4, 2009	June 28, 2008

Volatility	36.5%	30.9%
Risk-free interest rates	2.2%	3.0%
Dividend yields	4.8%	2.4%
Expected option life	6.0 years	5.9 years

NOTE J – Earnings Per Share

The table below details earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Numerator:
Net income	$7,795	$29,372	$44,216	$55,011

Denominator Reconciliation:
Weighted-average shares – basic	46,569	46,152	46,447	46,073
Effect of dilutive securities – stock options and non-vested stock units	252	301	172	168

Weighted-average shares – diluted	46,821	46,453	46,619	46,241

Earnings per common share – basic	$0.17	$0.64	$0.95	$1.19
Earnings per common share – diluted	$0.17	$0.63	$0.95	$1.19

The total number of anti-dilutive securities excluded from the above calculations was 2,201,296 and 955,558 for the three months ended July 4, 2009, and June 28, 2008, respectively and 2,621,956 and 960,858 for the six months ended July 4, 2009, and June 28, 2008, respectively.

NOTE K – Sale of Real Estate

In September 2008, the Company sold real property with a book value of $22.3 million. Proceeds from the sale totaled $30.7 million, of which $6.1 million was invested in the entity which acquired the real property. Due to continuing involvement in the property, no gain was recognized and the value of the real property remains on the consolidated balance sheets and continues to be depreciated. The proceeds received have been recorded as a liability and are included in other accrued expenses on the consolidated balance sheet at July 4, 2009.

NOTE L – Fair Value Measurements

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

Assets (liabilities) measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements as of July 4, 2009
	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(19,697)	$—	$(19,697)
Interest rate collar	—	(6,235)	—	(6,235)
Copper swaps	3,975	(92)	—	3,883
Copper collars	—	(1,328)	—	(1,328)

Total	$3,975	$(27,352)	$—	$(23,377)

The Company’s methods and assumptions used to estimate the fair value of debt include quoted market prices for fixed rate debt and other quoted prices for variable rate debt. The carrying amounts and estimated fair values of the Company’s long-term debt at July 4, 2009 is summarized below:

(In thousands)	Carrying Value	Estimated Fair Value
Senior notes	$550.0	$506.0
Term loan	$660.9	$641.7

The carrying amounts of cash and cash equivalents, receivables, and trade payables at July 4, 2009, approximate their fair value due to the short term maturity of these instruments.

NOTE M – Restructuring Charges

In April, the Company announced a plan to consolidate manufacturing operations of its Ft. Mill, SC and Columbus, IN plants into other existing plants in the United States. Both restructurings are part of manufacturing integration resulting from the Company’s 2007 acquisition of Reliance Electric. One-time costs of $4.5 million related to the restructurings are expected to be incurred. The Company incurred restructuring charges of approximately $3.0 million during the three and six months ended July 4, 2009 and expects the additional $1.5 million to be incurred during the balance of 2009. These charges are included in cost of goods sold in the condensed consolidated statements of income.

A summary of the restructuring costs is below:

(In thousands)	Estimated Total Cost	YTD July 4, 2009	Costs Remaining at July 4, 2009
One-time termination costs	$2,823	$2,823	$—
Employee relocation costs	104	104	—
Transportation costs	1,600	86	1,514

Total	$4,527	$3,013	$1,514

Included in other current assets are long-lived assets amounting to $1.9 million that have been classified as held for sale.

NOTE N – Recently Issued Accounting Pronouncements

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

The FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1), an amendment of FAS No. 107, “Disclosures about Fair Values of Financial Instruments” and APB No. 28, “Interim Financial Reporting” and requires disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. The Company adopted the disclosure requirements of FSP FAS 107-1 in the second quarter of 2009. See Note L: Fair Value Measurements for required disclosures.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009; therefore, the Company adopted FAS 165 in the second quarter of 2009. The adoption did not have a material impact on the consolidated financial statements and disclosures. See Note A, “Basis of Presentation” above for required disclosures.

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

On August 29, 2008, Baldor acquired Poulies Maska, Inc. (Maska) of Ste-Claire, Quebec, Canada. The purchase price was $43.2 million which was funded with cash and borrowings under the revolving credit facility. Maska is a designer, manufacturer and marketer of sheaves, bushings, couplings and related mechanical power transmission components. The acquisition gives Baldor a second plant in both Canada and China and expands the Company’s market share of sheaves and bushings in North America. The Company’s consolidated financial statements include the results of operations of Maska beginning August 30, 2008.

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

We are not dependent on any one industry or customer for our financial performance, and no single customer represented more than 10% of our net sales for the quarters and six months ended July 4, 2009, and June 28, 2008. For the quarters ended July 4, 2009 and June 28, 2008, domestic net sales generated through distributors, representing primarily sales of replacement products, amounted to 48.1% and 49.1% of total product sales, respectively. For the six month periods ended July 4, 2009 and June 28, 2008, domestic net sales generated through distributors amounted to 47.6% and 48.7%, respectively. Domestic sales to OEMs were approximately 51.9% and 50.9% of total product sales for the quarters ended July 4, 2009 and June 28, 2008, respectively. For the six month periods ended July 4, 2009 and June 28, 2008, sales to OEMs were approximately 52.4% and 51.3%, respectively. OEMs primarily use our products in new installations. This expands our installed base and leads to future replacement product sales through distributors.

We manufacture substantially all of our products. Consequently, our costs include the cost of raw materials, including steel, copper and aluminum, and energy costs. Should these costs increase and our sales prices are not adjusted, our margins are negatively impacted. We seek to offset increases through a continued focus on product design improvements, including redesigning our products to reduce material content and investing in capital equipment that assists in eliminating waste, hedging of certain raw material prices, and by modest price increases in our products. Our manufacturing facilities are also significant sources of fixed costs. Our margins are negatively impacted to the extent we cannot promptly decrease these costs to match declines in net sales. During the first six months of 2009, we have been successful in reducing our fixed costs sufficiently to more than offset the margin impact of declining sales in 2009.

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

Second quarter 2009 domestic order rates continued to be slow across most of our product offerings. While distributors continued to reduce their inventories during the quarter as we expected, order rates improved as the quarter progressed. We have begun to see a decline in the rate of distributor destocking. Approximately 80% of our domestic mechanical power transmission products and approximately 40% of domestic motor sales are sold through distributors, so a slower destocking rate will be a benefit for those products as the year progresses. We expect third quarter 2009 net sales to be down approximately 20% from record third quarter sales in 2008. We believe a slower rate of customer inventory destocking, as well as our introduction of new products, and other sales initiatives, will benefit us in the second half of the year.

International sales of approximately $70.5 million for the second quarter of 2009 were down approximately 11.9% from the same period last year and comprised 18.3% of total product sales for the quarter compared to 15.9% for the same period last year. Sales in Asia Pacific increased 27.7% from second quarter 2008 and included record sales and earnings in China. We expect continued strong growth in our Asia Pacific business in the second half of the year.

We remain focused on managing production and inventory levels and are adjusting them proactively as incoming order rates change. During the second quarter of 2009, we reduced total inventories approximately $33.6 million, primarily in raw materials and work-in-process. Having the appropriate quantities and mix of finished goods inventories is a competitive advantage for us, particularly as our distributors reduce their inventories. Effective management of our inventories allows us to maximize working capital utilization for debt reduction and take advantage of sales opportunities when they are presented. While we expect to further reduce inventories in the third quarter, we will manage them in a way that will not negatively impact our customers or inhibit our ability to take advantage of new order opportunities. Our manufacturing systems and proximity to our customers allow us to adjust inventories up or down quickly as incoming order rates change.

During the fourth quarter of 2008, we implemented cost reduction initiatives across the Company, and began accelerating integration projects related to our recent acquisitions. Through the second quarter of 2009, we are on track to achieve more than $90 million in annual cost reductions by the end of fiscal year 2009. Our proactive significant cost reduction achievements combined with continued productivity improvements are evident in our sequentially improving operating margins during the first two quarters of 2009 when compared to fourth quarter 2008. We expect our operating margin to continue to improve throughout the balance of the year. As part of our acceleration of integration projects in April 2009, we announced the consolidation of two of our manufacturing facilities into other existing facilities in the United States. We expect these consolidations to provide annual cost savings of approximately $9.0 million and a one-time cost of approximately $4.5 million. These consolidations were substantially completed during the second quarter of 2009 and will be finalized during the balance of 2009.

We have also implemented a bounty hunt sales strategy targeted to obtain specifically identified new customers in 2009 and have obtained in excess of 200 new customers since the beginning of the year. Our broad product offering, continuous introduction of new products, and manufacturing flexibility allows us to serve new customers quickly when business from our existing customers slows.

Results of Operations

Second quarter 2009 compared to second quarter 2008

Net sales for the quarter decreased 23.7% to $384.7 million, compared to $504.0 million in 2008. Sales of industrial electric motor products decreased 24.2% for the quarter as compared to second quarter 2008 and comprised 64.5% of total sales for the quarter compared to 65.0% for the same period last year. Sales of mounted bearings, gearing, and other mechanical power transmission products, decreased 19.9% for the quarter as compared to second quarter 2008 and comprised 29.9% of total sales compared to 28.5% for the same period last year. Second quarter 2009 sales include approximately $2.1 million from the operations of Maska. Sales of other products, including generators and drives, decreased 34.4% for the quarter as compared to second quarter 2008 and comprised 5.6% of total sales for the quarter compared to 6.5% for the same period last year. Sales of Super-E® premium-efficient motors continue to grow at a steady pace, increasing 11.7% for the quarter when compared to second quarter 2008. We believe this trend will continue as customers prepare for the December 2010 implementation of the 2007 Energy Bill which raises the minimum efficiency requirement of many motors to the level of our Super-E premium efficient motors.

Gross profit margin decreased to 28.4% in the second quarter of 2009 compared to 30.3% in the second quarter 2008 and operating profit margin decreased to 11.5% from 13.7% in the second quarter 2008. Second quarter 2009 manufacturing costs included approximately $3.0 million of one-time costs related to the consolidations of our Ft. Mill, SC and Columbus, IN manufacturing facilities into other existing facilities in the U.S. As a result of continued product design improvements, reduction of waste, and price improvement in certain commodities, our materials cost as a percentage of sales improved in the second quarter of 2009 when compared to the same period last year. We expect continued improvement in the second half of the year. In addition, we achieved significant manufacturing cost reductions during the second quarter of 2009. These reductions combined with the improvement in materials costs partially offset the impact of decreased net sales and one-time restructuring costs on our gross profit margin. Materials and manufacturing cost savings combined with reductions in selling and administrative overhead costs, realized in the second quarter, helped to partially offset the impact of decreased net sales and resulted in sequential operating margin improvement when compared to first quarter 2009 and fourth quarter 2008.

Interest expense increased $3.7 million over second quarter 2008. While we reduced our outstanding debt balance by $44.6 million during the second quarter of 2009, interest rates on our variable rate debt increased as a result of the March 31, 2009 amendment of our senior secured credit facility. Pre-tax income of $12.3 million for second quarter 2009 decreased 73.2% compared to second quarter 2008 pre-tax income of $45.9 million. Second quarter 2009 includes $2.5 million noncash debt discount amortization expense related to the modification of our senior secured credit facility completed March 31, 2009. The total discount of approximately $49.7 million is being amortized over the remaining term of the credit facility which matures January 31, 2014.

Our effective income tax rate was 36.5% in second quarter 2009 compared to 36.0% in second quarter 2008. The change was primarily related to the composition of taxable income between domestic and international operations.

Net income of $7.8 million decreased 73.5% from second quarter 2008 net income of $29.4 million. Diluted earnings per common share decreased 73.0% to $0.17 compared to $0.63 in second quarter 2008. Average diluted shares outstanding was 46.8 million for second quarter 2009 compared to 46.5 million for second quarter 2008.

Six months ended July 4, 2009 compared to six months ended June 28, 2008

Net sales for the first six months of 2009 decreased 19.2% to $787.2 million, compared to $974.5 million in the first six months of 2008. Sales of industrial electric motor products decreased 18.0% for the first six months of 2009 as compared to the first six months of 2008 and comprised 66.2% of total sales compared to 65.1% for the same period last year. Sales of mounted bearings, gearing, and other mechanical power transmission products, decreased 20.5% for the first six months of 2009 as compared to the first six months of 2008 and comprised 28.4% of total sales compared to 28.8% for the same period last year. The first six months of sales for 2009 include approximately $10.4 million from the operations of Maska. Sales of other products, including generators and drives, decreased 26.8% for the first six months of 2009 as compared to the first six months of 2008 and comprised 5.5% of total sales compared to 6.1% for the same period last year. Sales of Super-E® premium-efficient motors grew 20.0% for the first six months of 2009 when compared to the same period last year. We believe this trend will continue as customers prepare for the December 2010 implementation of the 2007 Energy Bill which raises the minimum efficiency requirement of many motors to the level of our Super-E premium efficient motors.

Gross profit margin decreased to 28.6% in the first six months of 2009 compared to 30.4% in the first six months of 2008 and operating profit margin decreased to 11.3% from 13.9% for the same period. Improved materials costs during the second quarter of 2009 combined with continued manufacturing cost reductions partially offset the impact of decreased net sales on our gross profit margin. Our materials cost improvements, and reductions in manufacturing costs and selling and administrative overhead costs, realized in the first six months of 2009, helped to partially offset the impact of decreased net sales and have resulted in sequentially improving operating margins during the first two quarters of 2009 when compared to fourth quarter 2008.

Interest expense decreased $.4 million over the first six months of 2008 as a result of reductions in our outstanding debt balance during the first six months of 2009, and decreased interest rates on our variable rate debt in the first quarter of 2009 prior to the amendment of our senior secured credit facility. Pre-tax income of $71.3 million for the first six months of 2009 decreased 17.0% compared to $86.0 for the first six months of 2008. Pretax income for the first six months of 2009 includes a $35.7 million noncash gain and $2.5 million noncash debt discount amortization expense, resulting from the modification of our senior secured credit facility completed on March 31, 2009. These amounts are included in income from continuing operations.

Our effective income tax rate was 38.0% in the first six months of 2009 compared to 36.0% in the first six months of 2008. The change was primarily due to the additional valuation allowance for net operating loss carryforwards generated by foreign affiliates.

Net income of $44.2 million, including $21.6 million, net of tax, related to the gain on debt modification, decreased 19.6% from the first six months of 2008 net income of $55.0 million. Diluted earnings per common share of $0.95, including $0.47 related to the gain on debt modification, decreased 20.2% compared to $1.19 in the first six months of 2008. Average diluted shares outstanding was 46.6 million for the first six months of 2009 compared to 46.2 million for the first six months of 2008.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources: Our primary sources of liquidity are cash flows from operations and funds available under our senior secured revolving credit facility. We expect that ongoing requirements for working capital, capital expenditures, dividends, and debt service will be adequately funded from these sources. At July 4, 2009, we had approximately $165.0 million of borrowing capacity under the senior secured revolving credit facility which matures in 2012. The current financial market conditions have not affected our ability to borrow from our revolving credit facility.

Cash flows from operations amounted to $105.9 million in the first six months of 2009 and $71.7 million in the first six months of 2008. Reductions in inventories, particularly during the second quarter, contributed $33.6 million to operating cash flows in the first six months of 2009. During the first six months of 2009, we utilized cash flows from operations to fund property, plant and equipment additions of $17.8 million, pay dividends of $23.6 million to our shareholders, and fund $52.5 million of net debt reductions. In the first six months of 2008, we utilized cash flows from operations and accumulated cash to fund property, plant and equipment additions of $14.6 million, pay dividends of $15.7 million to our shareholders, and reduce our net outstanding debt by $59.8 million.

Net cash used in investing activities was $17.8 million in the first six months of 2009 and $14.6 million in the first six months of 2008 and related primarily to capital expenditures.

Financing activities in the first six months of 2009 included dividends paid to shareholders of $23.6 million, amendment fees of $7.3 million to amend our senior secured credit agreement, and net debt payments of $52.5 million. Due to the timing of our quarter end, we funded the fourth quarter 2008 dividend in addition to the first quarter 2009 dividend during first quarter 2009.

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

Our senior secured credit facility and senior unsecured notes contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets, and which require us to maintain compliance with certain quarterly financial ratios. The primary financial ratios in our credit agreement are total leverage (total debt/EBITDA, as defined) and senior secured leverage (senior secured debt/EBITDA, as defined). We have maintained compliance with all covenants and were in compliance at July 4, 2009. Our total leverage ratio and senior secured leverage ratios were 3.81x and 2.17x, respectively, at July 4, 2009. These were within our maximum covenant requirements of 5.25x and 2.75x, respectively.

On March 31, 2009, we amended our senior secured credit facility. The amendment relaxed our total leverage and senior secured leverage ratio requirements and will help to ensure we maintain sufficient headroom under our covenants as we navigate through the current economic recession. In conjunction with the amendment, the margin applied to LIBOR on our variable term loan and revolver borrowings was increased to 3.25%, and a LIBOR floor of 2.00% was implemented.

The amendment of the senior secured term loan was considered a substantial modification of the debt and was accounted for as an extinguishment of debt in accordance with Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. As a result, the senior secured term loan was recorded at fair value as of the modification date which resulted in a noncash debt discount of $49.7 million being recorded in long-term obligations on the condensed consolidated balance sheet and a $35.7 million gain on debt modification included in income from continuing operations in the condensed consolidated statement of income. Fees paid related to the amendment of $5.7 million along with unamortized fess related to the original agreement of $8.3 million were considered when calculating the gain. The discount is being amortized to other expense over the remaining term of the debt. Amortization amounted to $2.5 million for the three and six months ended July 4, 2009.

The amendment of the revolving credit facility was accounted for in accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”. The amendment did not change the borrowing capacity of the revolving credit facility; therefore, fees of $1.6 million related to the amendment were deferred and are being amortized over the remaining term of the facility agreement and unamortized fees of $1.1 million related to the original agreement continue to be amortized over the remaining term.

As a result of the senior secured credit facility amendment, pricing on the outstanding term loan borrowings and future revolver borrowings was increased from 1.75% to 3.25% and a LIBOR floor of 2.00% was added to the variable rate borrowings.

The table below summarizes Baldor’s contractual obligations related to long-term debt as of July 4, 2009.

(In thousands)		Payments due by years
	Total	Less than 1	1 – 3	3 – 5	More than 5
Contractual Obligations:
Long-term debt obligations (a)	$1,857,542	$104,925	$223,857	$836,310	$692,450

(a)	Includes interest on both fixed and variable rate obligations. Interest associated with variable rate obligations is based upon interest rates in effect at July 4, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

Dividend Policy: Dividends paid to shareholders amounted to $0.34 per common share in the first six months of 2009 and 2008. Our objective is for shareholders to receive dividends while also participating in Baldor’s growth. The terms of our credit agreement and indenture limit our ability to increase dividends in the future.

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

The FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1), an amendment of FAS No. 107, “Disclosures about Fair Values of Financial Instruments” and APB No. 28, “Interim Financial Reporting”, and requires disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. We adopted the disclosure requirements of FSP FAS 107-1 in the second quarter of 2009. See Note L: Fair Value Measurements for required disclosures.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009; therefore, we adopted FAS 165 in the second quarter of 2009. The adoption did not have a material impact on the consolidated financial statements and disclosures. See Note A, “Basis of Presentation” above for required disclosures.

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

Baldor is a purchaser of certain commodities, including copper and aluminum, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. The Company had derivative contracts designated as commodity cash flow hedges with a fair value liability of $.9 million recorded in other accrued expenses and a fair value asset of $3.5 million recorded in other current assets at July 4, 2009.

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

Details regarding the instruments as of quarter end are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
(In millions)

Swap	$250.0	April 30, 2012	5.12%	LIBOR	$(19.70)
Collar	$100.0	April 30, 2012	LIBOR	LIBOR – Floor 4.29%; Cap 6.50%	$(6.23)

(1)	LIBOR is determined each reset date based on London and New York business days. Floating rates used in instruments are matched exactly to floating rate in credit agreement.
(2)	Fair value is an estimated amount the Company would have received (paid) to terminate the agreement.

Baldor’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high-quality securities placed with major banks and financial institutions.

Foreign affiliates comprise approximately 12.6% of our consolidated net sales for the six months ended July 4, 2009. As a result, our exposure to foreign currency risk is not significant. We continue to monitor the effects of foreign currency exchange rates and will utilize foreign currency hedges where appropriate.

Item 4.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management is also responsible for maintaining adequate internal control over financial reporting.

Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 4, 2009. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2009.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007 and Maska on August 29, 2008, certain information included in the Company’s consolidated financial statements for the quarter and six months ended July 4, 2009, was obtained from accounting and information systems utilized by Reliance and Maska that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. During the second quarter of 2009, some of Reliance and Maska’s accounting and financial reporting systems were integrated into the Company’s systems. As a result, certain processes were changed. There have been no other changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the first six months of 2009 that has materially affected, or is reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The Company’s risk factors are fully described in the Company’s 2008 Form 10-K. No material changes to the risk factors have occurred since the Company filed its 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 4, 2009, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
Apr 5, 2009 – May 2, 2009	2,104	$19.98	—	—
Month #2
May 3, 2009 – May 30, 2009	559	$21.40	—	—
Month #3
May 31, 2009 – July 4, 2009	5,236	$25.71	—	—

Total	7,899	$23.88	—	—

(1)	Consists only of shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During the second quarter of 2009, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). When exercised, the exercise price paid by the District Managers equals the market value of the stock on the date of the grant. When a District Manager exercises an option, the Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares that have been granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company. In 2006, this DM Plan was effectively cancelled except with respect to then outstanding grants and no further awards have since been or will be granted from this Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders’ meeting on May 2, 2009, at which shareholders voted on four proposals.

Proposal 1 was the election of three Directors to the Company’s Board of Directors for terms expiring in 2012. The following is a list of the Board nominees (who were the only nominees) each of whom were elected, and the results of shareholder voting on Proposal 1:

Director Nominee	Votes For	Votes Withheld	Abstentions and Broker Non-votes
Merlin J. Augustine, Jr.	29,950,095	3,808,850	—
John A. McFarland	30,320,620	3,438,325	—
Robert L. Proost	29,968,510	3,790,435	—

The remaining board members are listed below and each is expected to serve out their respective term:

Jefferson W. Asher, Jr.	Richard E. Jaudes	Jean A. Mauldin
Robert J. Messey	R. L. Qualls	Barry K. Rogstad
Ronald E. Tucker

Proposal 2 was to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009. Shareholders ratified this appointment as indicated below by the results of the shareholder voting on Proposal 2:

Votes For	Votes Against	Abstentions
33,090,979	641,233	26,733

Proposal 3 was to consider and act upon an amendment to the 2006 Equity Incentive Plan to increase the shares of Common Stock available for issuance by 1,500,000 shares. Voting results on Proposal 3 are as indicated below:

Votes For	Votes Against	Abstentions	Not Voted
26,341,371	4,287,115	129,392	3,001,067

Proposal 4 was to consider and act upon a Plan to create the Baldor Electric Company Plan for Tax Deductible Executive Incentive Compensation to permit the Company to take a tax deduction for the full amount of annual incentive compensation paid to employees who are “covered employees” under Section 162(m) of the Internal Revenue Code. Voting results on Proposal 4 are as indicated below:

Votes For	Votes Against	Abstentions
30,377,951	2,996,138	384,856

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

a.	See Exhibit Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY
(Registrant)

Date: August 13, 2009	By:	/s/ George E. Moschner
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