Form 10-Q
period 2009-10-03
BALDOR ELECTRIC CO
filed 2009-11-12
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

At October 3, 2009, there were 46,593,092 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share amounts)				October 3, 2009	January 3, 2009

ASSETS
Current Assets
Cash and cash equivalents				$14,122	$13,098
Accounts receivable, less allowance for doubtful accounts of $3,996 at October 3, 2009 and $4,247 at January 3, 2009				249,258	275,789
Inventories:
Finished products				171,922	190,077
Work-in-process				46,916	56,716
Raw materials				130,457	164,574

				349,295	411,367
LIFO valuation adjustment				(60,825)	(66,447)

				288,470	344,920
Prepaid expenses				3,513	4,619
Other current assets				78,669	78,727

Total Current Assets				634,032	717,153
Property, Plant and Equipment
Land and improvements				14,909	17,070
Buildings and improvements				114,193	139,277
Machinery and equipment				614,762	603,913
Allowances for depreciation and amortization				(382,495)	(359,914)

Net Property, Plant and Equipment				361,369	400,346
Other Assets
Goodwill				1,037,626	1,033,575
Intangible assets, net of amortization				641,151	653,271
Other				16,315	29,814

Total Assets				$2,690,493	$2,834,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable				$73,706	$98,046
Accrued employee compensation				9,839	11,165
Accrued profit sharing				6,415	16,554
Accrued warranty costs				9,092	9,477
Accrued insurance obligations				9,341	10,667
Accrued interest expense				16,235	22,830
Other accrued expenses				65,297	110,006
Dividends payable				—	7,863
Note payable				—	735
Current maturities of long-term obligations				7,414	7,609

Total Current Liabilities				197,339	294,952

Long-term obligations				1,187,047	1,318,578
Other liabilities				69,583	72,731
Deferred income taxes				315,765	308,371
Commitments and Contingencies
		October 3, 2009	January 3, 2009
Shareholders’ Equity
Preferred stock, $0.10 par value:
Authorized shares	5,000,000
Issued and outstanding shares	None
Common stock, $0.10 par value:
Authorized shares	150,000,000
Issued shares		55,498,940	55,388,068	5,550	5,538
Outstanding shares		46,593,092	46,253,575
Additional paid-in capital				549,755	546,313
Retained earnings				567,433	534,330
Accumulated other comprehensive loss				(13,718)	(53,721)
Treasury stock, at cost		8,905,848	9,134,493	(188,261)	(192,933)

Total Shareholders’ Equity				920,759	839,527

Total Liabilities and Shareholders’ Equity				$2,690,493	$2,834,159

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$380,448	$506,154	$1,167,660	$1,480,653
Cost of goods sold	265,479	359,400	827,365	1,037,328

Gross profit	114,969	146,754	340,295	443,325
Selling and administrative expenses	66,096	84,997	202,161	245,989
Gain on property sale	3,721	—	3,721	—

Operating profit	52,594	61,757	141,855	197,336
Other income (loss), net	(44)	1,192	(377)	2,797
Gain on debt modification	—	—	35,740	—
Debt discount amortization	(2,484)	—	(4,968)	—
Interest expense	(29,796)	(24,456)	(80,655)	(75,680)

Income before income taxes	20,270	38,493	91,595	124,453
Provision for income taxes	7,678	12,683	34,787	43,631

Net income	$12,592	$25,810	$56,808	$80,822

Net earnings per common share – basic	$0.27	$0.56	$1.22	$1.75
Net earnings per common share – diluted	$0.27	$0.55	$1.22	$1.74

Weighted-average shares outstanding – basic	46,581	46,229	46,492	46,125
Weighted-average shares outstanding – diluted	46,992	46,601	46,743	46,361

Dividends declared per common share	$0.17	$0.17	$0.51	$0.51

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total
(In thousands, except per share amounts)	Shares	Amount

BALANCE AT JANUARY 3, 2009	55,388	$5,538	$546,313	$534,330	$(53,721)	$(192,933)	$839,527
Comprehensive income
Net income	—	—	—	56,808	—	—	56,808
Other comprehensive income:
Currency translation adjustments	—	—	—	—	11,716	—	11,716
Unrealized adjustment on derivatives net of income taxes of $ 18,501	—	—	—	—	28,287	—	28,287

Total other comprehensive income							40,003

Total comprehensive income							96,811

Stock option plans (including 47 shares exchanged and $ 404 income tax benefit)	112	12	5,765	—	—	(1,138)	4,639
Cash dividends at $0.17 per share	—	—	—	(23,705)	—	—	(23,705)
Treasury stock issued	—	—	(2,323)	—	—	5,810	3,487

BALANCE AT OCTOBER 3, 2009	55,500	$5,550	$549,755	$567,433	$(13,718)	$(188,261)	$920,759

—	Total comprehensive income for the three and nine months ending September 27, 2008 was $12.0 million and $72.7 million, respectively. Total comprehensive income for the three and nine months ending October 3, 2009 was $24.1 million and $96.8 million, respectively.
—	Unrealized after-tax losses on derivatives of $7.6 million and $36.0 million are included in accumulated other comprehensive income (loss) as of October 3, 2009 and January 3, 2009, respectively.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008

Operating activities:
Net income	$56,808	$80,822
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) Losses on sales of assets	(2,961)	1,254
Mark to market on derivative instruments	3,263	—
Gain on debt modification	(35,740)	—
Amortization of debt discount	4,968	—
Amortization of discontinued interest rate hedge	6,006	—
Depreciation	36,694	43,295
Amortization	16,815	16,064
Allowance for doubtful accounts receivable	(251)	(88)
Deferred income tax	8,942	(16,594)
Share-based compensation expense	4,217	5,834
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	26,782	(59,550)
Inventories	56,420	(23,905)
Other current assets	(7,617)	10,734
Accounts payable	(21,163)	42,228
Accrued expenses and other liabilities	(8,441)	(8,991)
Income tax recoverable	(3,228)	—
Income taxes payable	—	(14,385)
Other assets, net	10,235	(14,369)

Net cash provided by operating activities	151,749	62,349

Investing activities:
Purchases of property, plant and equipment	(27,808)	(25,426)
Proceeds from sale of property, plant and equipment	78	48
Acquisitions net of cash acquired	—	(40,397)
Proceeds from sale of equity investment	1,716	—
Net proceeds from sale of real estate	—	23,310

Net cash used in investing activities	(26,014)	(42,465)

Financing activities:
Proceeds from long-term obligations	45,059	77,546
Principal payments of long-term obligations	(132,266)	(107,050)
Principal payments on note payable	(735)	(12,321)
Dividends paid	(31,568)	(23,529)
Stock option exercises	4,914	9,442
Excess tax benefits on share-based payments	404	569
Net increase (decrease) in bank overdrafts	(3,177)	7,739
Debt amendment fees	(7,342)	—

Net cash used in financing activities	(124,711)	(47,604)

Net increase (decrease) in cash and cash equivalents	1,024	(27,720)
Beginning cash and cash equivalents	13,098	37,757

Ending cash and cash equivalents	$14,122	$10,037

Noncash items:

—	Additional paid-in capital resulting from shares traded for option exercises and taxes amounted to $1,052 and $1,793 in the first nine months of 2009 and 2008, respectively.
—	Treasury shares issued in March 2009 in the amount of $5,810 to fund the 2008 accrued profit sharing contribution and $3,284 in March 2008 to fund the 2007accrued profit sharing contribution.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements

October 3, 2009

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. In the opinion of management, all adjustments (consisting of normal recurring items and the debt modification described in NOTE F) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 3, 2009, may not be indicative of the results that may be expected for the fiscal year ending January 2, 2010.

Management has evaluated whether subsequent events have occurred through November 12, 2009, the date of financial statement issuance, and has determined there have been no subsequent events requiring additional disclosure or recognition in this Form 10-Q.

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

Accounts Receivable: Trade receivables are recorded in the balance sheets at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. The Company generally does not require that its customers provide collateral. No single customer represents greater than 10% of net accounts receivable at October 3, 2009 or January 3, 2009.

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

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. Changes in the carrying amount of product warranty reserves are as follows:

	Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008

Balance at beginning of period	$9,477	$9,216
Charges to costs and expenses	7,918	7,505
Payments	(8,303)	(7,648)

Balance at end of period	$9,092	$9,073

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and nine months ended October 3, 2009, and September 27, 2008, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of pre-tax income between domestic and international operations. The significant permanent tax items primarily consist of the deduction for domestic production activities and nondeductible expenses.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent differences, statutory tax rates and tax planning opportunities. The impact of discrete items is separately recognized in the quarter in which they occur.

The effective tax rate for the three months ended October 3, 2009 and September 27, 2008 was 37.9% and 33.0%, respectively. The change between the effective tax rate during the 3-months ended October 3, 2009 and September 27, 2008 primarily results from a change in the estimated effective state tax rate and adjustments to certain deferred tax items.

The effective tax rate for the nine months ended October 3, 2009 and September 27, 2008 was 38.0% and 35.1%, respectively. The change between the effective tax rate during the 9-months ended October 3, 2009 and September 27, 2008 primarily results from changes in statutory tax rates in certain international tax jurisdictions and additional valuation allowances for net operating loss carryforwards generated by foreign affiliates.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

The Company recognizes interest and penalties related to uncertain tax positions as interest expense and selling and administrative expenses, respectively. The Company had $1.1 million and $824,000 in gross unrecognized tax benefits as of October 3, 2009 and January 3, 2009, respectively. Of these amounts, $862,000 and $536,000 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at October 3, 2009 and January 3, 2009, respectively. The total amount of accrued interest and penalties for such unrecognized tax benefits was $435,000 at October 3, 2009.

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

The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company used the simplified method through second quarter 2009 and began using historical data for grants issued during third quarter 2009.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

Impairment of Goodwill and Indefinite Lived Intangibles: At October 3, 2009, goodwill and indefinite-lived intangibles amounted to $1.0 billion and $354.8 million, respectively. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. However, the Company could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

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

During the third quarter of 2009, management continued to monitor business conditions and other factors that impact expectations of future cash flows. Upon evaluation of operating results for the first nine months of 2009 and current market conditions, management updated the projected revenues utilized in the January 3, 2009 interim testing at the reporting unit level. The revised revenue projections were then applied to a sensitivity analysis. In addition, management monitored the Company’s market capitalization based on its stock trading price during and subsequent to the nine months ended October 3, 2009. The Company’s stock trading price increased significantly during the second quarter and market capitalization has increased to a level in excess of book value. Management concluded based on the revised sensitivity analysis and market capitalization, that there is no indication that the

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

Company’s goodwill values were impaired at October 3, 2009. Consequently an interim test was not performed. Management will continue to monitor business conditions, financial operating results, and other key indicators, and will perform additional interim testing if deemed necessary.

For the other intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized by an amount equal to that excess. A relief from royalty methodology is utilized to estimate the fair value of indefinite-lived intangible assets.

The Company’s fiscal 2008 impairment analysis of the other intangible assets did not result in an impairment charge. However, a 5% decline in the estimated fair value of one of the Company’s indefinite-lived intangible assets would have resulted in the estimated fair value falling below the carrying value by approximately $5.5 million. During third quarter 2009, management updated the revenue and cash flow projections and applied them to a sensitivity analysis. As a result of the revised sensitivity analysis, an interim test of one of the Company’s indefinite-lived intangibles value was performed at October 3, 2009. In performing the interim test, management utilized the assistance of outside valuation experts to update critical assumptions utilized in the relief from royalty methodology. The interim impairment analysis did not result in an impairment charge. However, a 5% decline in the estimated fair value of this indefinite-lived intangible would result in the estimated fair value falling below the carrying value by approximately $4.7 million. Management will continue to monitor business conditions and projected revenues related to its indefinite-lived intangibles and will perform additional interim testing if deemed necessary.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

(In thousands)

Current assets	$24,609
Property, plant and equipment	18,270
Intangible assets subject to amortization – Trade names (useful life of 10 years)	3,174
Goodwill	5,999

Total assets acquired	52,052

Current liabilities	5,556
Long-term obligations	2,311
Deferred income taxes	1,022

Total liabilities assumed	8,889

Net assets acquired	$43,163

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

Cash Flow Hedges

The Company has entered into certain commodity forward contracts to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. The effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness are recognized in earnings in the current period. Ineffective portions of the Company’s commodity cash flow hedges were not material during the three and nine months ended October 3, 2009 and September 27, 2008.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

As of October 3, 2009, the Company had the following outstanding commodity forward contracts:

Commodity	Volume in Pounds
Copper	16,444,400

Gains recognized on commodity cash flow hedges reduced cost of sales by $547,000 and $3.2 million in the third quarter of 2009 and 2008, respectively. Losses recognized on commodity cash flow hedges increased cost of sales by $19.2 million in the first nine months of 2009 and gains recognized reduced cost of sales by $7.0 million in the first nine months of 2008. The Company expects after-tax gains totaling $6.0 million at October 3, 2009, recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges, will be recognized in cost of sales within the next fifteen months.

The Company has entered into interest rate instruments related to variable rate long-term obligations. The notional amount is $350.0 million and the instruments mature on April 30, 2012. Unrealized after-tax losses of $13.6 million are recorded in accumulated other comprehensive income at October 3, 2009. On March 31, 2009, the Company amended its senior secured credit agreement. In conjunction with the amendment, a LIBOR floor was added to the variable rate borrowings. As a result, the Company determined that its existing interest rate hedges were no longer expected to be highly effective. Accordingly, effective March 31, 2009, the interest rate hedge instruments were discontinued as cash flow hedges. Accumulated after-tax losses recorded in accumulated other comprehensive income (loss) prior to the discontinuance remain in accumulated other comprehensive income and are recognized in earnings as the forecasted transactions occur or become probable of not occurring. The change in fair value of the interest rate hedge instrument was $666,000 and $3.3 million for the three and nine months ended October 3, 2009 and is included in interest expense on the condensed consolidated statements of income.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the condensed consolidated statements of income for the three and nine months ended October 3, 2009 (in thousands):

Derivatives designated as hedging instruments under Statement 133 – Cash flow hedges	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income
	October 3, 2009		October 3, 2009
	Three months	Nine months	Three months	Nine months
Interest rate contracts (1)	$—	$(108)	$(3,003)	$(6,006)
Commodity contracts	7,857	21,740	548	(19,150)

Total	$7,857	$21,632	$(2,455)	$(25,156)

(1)

Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges. The loss reclassified from Accumulated OCI for the three and nine months ended represents the amortization related to the discontinuance as cash flow hedge.

Derivatives not designated as hedging instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		October 3, 2009
		Three months	Nine months
Interest rate contracts (1)	Interest Expense	$666	$3,263

Total		$666	$3,263

(1)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

The following table sets forth the fair value of all derivative instruments outstanding in the condensed consolidated balance sheets as of October 3, 2009 (in thousands):

	October 3, 2009
	Balance Sheet Classification	Fair Value
Derivative Assets

Derivatives designated as hedging instruments under Statement 133

Commodity contracts	Other Current Assets	$9,843

Total derivative assets – designated		9,843

Total derivative assets		$9,843

Derivative Liabilities

Derivatives not designated as hedging instruments under Statement 133

Interest rate contracts (1)	Other Accrued Expenses	$25,267

Total derivative liabilities – not designated		25,267

Total derivative liabilities		$25,267

(1)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

Unrealized gains or losses related to the Company’s cash flow hedges are recorded in accumulated other comprehensive income (loss) at each measurement date. Unrealized gains or losses related to instruments that are not designated as hedges are recorded through the statement of income at each measurement date.

NOTE D – Goodwill and Other Intangible Assets

The amounts of goodwill at October 3, 2009 and January 3, 2009 are as follows:

(In thousands)
Balance at January 3, 2009	$1,033,575
Purchase accounting adjustments related to Maska valuation	3,912
Translation adjustment	139

Balance at October 3, 2009	$1,037,626

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

The amounts of other intangible assets by type are as follows:

(In thousands)	October 3, 2009	January 3, 2009

Gross carrying value:
Tradenames – indefinite lived	$354,800	$354,800
Trademarks – definite lived	3,174	2,946
Customer relationships	292,000	292,000
Technology	32,000	32,000
Less accumulated amortization:
Trademarks	(343)	—
Customer relationships	(34,625)	(24,337)
Technology	(5,855)	(4,138)

Total intangible assets	$641,151	$653,271

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

NOTE F – Long-term Obligations

Long-term obligations are as follows:

($ In thousands)	Interest Rate at October 3, 2009	October 3, 2009	January 3, 2009

Senior secured term loan, variable interest rate	5.250%	$337,790	$361,627
Senior secured term loan, variable interest rate – hedged	9.642%	350,000	350,000
Revolving credit facility, variable interest rate	5.250%	—	60,000
Senior unsecured notes, fixed interest rate	8.625%	550,000	550,000
Other	6.059%	1,392	4,560

		1,239,182	1,326,187
Less current maturities		7,414	7,609

		1,231,768	1,318,578
Less discount on senior secured term loan		44,721	—

		$1,187,047	$1,318,578

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

The modification of the senior secured term loan was accounted for as an extinguishment of debt. As a result, the senior secured term loan was recorded at fair value as of the modification date which resulted in a noncash debt discount of $49.7 million being recorded in long-term obligations on the condensed consolidated balance sheet and a $35.7 million gain on debt modification in income from

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

continuing operations in the condensed consolidated statement of income. Fees paid related to the amendment of $5.7 million along with unamortized fees related to the original agreement of $8.3 million were deducted when calculating the gain. The discount is being amortized to other expense over the remaining term of the debt. Amortization amounted to $2.5 million and $5.0 million for the three and nine months ended October 3, 2009.

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

Senior Secured Term and Revolving Credit Facility

Interest on the term loan is due periodically and calculated based on 3.25% plus a variable adjusted London Inter-Bank Offered Rate (“LIBOR”) with a minimum LIBOR rate of 2.0%. Quarterly principal payments of $1.72 million are due beginning October 30, 2009, and continue through January 31, 2013, at which date subsequent quarterly principal payments increase to $161.6 million through the loan due date of January 31, 2014 with a final payment of $178.8 million.

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

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of October 3, 2009.

The revolving credit (“RC”) agreement, which matures April 30, 2012, provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. As of October 3, 2009, the Company had no outstanding borrowings under the revolver. An RC commitment fee is due quarterly at the annual rate of 0.625% on the unused amount of the RC commitment. At October 3, 2009, $19.7 million of LC’s were issued which reduces the aggregate LC and RC availability. Availability totaled $180.3 million at October 3, 2009. LC participation fees of 3.25% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on RC borrowings accrues at 3.25% plus LIBOR (0.25% at October 3, 2009) with a minimum rate of 2.0% or 1.25% per annum plus Prime (3.25% at October 3, 2009).

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

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

Interest paid was $37.2 million and $34.6 million in third quarter 2009 and 2008, respectively. Interest paid during the first nine months of 2009 and 2008 was $79.0 million and $87.8 million, respectively.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

NOTE H – Profit –Sharing Plan, Pension Plan and Other Postretirement Benefits

The Company has a profit-sharing plan covering most domestic employees with more than two years of service. The Company’s contribution is derived by a formula that resulted in contributions of approximately 12% of pre-tax earnings of participating companies.

As a result of the acquisition of Reliance, the Company assumed defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $48.4 million at October 3, 2009 and $51.9 million at January 3, 2009 are included in other liabilities on the condensed consolidated balance sheets.

Net periodic pension and other postretirement benefit costs include the following components for the three and nine months ended October 3, 2009 and September 27, 2008, respectively.

Pension Benefits	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost	$98	$121	$331	$363
Interest cost	65	48	184	145
Expected return on assets	(45)	(58)	(110)	(174)
Amortization of prior service costs	3	3	6	8
Amortization of net loss	—	—	—	—

Net periodic benefit cost	$121	$114	$411	$342

Other Postretirement Benefits	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost	$30	$40	$77	$122
Interest cost	960	710	2,493	2,129
Expected return on assets	—	—	—	—
Amortization of prior service costs	—	—	—	—
Amortization of net loss	—	—	—	—

Net periodic benefit cost	$990	$750	$2,570	$2,251

The Company made contributions to the pension plans of $120,000 and $118,000 for the three months ended October 3, 2009 and September 27, 2008, respectively and $335,000 and $354,000 for the nine months ended October 3, 2009 and September 27, 2008, respectively. The Company made contributions to the postretirement plan of approximately $2.1 million and $1.8 million for the three months ended October 3, 2009 and September 27, 2008, respectively and $5.9 million and $5.4 million for the nine months ended October 3, 2009 and September 27, respectively. The Company expects to contribute a total of $400,000 to the pension plans in 2009 and expects to contribute a total of $7.9 million to the postretirement benefit plan in 2009.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

In May 2009, shareholders approved an amendment to the 2006 Plan increasing the shares authorized by 1,500,000.

A summary of the Company’s stock plans and summary details about each Plan as of October 3, 2009, follows.

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

A summary of option activity under the Plans during the nine month period ended October 3, 2009, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at January 3, 2009	2,702,845	$31.11
Granted	563,058	16.00
Exercised	(55,812)	19.04
Expired	(99,301)	22.95
Forfeited	(42,087)	36.63

Outstanding at October 3, 2009	3,068,703	28.74	6.8 years	$8,800

Vested or expected to vest at October 3, 2009	3,021,109	28.75	6.7 years	$8,568
Exercisable at October 3, 2009	1,736,651	27.99	5.4 years	$2,913

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

The weighted-average grant-date fair value of options granted was $4.24 and $7.96 in the first nine months of 2009 and 2008, respectively. The total intrinsic value of options exercised was $508,000 and $2.9 million during the first nine months of 2009 and 2008, respectively.

As of October 3, 2009, there was $4.8 million of total unrecognized compensation cost related to non-vested options granted under the Plans expected to be recognized over a weighted-average period of 1.4 years.

A summary of non-vested stock unit activity under the Plans during the nine month period ended October 3, 2009, is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit

Non-vested at beginning of period	141,368	$31.62
Granted	74,072	13.38
Vested	(57,514)	36.28
Forfeited	(4,122)	29.63

Non-vested at end of period	153,804	19.85

The total fair value of stock units vested during the first nine months of 2009 and 2008 was $854,000 and $1.4 million, respectively.

As of October 3, 2009, there was $1.1 million of total unrecognized compensation cost expected to be recognized over a weighted-average period of 1.0 years related to non-vested stock units granted under the Plans.

Listed in the table below are the weighted-average assumptions for options granted in the period indicated.

	Nine Months Ended
	October 3, 2009	September 27, 2008

Volatility	37.2%	31.1%
Risk-free interest rates	2.3%	3.1%
Dividend yields	4.3%	2.3%
Expected option life	6.2 years	6.0 years

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

NOTE J – Earnings Per Share

The table below details earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Numerator:
Net income	$12,592	$25,810	$56,808	$80,822

Denominator Reconciliation:
Weighted-average shares – basic	46,581	46,229	46,492	46,125
Effect of dilutive securities – stock options and non-vested stock units	411	372	251	236

Weighted-average shares – diluted	46,992	46,601	46,743	46,361

Earnings per common share – basic	$0.27	$0.56	$1.22	$1.75
Earnings per common share – diluted	$0.27	$0.55	$1.22	$1.74

The total number of anti-dilutive securities excluded from the above calculations was 1,953,204 and 775,753 for the three months ended October 3, 2009 and September 27, 2008, respectively and 2,251,648 and 979,558 for the nine months ended October 3, 2009 and September 27, 2008, respectively.

NOTE K – Sale of Property

In September 2008, the Company sold real property with a book value of $22.3 million. Proceeds from the sale totaled $30.7 million, of which $6.1 million was invested in the entity which acquired the real property. Due to continuing involvement in the property, no gain was recognized, the value of the real property remained on the consolidated balance sheets and continued to be depreciated, and the proceeds were recorded as a liability in other accrued expenses on the consolidated balance sheets. During the third quarter of 2009, the Company sold its equity interest in the acquirer for $1.7 million, eliminating the Company’s continuing involvement in the property. As a result, the property, related liability and equity investment were removed from the balance sheet and a net gain of $3.7 million was recognized in income from continuing operations in third quarter 2009.

NOTE L – Fair Value Measurements

Fair value is generally determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy categorizes the inputs used in valuation techniques into three levels as follows:

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

Assets (liabilities) measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of October 3, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(19,103)	$—	$(19,103)
Interest rate collar	—	(6,164)	—	(6,164)
Copper swaps	9,971	38	—	10,009
Copper collars	—	(166)	—	(166)

Total	$9,971	$(25,395)	$—	$(15,424)

The Company’s methods and assumptions used to estimate the fair value of debt include quoted market prices for fixed rate debt and other quoted prices for variable rate debt. The carrying amounts and estimated fair values of the Company’s long-term debt at October 3, 2009 is summarized below:

(In thousands)	Carrying Value	Estimated Fair Value
Senior notes	$550.0	$561.0
Term loan	$643.1	$643.1

The carrying amounts of cash and cash equivalents, receivables, and trade payables at October 3, 2009, approximate their fair value due to the short term maturity of these instruments.

NOTE M – Restructuring Charges

In April 2009, the Company announced a plan to consolidate manufacturing operations of its Ft. Mill, SC and Columbus, IN plants into other existing plants in the United States. Both restructurings are part of manufacturing integration resulting from the Company’s 2007 acquisition of Reliance Electric. One-time costs of $5.0 million related to the restructurings are expected to be incurred. The Company incurred restructuring charges of approximately $1.5 million and $4.5 million during the three and nine months ended October 3, 2009 and expects an additional $500,000 to be incurred during fourth quarter of 2009. These charges are included in cost of goods sold in the condensed consolidated statements of income.

A summary of the restructuring costs is below:

(In thousands)	Estimated Total Cost	YTD October 3, 2009	Costs Remaining at October 3, 2009
One-time termination costs	$2,823	$2,823	$—
Employee relocation costs	104	104	—
Transportation costs	2,100	1,600	500

Total	$5,027	$4,527	$500

Included in other current assets are long-lived assets amounting to $1.9 million that have been classified as held for sale.

NOTE N – Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance that establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued guidance that delayed the effective date for nonfinancial assets and liability, except for those recognized or disclosed at fair value on a recurring basis. The Company adopted the guidance at the beginning of 2009 and the adoption did not have a material impact on the consolidated financial statements.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 3, 2009

In December 2007, the FASB issued guidance that establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, the guidance determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the guidance at the beginning of 2009.

In March 2008, the FASB issued guidance that expands disclosure requirements about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. It became effective for fiscal years beginning after November 15, 2008; therefore, the Company adopted the guidance during the first quarter of fiscal 2009. See Note C: Financial Derivatives for required disclosures.

In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim financial statements. The Company adopted the guidance during the second quarter of 2009. See Note L: Fair Value Measurements for required disclosures.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It became effective on a prospective basis for interim or annual financial periods ending after June 15, 2009 and the adoption did not have a material impact on the consolidated financial statements and disclosures. See Note A, “Basis of Presentation” above for required disclosures.

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

We are not dependent on any one industry or customer for our financial performance, and no single customer represented more than 10% of our net sales for the quarters and nine months ended October 3, 2009, and September 27, 2008. For the quarters ended October 3, 2009 and September 27, 2008, domestic net sales generated through distributors, representing primarily sales of replacement products, amounted to 52.4% and 49.7% of total product sales, respectively. For the nine month periods ended October 3, 2009 and September 27, 2008, domestic net sales generated through distributors amounted to 49.2% and 49.1%, respectively. Domestic sales to OEMs were approximately 47.6% and 50.3% of total domestic product sales for the quarters ended October 3, 2009 and September 27, 2008, respectively. For the nine month periods ended October 3, 2009 and September 27, 2008, domestic sales to OEMs were approximately 50.8% and 50.9%, respectively. OEMs primarily use our products in new installations. This expands our installed base and leads to future replacement product sales through distributors.

We manufacture substantially all of our products. Consequently, our costs include the cost of raw materials, including steel, copper and aluminum, and energy costs. Should these costs increase and our sales prices are not adjusted, our margins are negatively impacted. We seek to offset increases through a continued focus on product design improvements, including redesigning our products to reduce material content and investing in capital equipment that assists in eliminating waste, hedging of certain raw material prices, and by modest price increases in our products. Our manufacturing facilities are also significant sources of fixed costs. Our margins are negatively impacted to the extent we cannot promptly decrease these costs to match declines in net sales. During the first nine months of 2009, we have been successful in reducing our fixed costs to partially offset the margin impact of declining sales in 2009.

Industry Trends

The demand for products in the power transmission equipment industry is closely tied to growth trends in the economy and levels of industrial activity and capital investment. We believe that specific drivers of demand for our products include process automation, efforts in energy conservation and productivity improvement, regulatory and safety requirements, new technologies and replacement of worn parts. Our products are typically critical parts of customers’ end-applications, and the end user’s cost associated with their failure is high. Consequently, we believe that end users of our products base their purchasing decisions on quality, reliability, efficiency and availability as well as customer service, rather than the price alone. We believe key success factors in our industry include strong reputation and brand preference, good customer service and technical support, product availability, and a strong distribution network.

Business conditions continued to be challenging during the third quarter with sales declining approximately 25% from record third quarter 2008 sales. During third quarter 2009, sales to distributors improved slightly from second quarter 2009. While our distributor customers are not restocking inventories yet, it appears that destocking has come to an end and distributor order rates improved as the quarter progressed. The improvement in distributor sales was offset by further declines in sales to OEM customers and recent order rates lead us to believe this trend will continue in the fourth quarter. In addition, fourth quarter 2009 consists of 13 weeks of sales and production compared to 14 weeks in the same period last year. As a result, we expect fourth quarter 2009 overall sales to be down in a range of 20% - 25% from fourth quarter 2008.

International sales of approximately $62.9 million for the third quarter of 2009 were down 26.7% from the same period last year and comprised 16.5% of total product sales for the quarter compared to 17.0% for the same period last year. The smallest decline occurred in Asia Pacific and the largest occurred in Europe.

We continue to manage our inventories to match current business levels. During the third quarter of 2009, we reduced total inventories approximately $22.8 million, bringing our year-to-date reduction to $56.5 million. Having the appropriate quantities and mix of finished goods inventories is a competitive advantage for us, particularly as our distributors adjust their inventories. Effective management of our inventories allows us to maximize working capital utilization for debt reduction and take advantage of sales opportunities when they are presented. We continue to manage our inventories in a way that will not negatively impact our customers or inhibit our ability to take advantage of new order opportunities. Our manufacturing systems and proximity to our customers allow us to adjust inventories up or down quickly as incoming order rates change.

During the fourth quarter of 2008, we began implementing cost reduction initiatives across the Company, and began accelerating integration projects related to our recent acquisitions. Through the third quarter of 2009, we are on track to achieve more than $92 million of cost reductions for fiscal year 2009. We expect these cost reductions to amount to approximately $115 million on an annual basis. Our proactive cost reduction achievements combined with continued productivity improvements are evident in our sequentially improving operating margins during the first three quarters of 2009 when compared to fourth quarter 2008. We expect our operating margin to continue to improve in the fourth quarter. As part of our acceleration of integration projects in April 2009, we announced the consolidation of two of our manufacturing facilities into other existing facilities in the United States. We expect these consolidations to provide annual cost savings of approximately $9.0 million at a one-time cost of approximately $5.0 million. These consolidations were substantially completed during the second and third quarters of 2009 and will be finalized during fourth quarter of 2009.

We have also implemented a bounty hunt sales strategy targeted to obtain specifically identified new customers in 2009. Our broad product offering, continuous introduction of new products, and our manufacturing flexibility allows us to serve new customers quickly when business from our existing customers slows.

We believe it is unlikely that we are at risk of failing step one of the annual goodwill impairment test. However, the fair value of one of our indefinite-lived intangibles exceeds the carrying value by approximately 3.1%. Should business conditions not improve in the near future, it is reasonably possible that this indefinite-lived intangible could be impaired. We believe, as a result of our continued new product development, sales initiatives, cost reductions, and continued debt repayment, that we are well positioned to capitalize on opportunities as economic conditions improve.

Results of Operations

Third quarter 2009 compared to third quarter 2008

Net sales for the quarter decreased 24.8% to $380.4 million, compared to $506.2 million in 2008. Sales of industrial electric motor products decreased 27.4% for the quarter as compared to third quarter 2008 and comprised 63.4% of total sales for the quarter compared to 65.6% for the same period last year. Sales of mounted bearings, gearing, and other mechanical power transmission products, decreased 21.3% for the quarter as compared to third quarter 2008 and comprised 29.1% of total sales compared to 27.8% for the same period last year. Sales of other products decreased 13.8% for the quarter as compared to third quarter 2008 and comprised 7.5% of total sales for the quarter compared to 6.6% for the same period last year. While sales of Super-E® premium-efficient motors declined 3.7% for the quarter, they increased to 14.9% of total motor sales. We expect sales of premium-efficient motors to continue to outperform standard-efficiency motors as customers prepare for the December 2010 implementation of the 2007 Energy Independence and Security Act (EISA). Once the EISA takes effect in 2011, we expect sales of premium-efficient products to be approximately 50% of our total motor sales.

Gross profit margin increased to 30.2% in the third quarter of 2009 compared to 29.0% in the third quarter 2008 and operating profit margin increased to 13.8% from 12.2% in the third quarter 2008. Third quarter 2009 manufacturing costs included approximately $1.5 million of one-time costs related to the consolidations of our Ft. Mill, SC and Columbus, IN manufacturing facilities into other existing facilities in the U.S. As a result of continued product design improvements, reduction of waste, and price improvement in certain commodities, our materials cost as a percentage of sales improved in the third quarter of 2009 when compared to the same period last year. In addition, we achieved significant manufacturing cost reductions during the third quarter of 2009 when compared to third quarter 2008. These cost reductions combined with the improvement in materials costs more than offset the impact of decreased net sales and one-time restructuring costs, resulting in improved gross profit margin. As we did in manufacturing, we realized reductions in selling and administrative overhead costs from our cost reduction initiatives. These reductions combined with materials and manufacturing reductions offset the impact of decreased net sales and resulted in improved operating margin when compared to third quarter 2008. In addition, third quarter 2009 operating profit margin included approximately $3.7 million gain (approximately 1% of operating profit margin) on sale of long-lived property.

Interest expense increased $5.3 million over third quarter 2008. While we have benefitted from reducing our outstanding debt balance, interest rates on our variable rate debt increased as a result of the March 31, 2009 amendment of our senior secured credit facility. Pre-tax income of $20.3 million for third quarter 2009 decreased 47.3% compared to third quarter 2008 pre-tax income of $38.5 million. Pre-tax income for the third quarter 2009 includes $2.5 million noncash debt discount amortization expense related to the modification of our senior secured credit facility completed March 31, 2009. The total discount of approximately $49.7 million is being amortized over the remaining term of the credit facility which matures January 31, 2014.

The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and nine months ended October 3, 2009, and September 27, 2008, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of pre-tax income between domestic and international operations. The significant permanent tax items primarily consist of the deduction for domestic production activities and nondeductible expenses.

Our effective income tax rate was 37.9% in third quarter 2009 compared to 33.0% in third quarter 2008. The change between the effective tax rate during the 3-months ended October 3, 2009 and September 27, 2008 primarily results from a change in the estimated effective state tax rate and adjustments to certain deferred tax items.

Net income of $12.6 million decreased 51.2% from third quarter 2008 net income of $25.8 million. Diluted earnings per common share decreased 50.9% to $0.27 compared to $0.55 in third quarter 2008. Average diluted shares outstanding was 47.0 million for third quarter 2009 compared to 46.6 million for third quarter 2008.

Nine months ended October 3, 2009 compared to nine months ended September 27, 2008

Net sales for the first nine months of 2009 decreased 21.1% to $1,167.7 million, compared to $1,480.7 million in the first nine months of 2008. Sales of industrial electric motor products decreased 21.2% for the first nine months of 2009 as compared to the first nine months of 2008 and comprised 65.2% of total sales compared to 65.3% for the same period last year. Sales of mounted bearings, gearing, and other mechanical power transmission products, decreased 20.8% for the first nine months of 2009 as compared to the first nine months of 2008 and comprised 28.6% of total sales compared to 28.5% for the same period last year. The first nine months of sales for 2009 include approximately $17.8 million from the operations of Maska compared to $2.7 million in 2008 for the period beginning August 29, 2008. Sales of other products decreased 22.1% for the first nine months of 2009 as compared to the first nine months of 2008 and comprised 6.2% of total sales for both periods. Sales of Super-E® premium-efficient motors grew 10.7% for the first nine months of 2009 when compared to the same period last year and comprised 13.8% of total motor sales. We believe premium-efficient motors will continue to become a larger portion of total product sales as customers prepare for the December 2010 implementation of the 2007 Energy Bill.

Gross profit margin decreased to 29.1% in the first nine months of 2009 compared to 29.9% in the first nine months of 2008 and operating profit margin decreased to 12.1% from 13.3% for the same period. Improved materials costs combined with manufacturing cost reductions have partially offset the impact of decreased net sales on our gross profit margin. Our materials cost improvements and reductions in manufacturing and selling and administrative overhead costs realized in the first nine months of 2009, helped to partially offset the impact of decreased net sales on our operating margin.

Interest expense increased $5.0 million over the first nine months of 2008. While we have benefitted from approximately $87.9 million of net debt repayment during the first nine months of 2009, increased interest rates resulting from the March 31, 2009 amendment of our senior secured credit facility have increased our interest expense. Pre-tax income of $91.6 million for the first nine months of 2009 decreased 26.4% compared to $124.5 for the first nine months of 2008. Pre-tax income for the first nine months of 2009 includes a $35.7 million noncash gain and $5.0 million noncash debt discount amortization expense, resulting from the modification of our senior secured credit facility completed on March 31, 2009. These amounts are included in income from continuing operations.

The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and nine months ended October 3, 2009, and September 27, 2008, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of pre-tax income between domestic and international operations. The significant permanent tax items primarily consist of the deduction for domestic production activities and nondeductible expenses.

Our effective income tax rate was 38.0% in the first nine months of 2009 compared to 35.1% in the first nine months of 2008. The change between the effective tax rate during the 9-months ended October 3, 2009 and September 27, 2008 primarily results from changes in statutory tax rates in certain international tax jurisdictions and additional valuation allowances for net operating loss carryforwards generated by foreign affiliates.

Net income of $56.8 million, including $21.6 million, net of tax, related to the gain on debt modification, decreased 29.7% from the first nine months of 2008 net income of $80.8 million. Diluted earnings per common share of $1.22, including $0.47 related to the gain on debt modification, decreased 29.9% compared to $1.74 in the first nine months of 2008. Average diluted shares outstanding was 46.7 million for the first nine months of 2009 compared to 46.4 million for the first nine months of 2008.

Environmental Remediation: We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources: Our primary sources of liquidity are cash flows from operations and funds available under our senior secured revolving credit facility. We expect that ongoing requirements for working capital, capital expenditures, dividends, and debt service will be adequately funded from these sources. At October 3, 2009, we had no outstanding borrowings under the revolving credit facility. We have approximately $180.3 million of borrowing capacity under the senior secured revolving credit facility which matures in 2012. The current financial market conditions have not affected our ability to borrow from our revolving credit facility.

Cash flows from operations amounted to $151.7 million in the first nine months of 2009 and $62.3 million in the first nine months of 2008. Reductions in inventories, particularly during the second and third quarters, contributed $56.4 million to operating cash flows in the first nine months of 2009.

Net cash used in investing activities was $26.0 million in the first nine months of 2009 and related primarily to capital expenditures. Net cash used in investing activities was $42.5 million for the first nine months of 2008. During the first nine months of 2008, we funded capital expenditures of $25.4 million and funded $40.4 million for the acquisition of Maska. The first nine months of 2008 included proceeds from the sale of real estate of $23.3 million.

Financing activities in the first nine months of 2009 included dividends paid to shareholders of $31.6 million, amendment fees of $7.3 million to amend our senior secured credit agreement, and net debt payments of $87.9 million. Due to the timing of our quarter end, we funded the fourth quarter 2008 dividend in addition to the first quarter 2009 dividend during first quarter 2009. Financing activities for the first nine months of 2008 included dividends paid to shareholders of $23.5 million and net debt payments of $38.8 million. Borrowings of $40.0 million to fund the acquisition of Maska are included in the 2008 net debt payments.

We have a corporate family credit rating of BB- and senior secured debt rating of Ba3 with a negative outlook by Moody’s Investors Services, Inc. (“Moody’s”). We have a long-term issuer credit rating of B1 and senior secured debt rating of BB+ with a negative outlook by Standard & Poor’s Rating Service (“S&P”). We have senior unsecured debt ratings of B3 by Moody’s and B by S&P. Both ratings agencies recently affirmed our ratings, and Moody’s upgraded our liquidity rating from SGL-3 to SGL-2, following the successful amendment of our credit agreement on March 31, 2009. Our senior secured credit facility has a downward rating trigger that increases the margin paid on variable rate borrowings from 3.25% to 3.50% for any period during which our Moody’s corporate family rating is below BB- or our S&P long-term issuer rating is below B1. We have no downward rating triggers that would accelerate the maturity of amounts drawn under our senior secured credit facility. Also, we have no downward rating triggers under our senior unsecured notes.

Our senior secured credit facility and senior unsecured notes contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets, and which require us to maintain compliance with certain quarterly financial ratios. The primary financial ratios in our credit agreement are total leverage (total debt/EBITDA, as defined) and senior secured leverage (senior secured debt/EBITDA, as defined). We have maintained compliance with all covenants and were in compliance at October 3, 2009. Our total leverage ratio and senior secured leverage ratios were 3.84x and 2.14x, respectively, at October 3, 2009. These were within our maximum covenant requirements of 5.25x and 2.75x, respectively.

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

The amendment of the senior secured term loan was considered a substantial modification of the debt. As a result, the senior secured term loan was recorded at fair value as of the modification date which resulted in a noncash debt discount of $49.7 million being recorded in long-term obligations on the condensed consolidated balance sheet and a $35.7 million gain on debt modification included in income from continuing operations in the condensed consolidated statement of income. Fees paid related to the amendment of $5.7 million along with unamortized fees related to the original agreement of $8.3 million were considered when calculating the gain. The discount is being amortized to other expense over the remaining term of the debt. Amortization amounted to $2.5 million and $5.0 million, respectively, for the three and nine months ended October 3, 2009.

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

The table below summarizes Baldor’s contractual obligations related to long-term debt as of October 3, 2009.

(In thousands)	Total	Payments due by years
		Less than 1	1 - 3	3 - 5	More than 5
Contractual Obligations:
Long-term debt obligations (a)	$1,791,091	$105,590	$210,314	$806,456	$668,731

(a)	Includes interest on both fixed and variable rate obligations. Interest associated with variable rate obligations is based upon interest rates in effect at October 3, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

Dividend Policy: Dividends paid to shareholders amounted to $0.51 per common share in the first nine months of 2009 and 2008. Our objective is for shareholders to receive dividends while also participating in Baldor’s growth. The terms of our credit agreement and indenture limit our ability to increase dividends in the future.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance that establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued guidance that delayed the effective date for nonfinancial assets and liability, except for those recognized or disclosed at fair value on a recurring basis. The Company adopted the guidance at the beginning of 2009 and the adoption did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued guidance that establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, the guidance determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the guidance at the beginning of 2009.

In March 2008, the FASB issued guidance that expands disclosure requirements about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. It became effective for fiscal years beginning after November 15, 2008; therefore, the Company adopted the guidance during the first quarter of fiscal 2009. See Note C: Financial Derivatives for required disclosures.

In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim financial statements. The Company adopted the guidance during the second quarter of 2009. See Note L: Fair Value Measurements for required disclosures.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It became effective on a prospective basis for interim or annual financial periods ending after June 15, 2009 and the adoption did not have a material impact on the consolidated financial statements and disclosures. See Note A, “Basis of Presentation” above for required disclosures.

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

Baldor is a purchaser of certain commodities, including copper and aluminum, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. The Company had derivative contracts designated as commodity cash flow hedges with a fair value asset of $9.8 million recorded in other current assets at October 3, 2009.

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

Details regarding the instruments as of quarter end are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
(In millions)

Swap	$250.0	April 30, 2012	5.12%	LIBOR	$(19.10)
Collar	$100.0	April 30, 2012	LIBOR	LIBOR – Floor 4.29%; Cap 6.50%	$(6.16)

(1)	LIBOR is determined each reset date based on London and New York business days. Floating rates used in instruments are matched exactly to floating rate in credit agreement.
(2)	Fair value is an estimated amount the Company would have received (paid) to terminate the agreement.

Baldor’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high-quality securities placed with major banks and financial institutions.

Foreign affiliates comprise approximately 12% of our consolidated net sales for the nine months ended October 3, 2009. As a result, our exposure to foreign currency risk is not significant. We continue to monitor the effects of foreign currency exchange rates and will utilize foreign currency hedges where appropriate.

Item 4.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management is also responsible for maintaining adequate internal control over financial reporting.

Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 3, 2009. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2009.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Reliance on January 31, 2007 and Maska on August 29, 2008, certain information included in the Company’s consolidated financial statements for the quarter and nine months ended October 3, 2009, was obtained from accounting and information systems utilized by Reliance and Maska that have not yet been integrated in the Company’s systems. The Company is currently in the process of integrating those systems. During the second quarter of 2009, some of Reliance and Maska’s accounting and financial reporting systems were integrated into the Company’s systems. As a result, certain processes were changed. There have been no other changes in the Company’s internal controls over financial reporting identified in connection with the evaluation or in other factors that occurred during the first nine months of 2009 that has materially affected, or is reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The Company’s risk factors are fully described in the Company’s 2008 Form 10-K. No material changes to the risk factors have occurred since the Company filed its 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 3, 2009, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
July 5, 2009 – Aug 1, 2009	—	—	—	—
Month #2
Aug 2, 2009 – Aug 29, 2009	1,000	$28.16	—	—
Month #3
Aug 30, 2009 – Oct 3, 2009	25,893	$29.73	—	—

Total	26,893	$29.67	—	—

(1)	Consists only of shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During the third quarter of 2009, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). When exercised, the exercise price paid by the District Managers equals the market value of the stock on the date of the grant. When a District Manager exercises an option, the Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares that have been granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company. In 2006, this DM Plan was effectively cancelled except with respect to then outstanding grants and no further awards have since been or will be granted from this Plan.

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

BALDOR ELECTRIC COMPANY
(Registrant)

Date: November 12, 2009	By:	/S/ GEORGE E. MOSCHNER
George E. Moschner
Chief Financial Officer and Secretary
(on behalf of the Registrant and as Principal Financial Officer)

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.		Description

3(i)	*	Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii)	*	Bylaws of Baldor Electric Company, as originally adopted on May 2, 1980, and amended effective August 4, 2008, and filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

4.1	*	Specimen of Common Stock representing Common Stock, par value $0.10 per share, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 31, 2007.

4(ii).1	*	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).2	*	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).3	*	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).4	*	Form of 8 5/8% Senior Note due 2017 (incorporated by reference to Exhibit 4(ii).1).

10(i).1	*	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

10(i).1.1	*	Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007, filed as Exhibit 10(i).2.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2007.

10(i).1.2	*	Second amendment between the Company and BNP Paribas, as Administrative Agent, dated March 31, 2009, previously filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed April 4, 2009.

10(ii).1	* †	1987 Incentive Stock Plan, originally filed as Appendix A to the Registrant’s Proxy Statement dated April 3, 1987, and refiled as Exhibit 10(iii)(A)(3) to the Registrant’ Annual Report on Form 10-K for the year ended December 31, 1994.

10(ii).2	* †	1994 Incentive Stock Option Plan, as restated and amended at the Company’s Annual Meeting on May 2, 1998, filed as Exhibit 10(iii)(A).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(ii).3	* †	1996 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(ii).4	* †	Stock Option Plan for Non-Employee Directors, as approved by the Company’s Board of Directors on February 5, 2001, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

10(ii).6	* †	Bonus Plan for Executive Officers, as approved by the Company’s Compensation Committee of the Board of Directors and the Company’s Board of Directors on December 22, 2008, and filed as Exhibit 10(iii).5 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009.

10(iii).7	* †	2006 Equity Incentive Plan, as amended effective May 2, 2009, filed as an appendix to the Registrant’s Proxy Statement dated April 3, 2009.

10(iii).8	* †	Plan for Tax Deductible Executive Incentive Compensation, filed as Exhibit A to the Registrant’s Proxy Statement dated April 3, 2009.

31.1		Certification by Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
†	Management contract or compensatory plan or arrangement.