Form 10-Q
period 2010-04-03
BALDOR ELECTRIC CO
filed 2010-05-13
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

At April 3, 2010, there were 46,819,899 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share amounts)				April 3, 2010	January 2, 2010

ASSETS
Current Assets
Cash and cash equivalents				$15,683	$15,270
Accounts receivable, less allowance for doubtful accounts of $3,397 at April 3, 2010 and $4,023 at January 2, 2010				261,454	229,174
Inventories:
Finished products				159,463	163,861
Work-in-process				42,541	44,176
Raw materials				122,542	126,598

				324,546	334,635
LIFO valuation adjustment				(61,175)	(58,071)

				263,371	276,564
Prepaid expenses				8,745	3,150
Other current assets				66,417	79,076

Total Current Assets				615,670	603,234
Property, Plant and Equipment
Land and improvements				16,757	16,483
Buildings and improvements				122,441	121,643
Machinery and equipment				611,939	618,501
Allowances for depreciation and amortization				(397,072)	(393,662)

Net Property, Plant and Equipment				354,065	362,965
Other Assets
Goodwill				1,031,970	1,032,733
Intangible assets, net of amortization				632,933	637,070
Other				15,282	15,535

Total Assets				$2,649,920	$2,651,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable				$76,514	$61,776
Accrued employee compensation				11,466	7,436
Accrued profit sharing				3,318	7,815
Accrued warranty costs				9,765	9,330
Accrued insurance obligations				9,000	9,635
Accrued interest expense				15,932	27,782
Other accrued expenses				52,154	55,090
Dividends payable				7,954	7,924
Income taxes payable				3,555	—
Current maturities of long-term obligations				6,997	7,108

Total Current Liabilities				196,655	193,896

Long-term obligations				1,144,863	1,156,005
Other liabilities				58,824	69,581
Deferred income taxes				305,906	308,212
Commitments and Contingencies
		April 3, 2010	January 2, 2010
Shareholders’ Equity
Preferred stock, $0.10 par value:
Authorized shares	5,000,000
Issued and outstanding shares	None
Common stock, $0.10 par value:
Authorized shares	150,000,000
Issued shares		55,752,921	55,538,933	5,575	5,554
Outstanding shares		46,819,899	46,612,596
Additional paid-in capital				558,485	551,830
Retained earnings				569,611	562,497
Accumulated other comprehensive loss				(480)	(7,209)
Treasury stock, at cost		8,933,022	8,926,337	(189,519)	(188,829)

Total Shareholders’ Equity				943,672	923,843

Total Liabilities and Shareholders’ Equity				$2,649,920	$2,651,537

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 3, 2010	April 4, 2009

Net sales	$397,460	$402,479
Cost of goods sold	276,348	286,053

Gross profit	121,112	116,426
Selling and administrative expenses	68,703	71,428

Operating profit	52,409	44,998
Other income (loss), net	1,107	785
Gain on debt modification	—	35,740
Debt discount amortization	(2,484)	—
Interest expense	(27,525)	(22,483)

Income before income taxes	23,507	59,040
Provision for income taxes	8,439	22,622

Net income	$15,068	$36,418

Net earnings per common share – basic	$0.32	$0.79
Net earnings per common share – diluted	$0.32	$0.79

Weighted-average shares outstanding – basic	46,690	46,324
Weighted-average shares outstanding – diluted	47,213	46,359

Dividends declared per common share	$0.17	$0.17

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total
(In thousands, except per share amounts)	Shares	Amount

BALANCE AT JANUARY 2, 2010	55,539	$5,554	$551,830	$562,497	$(7,209)	$(188,829)	$923,843
Comprehensive income
Net income	—	—	—	15,068	—	—	15,068
Other comprehensive income:
Postretirement plan actuarial adjustment net of income taxes of $3,715					5,916		5,916
Currency translation adjustments	—	—	—	—	1,525	—	1,525
Unrealized adjustment on derivatives net of income taxes of $ 477	—	—	—	—	(712)	—	(712)

Total other comprehensive income							6,729

Total comprehensive income							21,797

Stock option plans (including 52 shares exchanged and $1,207 income tax benefit)	214	21	6,036	—	—	(1,645)	4,412
Cash dividends at $0.17 per share	—	—	—	(7,954)	—	—	(7,954)
Treasury stock issued	—	—	619	—	—	955	1,574

BALANCE AT APRIL 3, 2010	55,753	$5,575	$558,485	$569,611	$(480)	$(189,519)	$943,672

—	Total comprehensive income for the three months ending April 3, 2010 and April 4, 2009 was $21.8 million and $47.2 million, respectively.
—	Unrealized after-tax losses on derivatives of $2.0 million and $1.3 million are included in accumulated other comprehensive income (loss) as of April 3, 2010 and January 2, 2010, respectively.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(In thousands)	April 3, 2010	April 4, 2009

Operating activities:
Net income	$15,068	$36,418
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sales of assets	1,419	643
Mark to market on derivative instruments	(2,165)	—
Gain on debt modification	—	(35,740)
Amortization of debt discount	2,484	—
Amortization of discontinued interest rate hedge	3,003	—
Depreciation	11,969	12,793
Amortization	5,576	5,678
Allowance for doubtful accounts receivable	(626)	(363)
Deferred income tax	(6,109)	10,380
Share-based compensation expense	1,881	1,710
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	(31,654)	16,614
Inventories	9,878	(307)
Other current assets	(5,669)	(7,830)
Accounts payable	14,760	(18,493)
Accrued expenses and other liabilities	(13,988)	(5,086)
Income taxes payable	11,287	11,762
Other assets, net	(62)	(423)

Net cash provided by operating activities	17,052	27,756

Investing activities:
Purchases of property, plant and equipment	(7,224)	(6,916)
Proceeds from sale of assets	6,037	18

Net cash used in investing activities	(1,187)	(6,898)

Financing activities:
Proceeds from long-term obligations	45,000	35,059
Principal payments of long-term obligations	(58,774)	(41,978)
Principal payments on note payable	—	(735)
Dividends paid	(7,924)	(15,731)
Stock option exercises	5,039	1,949
Excess tax benefits on share-based payments	1,207	1
Net increase in bank overdrafts	—	1,697
Debt amendment fees	—	(7,342)

Net cash used in financing activities	(15,452)	(27,080)

Net increase (decrease) in cash and cash equivalents	413	(6,222)
Beginning cash and cash equivalents	15,270	13,098

Ending cash and cash equivalents	$15,683	$6,876

Noncash items:

—	Additional paid-in capital resulting from shares traded for option exercises and taxes amounted to $1,544 and $0 in the first three months of 2010 and 2009, respectively.
—	Treasury shares amounting to $1,574 and $3,487 were issued in March 2010 and 2009 to fund the 2009 and 2008 accrued profit sharing contributions, respectively.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements

April 3, 2010

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 2, 2010. In the opinion of management, all adjustments (consisting of normal recurring items and the debt modification described in NOTE C) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 3, 2010, may not be indicative of the results that may be expected for the fiscal year ending January 1, 2011.

Segment Reporting: The Company operates in one segment that markets, designs and manufactures industrial electric motors, drives, generators, and other mechanical power transmission products, within the power transmission equipment industry.

Fiscal Year: The Company’s fiscal year ends on the Saturday nearest to December 31, which results in a 52-week or 53-week year. Fiscal year 2010, ending on January 1, 2011, will contain 52 weeks. Fiscal year 2009 contained 52 weeks.

Accounts Receivable: Trade receivables are recorded in the balance sheets at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. The Company generally does not require that its customers provide collateral. No single customer represented greater than 10% of net accounts receivable at April 3, 2010 or January 2, 2010.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

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

Impairment of Goodwill and Indefinite Lived Intangibles: At April 3, 2010, goodwill and indefinite-lived intangibles amounted to $1.0 billion and $354.8 million, respectively. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. However, the Company could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

The Company’s fiscal 2009 annual impairment analyses of goodwill and other intangible assets did not result in an impairment charge. However, based on sensitivity analysis performed in conjunction with the 2009 annual test, a 5% decline in the estimated fair value of one of the Company’s indefinite-lived intangible assets with a carrying value of $225.9 million would have resulted in the estimated fair value falling below the carrying value by approximately $4.7 million. Accordingly, management continues to monitor business conditions and projected revenues related to its indefinite-lived intangibles and will perform additional interim testing if deemed necessary. Based upon first quarter 2010 revenues, results of operations and management’s current outlook for the remainder of 2010, management concluded that there were no indications that the assumptions utilized in the 2009 annual impairment testing would not be achieved. As a result, no interim test for impairment of goodwill or other indefinite-lived intangibles was performed.

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

Pension and Postretirement Health Plan: The Company uses the fiscal year end as a measurement date for its pension and postretirement health plans.

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three months ended April 3, 2010, and April 4, 2009, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of pre-tax income between domestic and international operations. The significant permanent tax differences primarily consist of the deduction for domestic production activities and nondeductible expenses.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities. The impact of discrete items is separately recognized in the quarter in which they occur.

The effective tax rate for the three months ended April 3, 2010 and April 4, 2009 was 35.9% and 38.3%, respectively. The change between the effective tax rate during the 3-months ending April 3, 2010, and April 4, 2009, primarily related to the income tax effect of the debt modification gain recorded in the first quarter of 2009.

The Company provides for uncertain tax benefits, and the related interests and penalties, and adjusts its unrecognized tax benefits, accrued interest and penalties accordingly. The Company had $1.1 million in gross unrecognized tax benefits as of April 3, 2010 and January 2, 2010. Of this amount, $862,000 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

The Company classifies interest and penalties on uncertain tax benefits as interest expense and selling and administrative expenses, respectively. At April 3, 2010, before any tax benefits, the Company had $484,000 of accrued interest and penalties on unrecognized tax benefits.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The warranty period generally ranges from one to two years. Changes in the carrying amount of product warranty reserves are as follows:

	Three Months Ended
(In thousands)	April 3, 2010	April 4, 2009

Balance at beginning of period	$9,330	$9,477
Charges to costs and expenses	3,094	3,317
Payments	(2,659)	(3,378)

Balance at end of period	$9,765	$9,416

Share-Based Compensation: The Company has share-based compensation plans, which are described more fully herein under NOTE F – Stock Plans.

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

NOTE B – Financial Derivatives

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

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

Cash Flow Hedges

The Company has entered into certain commodity forward contracts to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. The effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness are recognized in earnings in the current period. Ineffective portions of the Company’s commodity cash flow hedges were not material during the first quarters of 2010 or 2009.

As of April 3, 2010, the Company had the following outstanding commodity forward contracts:

Commodity	Volume in Pounds
Copper	10,413,900

Gains recognized on commodity cash flow hedges reduced cost of sales by $6.2 million in the first quarter of 2010 and losses recognized increased cost of sales by $14.5 million in the first quarter of 2009. The Company expects after-tax gains totaling $8.0 million at April 3, 2010, recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges, will be recognized in cost of sales within the next nine months.

The Company has entered into interest rate instruments related to variable rate long-term obligations. The notional amount is $350.0 million and the instruments mature on April 30, 2012. On March 31, 2009, the Company amended its senior secured credit agreement. In conjunction with the amendment, a LIBOR floor was added to the variable rate borrowings. As a result, the Company determined that its existing interest rate hedges were no longer expected to be highly effective. Accordingly, effective March 31, 2009, the interest rate hedge instruments were discontinued as cash flow hedges. Accumulated after-tax losses recorded in accumulated other comprehensive income (loss) prior to the discontinuance remain in accumulated other comprehensive income and are recognized in earnings as the forecasted transactions occur or become probable of not occurring. Amortization related to the discontinuance of the interest rate hedge was $3.0 million during the first quarter of 2010 and is included in interest expense on the condensed consolidated statements of income. The change in fair value of the interest rate hedge instrument was $2.2 million during the first quarter of 2010 and is included in interest expense on the condensed consolidated statements of income. Unrealized after-tax losses of $10.0 million are recorded in accumulated other comprehensive income at April 3, 2010. The Company expects after-tax losses of approximately $6.6 million to be recognized in interest expense during the next twelve months.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the consolidated statements of income (in thousands):

Derivatives designated as hedging instruments – Cash flow hedges	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended		Three Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Interest rate contracts (1)	$—	$(34)	$(3,003)	$—
Commodity contracts	2,015	7,019	6,228	(14,454)

Total	$2,015	$6,985	$3,225	$(14,454)

(1)

Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges. The loss reclassified from Accumulated OCI into income for 2010 represents the amortization related to the discontinuance as cash flow hedge.

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended
		April 3, 2010	April 4, 2009
Interest rate contracts (1)	Interest Expense	$2,165	$—

Total		$2,165	$—

(1)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

The following table sets forth the fair value of all derivative instruments outstanding at April 3, 2010 and January 2, 2010 and the classification in the condensed consolidated balance sheets (in thousands):

	Balance Sheet Classification	April 3, 2010	January 2, 2010
Derivative Assets

Derivatives designated as hedging instruments

Commodity contracts	Other Current Assets	$13,173	$17,386

Total derivative assets – designated		13,173	17,386

Total derivative assets		$13,173	$17,386

Derivative Liabilities

Derivatives not designated as hedging instruments

Interest rate contracts (1)	Other Accrued Expenses	$19,804	$21,969

Total derivative liabilities – not designated		19,804	21,969

Total derivative liabilities		$19,804	$21,969

(1)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

Unrealized gains or losses related to the Company’s cash flow hedges are recorded in accumulated other comprehensive income (loss) at each measurement date. Unrealized gains or losses related to instruments that are not designated as hedges are recorded through the statement of income at each measurement date.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

NOTE C – Long-term Obligations

Long-term obligations are as follows:

($ In thousands)	Interest Rate at April 3, 2010	April 3, 2010	January 2, 2010

Senior secured term loan, variable interest rate	5.250%	$290,345	$304,026
Senior secured term loan, variable interest rate – hedged	9.884%	350,000	350,000
Revolving credit facility, variable interest rate	5.250%	—	—
Senior unsecured notes, fixed interest rate	8.625%	550,000	550,000
Other	6.272%	1,269	1,324

		1,191,614	1,205,350
Less current maturities		6,997	7,108

		1,184,617	1,198,242
Less discount on senior secured term loan		39,754	42,237

		$1,144,863	$1,156,005

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

The modification of the senior secured term loan was accounted for as an extinguishment of debt. As a result, the senior secured term loan was recorded at fair value as of the modification date which resulted in a noncash debt discount of $49.7 million being recorded in long-term obligations on the condensed consolidated balance sheet and a $35.7 million gain on debt modification in income from continuing operations in the condensed consolidated statement of income. The discount is being amortized to other expense over the remaining term of the debt. Fees paid related to the amendment of $5.7 million along with unamortized fees related to the original agreement of $8.3 million were deducted when calculating the gain. The unamortized balance of the discount is $39.8 million at April 3, 2010. Amortization amounted to $2.5 million in first quarter 2010.

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

Senior Secured Term and Revolving Credit Facility

Interest on the term loan is due periodically and calculated based on 3.25% plus a variable adjusted London Inter-Bank Offered Rate (“LIBOR”) with a minimum LIBOR rate of 2.0%. Quarterly principal payments of $1.7 million are due beginning April 30, 2010, and continue through January 31, 2013, at which date subsequent quarterly principal payments increase to $155.1 million through the loan due date of January 31, 2014.

Additional principal payments may be due based upon a prescribed annual excess cash flow calculation until such time as a prescribed total leverage ratio is achieved. There were no additional payments due based on the Company’s calculations for the fiscal year ended January 2, 2010. Additional principal payments may also be due based upon the net available proceeds from the disposition of assets, a casualty event, an equity issuance or incurrence of additional debt.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of April 3, 2010.

The revolving credit (“RC”) agreement, which matures April 30, 2012, provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. As of April 3, 2010, the Company had no outstanding borrowings under the revolver. An RC commitment fee is due quarterly at the annual rate of 0.625% on the unused amount of the RC commitment. At April 3, 2010, $20.5 million of LC’s were issued which reduces the aggregate LC and RC availability. Availability totaled $179.5 million at April 3, 2010. LC participation fees of 3.25% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on RC borrowings accrues at 3.25% plus LIBOR (0.24% at April 3, 2010) with a minimum rate of 2.0% or 1.25% per annum plus Prime (3.25% at April 3, 2010).

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

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

NOTE E – Profit –Sharing Plan, Pension Plan and Other Postretirement Benefits

The Company has a profit-sharing plan covering most domestic employees with more than two years of service. The Company’s contribution is derived by a formula that resulted in contributions of approximately 12% of pre-tax earnings of participating companies.

The Company has defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $37.6 million at April 3, 2010 and $48.4 million at January 2, 2010 are included in other liabilities on the condensed consolidated balance sheets. During the first quarter of 2010, certain active union employees were terminated from the plans as a result of the consolidation of a manufacturing facility. Accordingly, a curtailment gain of approximately $2.5 million was recorded as a reduction of the estimated liabilities. The reduction in liability was offset by a reduction in actuarial losses recorded in accumulated other comprehensive income.

Net periodic pension and other postretirement benefit costs include the following components for the three month periods ended April 3, 2010 and April 4, 2009:

Pension Benefits	Three Months Ended
(In thousands)	April 3, 2010	April 4, 2009

Service cost	$74	$92
Interest cost	62	65
Expected return on assets	(52)	(47)
Amortization of prior service costs	3	3
Amortization of net loss	10	8
Curtailment	53	—

Net periodic benefit cost	$150	$121

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

Other Postretirement Benefits	Three Months Ended
(In thousands)	April 3, 2010	April 4, 2009

Service cost	$5	$22
Interest cost	578	777
Expected return on assets	—	—
Amortization of prior service costs	—	—
Amortization of net loss	1	92

Net periodic benefit cost	$584	$891

The Company made contributions to the pension plans of approximately $152,000 and $104,000 for the three months ended April 3, 2010 and April 2, 2009, respectively. The Company made contributions to the postretirement plan of approximately $2.0 million and $1.8 million for the three months ended April 3, 2010 and April 4, 2009, respectively. The Company expects to contribute $550,000 to the pension plans and $4.3 million to the postretirement benefit plan in 2010.

NOTE F – Stock Plans

The purpose of granting stock options and non-vested stock units is to encourage ownership in the Company. This provides an incentive for the participants to contribute to the success of the Company and aligns the interests of the participants with the interests of the shareholders of the Company. Historically, the Company has used newly-issued shares to fulfill stock option exercises. Once options are granted, the Company does not re-price any outstanding options. The Company’s 2006 Equity Incentive Plan (the “2006 Plan”) is the only Plan under which awards can be granted. When the 2006 Plan was adopted, the Company’s other stock plans were effectively cancelled except with respect to then outstanding grants and no further awards have since been or will be granted from those plans. In May 2009, shareholders approved an amendment to the 2006 Plan increasing the shares authorized by 1,500,000.

A summary of the Company’s stock plans and summary details about each Plan as of April 3, 2010, follows.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

2006 Plan: Awards granted under the 2006 Plan have included: incentive stock options, non-qualified stock options, and non-vested stock units. Non-vested stock units were awarded with no exercise price. Other awards permitted under this Plan include stock appreciation rights, restricted stock, and performance awards; however, no such awards have been granted. Option re-pricing is not permitted.

A summary of option activity during the three months ended April 3, 2010 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at January 2, 2010	3,046,437	$28.80
Granted	310,700	31.42
Exercised	(140,068)	20.95
Expired	(33,107)	33.22
Forfeited	(18,220)	31.80

Outstanding at April 3, 2010	3,165,742	29.34	6.8 years	$30,981

Vested or expected to vest at April 3, 2010	3,057,244	29.40	6.7 years	$29,914
Exercisable at April 3, 2010	1,860,902	27.43	5.5 years	$19,840

The weighted-average grant-date fair value of options granted was $11.70 and $2.54 during the first three months of 2010 and 2009, respectively. The total intrinsic value of options exercised was $1.6 million and $11,000 during the first three months of 2010 and 2009, respectively.

As of April 3, 2010, there was $6.3 million of total unrecognized compensation cost related to non-vested options granted under the Plans expected to be recognized over a weighted-average period of 1.6 years.

A summary of non-vested stock unit activity during the three months ended April 3, 2010 is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit

Non-vested at January 2, 2010	147,376	$19.86
Granted	—	—
Vested	(76,878)	25.68
Forfeited	(2,401)	11.23

Non-vested at April 3, 2010	68,097	13.57

The total fair value of stock units vested during the first three months of 2010 and 2009 was $2.3 million and $490,000, respectively.

As of April 3, 2010, there was $317,000 of total unrecognized compensation cost expected to be recognized over a weighted-average period of 1.0 year related to non-vested stock units granted under the Plans.

The fair value of options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ applicable vesting periods. Listed in the table below are the weighted-average assumptions for those options granted in the period indicated.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

	Three Months Ended
	April 3, 2010	April 4, 2009

Volatility	42.2%	36.2%
Risk-free interest rates	2.8%	2.1%
Dividend yields	2.2%	5.4%
Expected option life	6.9 years	5.9 years

NOTE G – Earnings Per Share

The table below details earnings per common share for the periods indicated:

	Three Months Ended
(In thousands, except per share data)	April 3, 2010	April 4, 2009

Numerator:
Net income	$15,068	$36,418

Denominator Reconciliation:
Weighted-average shares – basic	46,690	46,324
Effect of dilutive securities – stock options and non-vested stock units	523	35

Weighted-average shares – diluted	47,213	46,359

Earnings per common share – basic	$0.32	$0.79
Earnings per common share – diluted	$0.32	$0.79

The total number of anti-dilutive securities excluded from the above calculations was 1,289,127 and 2,600,445 at April 3, 2010 and April 4, 2009, respectively.

NOTE H – Fair Value Measurements

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

Assets (liabilities) measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of April 3, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(14,953)	$—	$(14,953)
Interest rate collar	—	(4,851)	—	(4,851)
Copper swaps	13,173	—	—	13,173

Total	$13,173	$(19,804)	$—	$(6,631)

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

April 3, 2010

The Company’s methods and assumptions used to estimate the fair value of derivative instruments include quoted market prices (level 1) for commodity instruments and other quoted prices (level 2) for interest rate instruments.

The carrying amounts and estimated fair values of the Company’s long-term debt at April 3, 2010 are summarized below:

(In thousands)	Carrying Value	Estimated Fair Value
Senior notes	$550,000	$583,000
Term loan	$600,592	$605,847

The Company’s methods and assumptions used to estimate the fair value of debt include quoted market prices (level 1) for fixed rate debt and other quoted prices (level 2) for variable rate debt.

The carrying amounts of cash and cash equivalents, receivables, and trade payables at April 3, 2010, approximate their fair value due to the short term maturity of these instruments.

NOTE I – Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance that expands disclosure requirements regarding fair value measurements, specifically adding new requirements for disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. It is effective for the first quarter 2010; however, the disclosure about purchases, sales, issuances, and settlements related to Level 3 measurements is not effective until first quarter 2011. The adoption did not have a material impact on the consolidated financial statements and disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading marketer, designer, and manufacturer of industrial electric motors, mechanical power transmission products, drives and generators, currently supplying over 10,000 customers in more than 200 industries. Our products are sold to a diverse customer base consisting of original equipment manufacturers (“OEM’s”) and distributors, serving markets in the United States and throughout the world. OEM’s primarily use our products in new installations which expands our installed base and leads to future replacement product sales. Overall, our domestic sales are generated equally between OEM’s and distributors. Approximately 60% of our industrial motor products and approximately 20% of our mechanical power transmission products are sold directly to OEM’s with the remainder being sold to distributors.

Generally, our financial performance is driven by industrial spending and the strength of the economies in which we sell our products, and is also influenced by:

•	Investments in manufacturing capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	Capacity utilization;

•	Our customers’ needs for greater variety, timely delivery, and higher quality at a competitive cost; and

•	Our large installed base, which creates significant replacement demand.

Demand for our products is closely tied to growth trends in the economy and levels of industrial activity and capital investment. Specific drivers of demand for our products include process automation, efforts in energy conservation and productivity improvement, regulatory and safety requirements, new technologies and replacement of worn parts. Our products are typically critical parts of customers’ end-applications, and the end user’s cost associated with their failure is high. Consequently, we believe that end users of our products base their purchasing decisions on quality, reliability, efficiency and availability, as well as customer service. We believe key success factors in our industry include strong reputation and brand preference, good customer service and technical support, product availability and a strong distribution network.

Business conditions improved throughout the first quarter of 2010 with incoming orders exceeding shipments by approximately $25 million. While January and February sales were lower than the same periods last year, March sales increased more than 8%. For the quarter ended April 3, 2010, our sales decreased 1% from the same period last year. However, operating profit increased 17%.

Sales to our domestic distributor customers increased 5% compared to first quarter 2009 and domestic sales to OEM’s were down 2%. Distributors aggressively reduced inventories during 2009. This destocking process substantially ended during third quarter 2009 and incoming order rates from our distributors improved through fourth quarter 2009 and first quarter of this year. While we do not believe distributors have begun restocking their inventories, we do believe they are maintaining base inventory levels. Consequently, we believe the recent increase in incoming order rates is an indication of improved end-market demand. Although sales to OEM’s were still slightly lower than first quarter 2009, they continued to improve throughout the first quarter with March sales increasing 8% over March 2009.

Sales of our Super-E premium-efficient motor products grew during the first quarter ahead of the December 2010 effective date of the 2007 Energy Independence and Security Act (“EISA”), increasing 6% over first quarter 2009. While these motors sell at a 20% to 30% price premium over standard-efficiency motors, partly because they cost more to produce, they consume less energy and our customers realize a decrease in their total cost of ownership. Super-E motor products comprised 17% of total motor sales during the first quarter, compared to 15% for the same period last year. Once EISA takes effect, we expect premium efficient motors to comprise approximately 50% of our total motor sales.

During fourth quarter 2008, we proactively began implementing cost reduction initiatives throughout the Company, and began accelerating integration projects related to our recent acquisitions. As a result of these initiatives, we achieved more than $92 million of cost reductions for fiscal year 2009. We expect these cost reductions to amount to approximately $115 million on an annual basis beginning in 2010. Our proactive cost reduction actions combined with continued productivity improvements resulted in sequentially improving operating margins each quarter of 2009 when compared to fourth quarter 2008, in spite of declining revenues. In addition, third and fourth quarter 2009 operating margins each improved when compared to the same periods of 2008. This trend continued in the first quarter of 2010 as our operating margin improved to 13% compared to 11% for the first quarter of last year.

Results of Operations

First quarter 2010 compared to first quarter 2009

Net income was $15.1 million for first quarter 2010, down 58.6% from $36.4 million in first quarter 2009. First quarter 2010 diluted earnings per share (EPS) was $0.32, compared to $0.79 per diluted share in first quarter 2009. First quarter 2009 included a noncash gain from the modification of our senior secured credit facility, amounting to $21.6 million in net income or $0.47 per diluted share.

Net sales for the quarter decreased 1.2% to $397.4 million compared to $402.5 million in 2009. Sales of industrial electric motor products decreased 7.0% from 2009 and comprised 63.3% of total sales for the year compared to 67.2% for the same period last year. While overall motor product sales decreased, sales of Super-E premium-efficient motors grew 6.5% for the quarter and increased to 17.1% of total motor sales in 2010 compared to 14.9% in 2009. Sales of mounted bearings, gearing, and other mechanical power transmission products increased 8.9% from 2009 and comprised 30.2% of total sales in the first quarter of 2010 compared to 27.3% in 2009. Our mechanical power transmission product sales are heavily weighted toward distributor customers. Inventory destocking throughout 2009 resulted in our distributor customers’ inventories declining to historically low levels by the end of 2009. As end-market demand has improved, distributors have maintained current inventory levels. Sales of other products increased 19.1% from first quarter 2009 and comprised 6.5% of total sales in first quarter 2010 compared to 5.5% in 2009.

Gross margin was 30.5% in first quarter 2010 compared to 28.9% in first quarter 2009. As a result of continued product design improvements, cost reductions and integration initiatives implemented during 2009, and advantageous pricing on certain of our raw materials, we improved our margin in spite of lower sales.

Operating margin improved to 13.2% for the first quarter from 11.2% in first quarter 2009 on slightly less sales. Selling and administrative expenses decreased by $2.7 million in 2010 and, as a percentage of sales, were 17.3%, compared to 17.7% in 2009. We realized significant cost reductions during 2009 and maintained those savings during first quarter 2010.

Interest expense increased $5.0 million compared to first quarter 2009. While we benefited from reducing our outstanding debt balance, interest rates on our variable rate debt increased as a result of the March 31, 2009 amendment. Consequently, cash interest expense on the facility increased $4.6 million in first quarter 2010 when compared to the same period last year.

Pre-tax income of $23.5 million for first quarter 2010 decreased 60.2% compared to first quarter 2009 pretax income of $59.0 million. Pre-tax income for first quarter 2009 included a $35.7 million noncash gain related to the March 31, 2009 amendment of our senior secured credit facility.

Our effective income tax rate was 35.9% in first quarter 2010 compared to 38.3% in first quarter of 2009. The change between the effective tax rate for first quarter 2010 and first quarter 2009 is primarily related to the income tax effect of the noncash debt modification gain recorded in first quarter 2009.

Current Outlook

While 2009 was a very difficult year, we believe we made many decisions during the year that will benefit us in the long-term. During 2009, we achieved cost reductions that will amount to approximately $115.0 million in 2010, while continuing to invest in new products, new customers, and productivity improvements, and retaining our talented and experienced workforce. We expect to maintain these cost reductions and we believe the long-term focus of our decisions during the recession has positioned us to take advantage of opportunities as the economy continues to recover. Currently, we expect second quarter 2010 net sales to be 8% to 12% higher than second quarter 2009. See “Forward-looking statements” concerning important factors that could impact actual results.

Environmental Remediation

We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our senior secured revolving credit facility (revolver). We expect that short-term and long-term funding requirements will continue to be met by these sources. At April 3, 2010, we had no outstanding borrowings under the revolver. We have approximately $179.5 million of borrowing capacity under the revolver which matures in 2012.

Cash flows from operations amounted to $17.1 million in first quarter 2010 compared to $27.8 million in first quarter 2009. During first quarter 2009, we recovered $19.1 million of margin deposits on our commodity hedges that were funded during the fourth quarter of 2008. During first quarter 2010, inventories decreased as business levels increased sharply, contributing $9.9 million to operating cash flows.

Net cash used in investing activities was $1.2 million in first quarter 2010 and $6.9 million in first quarter 2009. Investing activities in first quarter 2010 included cash used to acquire property, plant and equipment of $7.2 million and cash proceeds of $6.0 million from the sale of assets. Investing activities in first quarter 2009 were primarily related to property, plant and equipment additions.

Net cash used in financing activities of $15.5 million in first quarter 2010 included dividends paid to shareholders of $7.9 million, net debt payments of $13.8 million and proceeds from stock option exercises of $5.0 million. Financing activities in first quarter 2009 included dividends paid to shareholders of $15.7 million, amendment fees of $7.3 million related to the March 31, 2009 amendment of our senior secured credit facility, net debt payments of $7.7 million and proceeds from stock option exercises of $1.9 million. Due to the timing of our year end, we funded the fourth quarter 2008 dividend of $7.9 million in addition to the first quarter 2009 dividend during first quarter 2009, whereas the first quarter 2010 dividend was funded in second quarter 2010.

We have a corporate family credit rating of BB- and senior secured debt rating of Ba3 with a stable outlook by Moody’s Investors Services, Inc. (“Moody’s”). We have a long-term issuer credit rating of B1 and senior secured debt rating of BB+ with a stable outlook by Standard & Poor’s Rating Service (“S&P”). We have senior unsecured debt ratings of B3 by Moody’s and B by S&P. We have a Moody’s liquidity rating of SGL-2. Our senior secured credit facility has a downward rating trigger that increases the margin paid on variable rate borrowings from 3.25% to 3.50% for any period during which our Moody’s corporate family rating is below BB- or our S&P long-term issuer rating is below B1. We have no downward rating triggers that would accelerate the maturity of amounts drawn under our senior secured credit facility. Also, we have no downward rating triggers under our senior unsecured notes.

Our senior secured credit facility and senior unsecured notes contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets and which require us to maintain compliance with certain quarterly financial ratios. The primary financial ratios in our credit agreement are total leverage (total debt/EBITDA, as defined) and senior secured leverage (senior secured debt/EBITDA, as defined). We have maintained compliance with all covenants and were in compliance at April 3, 2010. We expect to remain in compliance with these covenants in 2010.

Dividend Policy

Dividends paid to shareholders amounted to $0.17 per common share in first quarter 2010 and in first quarter 2009. Our objective is for shareholders to receive dividends while also participating in Baldor’s growth. The terms of our credit agreement and the indenture limit our ability to increase dividends in the future.

Recently Issued Accounting Pronouncements

See Note I, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements, included in Item 1 of this report for recently issued accounting pronouncements.

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

Baldor is a purchaser of certain commodities, including copper and aluminum, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. The Company had derivative contracts designated as commodity cash flow hedges with a fair value asset of $13.2 million recorded in other current assets at April 3, 2010.

Baldor’s interest rate risk is primarily related to its senior secured credit facility which bears interest at variable rates. Additionally, the Company’s long-term obligations include senior unsecured notes totalling $550.0 million which bear interest at a fixed rate of 8.625%. The Company utilizes various interest rate instruments to manage its future exposure to interest rate risk on a portion of the variable rate obligations. Effective March 31, 2009, the Company amended its senior secured credit agreement. In conjunction with the amendment, a LIBOR floor was added to the variable rate borrowings. As a result, the Company determined that its existing interest rate instruments were no longer expected to be highly effective and were discontinued as cash flow hedges. Details regarding the instruments as of April 3, 2010, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
(In millions)

Swap	$250.0	April 30, 2012	5.12%	LIBOR	$(15.0)
Collar	$100.0	April 30, 2012	LIBOR	LIBOR – Floor 4.29%; Cap 6.50%	$(4.8)

(1)	LIBOR is determined each reset date based on London and New York business days. Floating rates used in instruments are matched exactly to floating rate in credit agreement.
(2)	Fair value is an estimated amount the Company would have received (paid) to terminate the agreement.

Baldor’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high-quality securities placed with major banks and financial institutions. Accounts receivables are comprised of a large number of customers across broad industries and geographic areas.

Foreign affiliates comprise approximately 9.0% of our consolidated net sales. As a result, our exposure to foreign currency risk is not significant. We continue to monitor the effects of foreign currency exchange rates and will utilize foreign currency hedges where appropriate.

Item 4.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management is also responsible for maintaining adequate internal control over financial reporting.

Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 3, 2010. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting or in other factors that occurred during first quarter 2010 that have materially affected, or are reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The Company’s risk factors are fully described in the Company’s 2009 Form 10-K. No material changes to the risk factors have occurred since the Company filed its 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 3, 2010, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
Jan 3, 2010 – Jan 30, 2010	2,042	$28.65	—	—
Month #2
Jan 31, 2010 – Feb 27, 2010	34,272	$30.55	—	—
Month #3
Feb 28, 2010 – Apr 3, 2010	15,421	$35.05	—	—

Total	51,735	$31.81	—	—

(1)	Consists only of shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During first quarter 2010, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). When exercised, the exercise price paid by the District Managers equals the market value of the stock on the date of the grant. When a District Manager exercises an option, the Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares that have been granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company. In 2006, this DM Plan was effectively cancelled except with respect to then outstanding grants and no further awards have since been or will be granted from this Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

a.	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDOR ELECTRIC COMPANY
(Registrant)

Date: May 13, 2010	By	/S/ GEORGE E. MOSCHNER
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