Form 10-Q
period 2010-07-03
BALDOR ELECTRIC CO
filed 2010-08-11
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

At July 3, 2010, there were 46,979,185 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share amounts)				July 3, 2010	January 2, 2010

ASSETS
Current Assets
Cash and cash equivalents				$16,360	$15,270
Accounts receivable, less allowance for doubtful accounts of $3,026 at July 3, 2010 and $4,023 at January 2, 2010				282,217	229,174
Inventories:
Finished products				154,462	163,861
Work-in-process				44,337	44,176
Raw materials				134,566	126,598

				333,365	334,635
LIFO valuation adjustment				(63,116)	(58,071)

				270,249	276,564
Prepaid expenses				6,252	3,150
Other current assets				66,627	79,076

Total Current Assets				641,705	603,234
Property, Plant and Equipment
Land and improvements				16,666	16,483
Buildings and improvements				122,061	121,643
Machinery and equipment				610,686	618,501
Allowances for depreciation and amortization				(402,973)	(393,662)

Net Property, Plant and Equipment				346,440	362,965
Other Assets
Goodwill				1,031,699	1,032,733
Intangible assets, net of amortization				628,799	637,070
Other				14,691	15,535

Total Assets				$2,663,334	$2,651,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable				$95,214	$61,776
Accrued employee compensation				13,765	7,436
Accrued profit sharing				7,785	7,815
Accrued warranty costs				10,268	9,330
Accrued insurance obligations				9,709	9,635
Accrued interest expense				26,858	27,782
Other accrued expenses				52,543	55,090
Dividends payable				7,983	7,924
Current maturities of long-term obligations				6,705	7,108

Total Current Liabilities				230,830	193,896

Long-term obligations				1,119,155	1,156,005
Other liabilities				57,625	69,581
Deferred income taxes				300,529	308,212
Commitments and Contingencies

		July 3, 2010	January 2, 2010
Shareholders’ Equity
Preferred stock, $0.10 par value:
Authorized shares 5,000,000
Issued and outstanding shares None
Common stock, $0.10 par value:
Authorized shares 150,000,000
Issued shares	55,982,819		55,538,933	5,598	5,554
Outstanding shares	46,979,185		46,612,596
Additional paid-in capital				566,301	551,830
Retained earnings				584,395	562,497
Accumulated other comprehensive loss				(8,769)	(7,209)
Treasury stock, at cost	9,003,634		8,926,337	(192,330)	(188,829)

Total Shareholders’ Equity				955,195	923,843

Total Liabilities and Shareholders’ Equity				$2,663,334	$2,651,537

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$439,491	$384,678	$836,952	$787,211
Cost of goods sold	303,099	275,456	579,447	561,886

Gross profit	136,392	109,222	257,505	225,325
Selling and administrative expenses	72,065	64,964	140,768	136,064

Operating profit	64,327	44,258	116,737	89,261
Other income (loss), net	(187)	(1,114)	920	(333)
Gain on debt modification	0	0	0	35,740
Debt discount amortization	(2,484)	(2,484)	(4,968)	(2,484)
Interest expense	(26,195)	(28,376)	(53,720)	(50,859)

Income before income taxes	35,461	12,284	58,969	71,325
Provision for income taxes	12,694	4,489	21,134	27,109

Net income	$22,767	$7,795	$37,835	$44,216

Net earnings per common share – basic	$0.49	$0.17	$0.81	$0.95
Net earnings per common share – diluted	$0.48	$0.17	$0.80	$0.95

Weighted-average shares outstanding – basic	46,921	46,569	46,805	46,447
Weighted-average shares outstanding – diluted	47,585	46,821	47,399	46,619

Dividends declared per common share	$0.17	$0.17	$0.34	$0.34

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Treasury Stock, at cost
	Common Stock			Retained Earnings
(In thousands, except per share amounts)	Shares	Amount					Total

BALANCE AT JANUARY 2, 2010	55,539	$5,554	$551,830	$562,497	$(7,209)	$(188,829)	$923,843
Comprehensive income
Net income	0	0	0	37,835	0	0	37,835
Other comprehensive income:
Postretirement plan actuarial adjustment net of income taxes of $3,715					6,013		6,013
Currency translation adjustments	0	0	0	0	(1,781)	0	(1,781)
Unrealized adjustment on derivatives net of income taxes of $3,791	0	0	0	0	(5,792)	0	(5,792)

Total other comprehensive income							(1,560)

Total comprehensive income							36,275

Stock option plans (including 122 shares exchanged and $2,277 income tax benefit)	444	44	13,852	0	0	(4,456)	9,440
Cash dividends at $0.34 per share	0	0	0	(15,937)	0	0	(15,937)
Treasury stock issued	0	0	619	0	0	955	1,574

BALANCE AT July 3, 2010	55,983	$5,598	$566,301	$584,395	$(8,769)	$(192,330)	$955,195

—	Total comprehensive income for the three and six months ending July 4, 2009 was $25.5 million and $72.7 million, respectively. Total comprehensive income for the three months ending July 3, 2010 was $14.5 million.
—	Unrealized after-tax losses on derivatives of $7.1 million and $1.3 million are included in accumulated other comprehensive income (loss) as of July 3, 2010 and January 2, 2010, respectively.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009

Operating activities:
Net income	$37,835	$44,216
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sales of assets	2,233	695
Mark to market adjustment on derivative instruments	(5,316)	(2,597)
Gain on debt modification	0	(35,740)
Amortization of debt discount	4,968	2,484
Amortization of discontinued interest rate hedge	6,006	3,003
Depreciation	23,567	24,230
Amortization	11,151	11,340
Allowance for doubtful accounts receivable	(997)	(314)
Deferred income tax	(13,556)	4,855
Share-based compensation expense	3,627	3,098
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	(52,046)	15,195
Inventories	3,036	33,641
Other current assets	(4,292)	(8,007)
Accounts payable	33,460	(18,997)
Accrued expenses and other liabilities	6,145	15,760
Income taxes payable	1,491	7,390
Other assets, net	(4,310)	5,651

Net cash provided by operating activities	53,002	105,903

Investing activities:
Purchases of property, plant and equipment	(13,115)	(17,810)
Proceeds from sale of assets	6,387	59

Net cash used in investing activities	(6,728)	(17,751)

Financing activities:
Proceeds from long-term obligations	50,000	45,059
Principal payments of long-term obligations	(92,214)	(96,800)
Principal payments on note payable	0	(735)
Dividends paid	(15,878)	(23,649)
Stock option exercises	10,631	3,440
Excess tax benefits on share-based payments	2,277	1
Net decrease in bank overdrafts	0	(7,500)
Debt amendment fees	0	(7,342)

Net cash used in financing activities	(45,184)	(87,526)

Net increase in cash and cash equivalents	1,090	626
Beginning cash and cash equivalents	15,270	13,098

Ending cash and cash equivalents	$16,360	$13,724

Noncash items:

—	Additional paid-in capital resulting from shares traded for option exercises and taxes amounted to $4,128 and $133 in the first six months of 2010 and 2009, respectively.
—	Treasury shares amounting to $1,574 and $3,487 were issued in March 2010 and 2009 to fund the 2009 and 2008 accrued profit sharing contributions, respectively.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements

July 3, 2010

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 2, 2010. In the opinion of management, all adjustments (consisting of normal recurring items and the debt modification described in NOTE C) considered necessary for a fair presentation have been included. The results of operations for the six months ended July 3, 2010, may not be indicative of the results that may be expected for the fiscal year ending January 1, 2011.

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

Accounts Receivable: Trade receivables are recorded in the balance sheets at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. The Company generally does not require that its customers provide collateral. No single customer represented greater than 10% of net accounts receivable at July 3, 2010 or January 2, 2010.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

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

Impairment of Goodwill and Indefinite Lived Intangibles: At July 3, 2010, goodwill and indefinite-lived intangibles amounted to $1.0 billion and $ 354.8 million, respectively. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. However, the Company could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

The Company’s fiscal 2009 annual impairment analyses of goodwill and other intangible assets did not result in an impairment charge. However, based on sensitivity analysis performed in conjunction with the 2009 annual test, a 5% decline in the estimated fair value of one of the Company’s indefinite-lived intangible assets with a carrying value of $225.9 million would have resulted in the estimated fair value falling below the carrying value by approximately $4.7 million. Accordingly, management continues to monitor business conditions and projected revenues related to its indefinite-lived intangibles and will perform additional interim testing if deemed necessary. Based upon second quarter and the first half of 2010 revenues, results of operations, and management’s current outlook for the remainder of 2010, management concluded that there were no indications that the assumptions utilized in the 2009 annual impairment testing would not be achieved. As a result, no interim test for impairment of goodwill or other indefinite-lived intangibles was performed.

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and six months ended July 3, 2010, and July 4, 2009, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of pre-tax income between domestic and international operations. The significant permanent tax differences primarily consist of the deduction for domestic production activities and nondeductible expenses.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities. The impact of discrete items is separately recognized in the quarter in which they occur.

The effective tax rate for the three months ended July 3, 2010 and July 4, 2009 was 35.8% and 36.5%, respectively. The effective tax rate for the six months ended July 3, 2010 and July 4, 2009 was 35.8% and 38.0%, respectively. The change between the effective tax rates during the three and six months ending July 3, 2010, and July 4, 2009, primarily related to additional valuation allowances for net operating loss carryforwards generated by foreign affiliates recorded in the second quarter of 2009.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

The Company provides for uncertain tax benefits, and the related interests and penalties, and adjusts its unrecognized tax benefits, accrued interest and penalties accordingly. The Company had $1.1 million in gross unrecognized tax benefits as of July 3, 2010 and January 2, 2010. Of this amount, $862,000 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

The Company classifies interest and penalties on uncertain tax benefits as interest expense and selling and administrative expenses, respectively. At July 3, 2010, before any tax benefits, the Company had $505,000 of accrued interest and penalties on unrecognized tax benefits.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The warranty period generally ranges from one to two years. Changes in the carrying amount of product warranty reserves are as follows:

	Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009

Balance at beginning of period	$9,330	$9,477
Charges to costs and expenses	5,615	5,726
Payments	(4,677)	(5,987)

Balance at end of period	$10,268	$9,216

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

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

Cash Flow Hedges

The Company has entered into certain commodity forward contracts to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. The effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness are recognized in earnings in the current period. Ineffective portions of the Company’s commodity cash flow hedges were not material during the three and six months ended July 3, 2010 and July 4, 2009.

As of July 3, 2010, the Company had the following outstanding commodity forward contracts:

Commodity	Volume in Pounds
Copper	13,885,200

Gains recognized on commodity cash flow hedges reduced cost of sales by $6.1 million in the second quarter of 2010 and losses recognized increased cost of sales by $5.2 million in the second quarter of 2009. Gains recognized on commodity cash flow hedges reduced cost of sales by $12.3 million in the first six months of 2010 and losses recognized increased cost of sales by $19.7 million in the first six months of 2009. The Company expects after-tax gains totaling $1.1 million at July 3, 2010, recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges, will be recognized in cost of sales within the next twelve months.

The Company has interest rate instruments related to variable rate long-term obligations. The notional amount is $350.0 million and the instruments mature on April 30, 2012. On March 31, 2009, the Company amended its senior secured credit agreement. In conjunction with the amendment, a LIBOR floor was added to the variable rate borrowings. As a result, the Company determined that its existing interest rate hedges were no longer expected to be highly effective. Accordingly, effective March 31, 2009, the interest rate hedge instruments were discontinued as cash flow hedges. Accumulated after-tax losses recorded in accumulated other comprehensive income (loss) prior to the discontinuance remain in accumulated other comprehensive income and are recognized in earnings as the forecasted transactions occur or become probable of not occurring. Amortization related to the discontinuance of the interest rate hedge was $3.0 million during the second quarter of 2010 and 2009 and is included in interest expense on the condensed consolidated statements of income. Amortization related to the discontinuance of the interest rate hedge was $6.0 million and $3.0 million during the first six months of 2010 and 2009, respectively, and is included in interest expense on the condensed consolidated statements of income. Unrealized after-tax losses of $8.2 million are recorded in accumulated other comprehensive income at July 3, 2010. The Company expects after-tax losses of approximately $5.9 million to be recognized in interest expense during the next twelve months.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the consolidated statements of income (in thousands):

Derivatives designated as hedging instruments – Cash flow hedges	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest rate contracts (1)	$0	$0	$(3,003)	$(3,003)
Commodity contracts	(5,300)	6,863	6,096	(5,244)

Total	$(5,300)	$6,863	$3,093	$(8,247)

Derivatives designated as hedging instruments – Cash flow hedges	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest rate contracts (1)	$0	$(108)	$(6,006)	$(3,003)
Commodity contracts	(3,284)	13,883	12,325	(19,698)

Total	$(3,284)	$13,775	$6,319	$(22,701)

(1)

Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges. The loss reclassified from Accumulated OCI into income for 2010 represents the amortization related to the discontinuance as cash flow hedge.

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
		July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest rate contracts (2)	Interest Expense	$3,151	$2,597	$5,316	$2,597

Total		$3,151	$2,597	$5,316	$2,597

(2)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

The following table sets forth the fair value of all derivative instruments outstanding at July 3, 2010 and January 2, 2010 and the classification in the condensed consolidated balance sheets (in thousands):

	Balance Sheet Classification	July 3, 2010	January 2, 2010
Derivative Assets

Derivatives designated as hedging instruments

Commodity contracts	Other Current Assets	$1,777	$17,386

Total derivative assets – designated		1,777	17,386

Total derivative assets		$1,777	$17,386

Derivative Liabilities

Derivatives not designated as hedging instruments

Interest rate contracts (3)	Other Accrued Expenses	$16,653	$21,969

Total derivative liabilities – not designated		16,653	21,969

Total derivative liabilities		$16,653	$21,969

(3)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

Unrealized gains or losses related to the Company’s cash flow hedges are recorded in accumulated other comprehensive income (loss) at each measurement date. Unrealized gains or losses related to instruments that are not designated as hedges are recorded through the statement of income at each measurement date.

NOTE C – Long-term Obligations

Long-term obligations are as follows:

($ In thousands)	Interest Rate at July 3, 2010	July 3, 2010	January 2, 2010

Senior secured term loan, variable interest rate	7.849%	$612,000	$654,026
Revolving credit facility, variable interest rate	5.250%	0	0
Senior unsecured notes, fixed interest rate	8.625%	550,000	550,000
Other	6.251%	1,129	1,324

		1,163,129	1,205,350
Less current maturities		6,705	7,108

		1,156,424	1,198,242
Less discount on senior secured term loan		37,269	42,237

		$1,119,155	$1,156,005

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

The modification of the senior secured term loan was accounted for as an extinguishment of debt. As a result, the senior secured term loan was recorded at fair value as of the modification date which resulted in a noncash debt discount of $49.7 million being recorded in long-term obligations on the condensed consolidated balance sheet and a $35.7 million gain on debt modification in income from continuing operations in the condensed consolidated statement of income. The discount is being amortized to other expense over the remaining term of the debt. Fees paid related to the amendment of $5.7 million along with unamortized fees related to the original agreement of $8.3 million were deducted when calculating the gain. The unamortized balance of the discount is $37.3 million at July 3, 2010. Amortization amounted to $2.5 million during the second quarter of 2010 and $5.0 million during the first six months of 2010.

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

Senior Secured Term and Revolving Credit Facility

Interest on the term loan is due periodically and calculated based on 3.25% plus a variable adjusted London Inter-Bank Offered Rate (“LIBOR”) with a minimum LIBOR rate of 2.0%. Quarterly principal payments of $1.6 million are due beginning July 29, 2010, and continue through January 31, 2013, at which date subsequent quarterly principal payments increase to $148.7 million through the loan due date of January 31, 2014.

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

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of July 3, 2010.

The revolving credit (“RC”) agreement, which matures April 30, 2012, provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. As of July 3, 2010, the Company had no outstanding borrowings under the revolver. An RC commitment fee is due quarterly at the annual rate of 0.625% on the unused amount of the RC commitment. At July 3, 2010, $23.4 million of LC’s were issued which reduces the aggregate LC and RC availability. Availability totaled $176.6 million at July 3, 2010. LC participation fees of 3.25% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on RC borrowings accrues at 3.25% plus LIBOR (0.35% at July 3, 2010) with a minimum rate of 2.0% or 1.25% per annum plus Prime (3.25% at July 3, 2010).

The senior secured credit facility is collateralized by substantially all of the Company’s assets.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

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

July 3, 2010

NOTE E – Profit –Sharing Plan, Pension Plan and Other Postretirement Benefits

The Company has a profit-sharing plan covering most domestic employees with more than two years of service. The Company’s contribution is derived by a formula that resulted in contributions of approximately 12% of pre-tax earnings of participating companies.

The Company has defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $36.3 million at July 3, 2010 and $48.4 million at January 2, 2010 are included in other liabilities on the condensed consolidated balance sheets. During the first quarter of 2010, certain active union employees were terminated from the plans as a result of the consolidation of a manufacturing facility. Accordingly, a curtailment gain of approximately $2.5 million was recorded as a reduction of the estimated liabilities. The reduction in liability was offset by a reduction in actuarial losses recorded in accumulated other comprehensive income.

Net periodic pension and other postretirement benefit costs include the following components for the three and six months ended July 3, 2010 and July 4, 2009:

Pension Benefits	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$71	$91	$143	$181
Interest cost	59	63	119	126
Expected return on assets	(50)	(45)	(100)	(90)
Amortization of prior service costs	3	3	5	5
Amortization of net loss	10	8	20	16
Curtailment	0	0	53	0

Net periodic benefit cost	$93	$120	$240	$238

Other Postretirement Benefits	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$5	$22	$10	$44
Interest cost	578	777	1,156	1,554
Expected return on assets	0	0	0	0
Amortization of prior service costs	0	0	0	0
Amortization of net loss	1	92	2	184

Net periodic benefit cost	$584	$891	$1,168	$1,782

The Company made contributions to the pension plans of approximately $119,000 and $112,000 for the three months ended July 3, 2010 and July 4, 2009, respectively and $176,000 and $216,000 for the six months ended July 3, 2010 and July 4, 2009, respectively. The Company made contributions to the postretirement plan of approximately $2.0 million for the three months ended July 3, 2010 and July 4, 2009 and $4.2 million and $3.8 million for the six months ended July 3, 2010 and July 4, 2009, respectively. The Company expects to contribute $550,000 to the pension plans and $8.4 million to the postretirement benefit plan in 2010.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

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

A summary of the Company’s stock plans and summary details about each Plan as of July 3, 2010, follows.

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

A summary of option activity during the six months ended July 3, 2010 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at January 2, 2010	3,046,437	$28.80
Granted	388,440	33.00
Exercised	(356,026)	22.21
Expired	(48,270)	34.91
Forfeited	(22,920)	32.96

Outstanding at July 3, 2010	3,007,661	30.00	6.7 years	$23,557

Vested or expected to vest at July 3, 2010	2,914,400	30.07	6.6 years	$22,816
Exercisable at July 3, 2010	1,700,980	27.94	5.4 years	$14,883

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

The weighted-average grant-date fair value of options granted was $12.42 and $3.57 during the first six months of 2010 and 2009, respectively. The total intrinsic value of options exercised was $5.2 million and $64,000 during the first six months of 2010 and 2009, respectively.

As of July 3, 2010, there was $6.1 million of total unrecognized compensation cost related to non-vested options granted under the Plans expected to be recognized over a weighted-average period of 1.6 years.

A summary of non-vested stock unit activity during the six months ended July 3, 2010 is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit

Non-vested at January 2, 2010	147,376	$19.86
Granted	14,040	38.41
Vested	(91,036)	25.20
Forfeited	(2,725)	11.23

Non-vested at July 3, 2010	67,655	16.87

The total fair value of stock units vested during the first six months of 2010 and 2009 was $2.9 million and $2.1 million, respectively.

As of July 3, 2010, there was $665,000 of total unrecognized compensation cost expected to be recognized over a weighted-average period of 1.0 year related to non-vested stock units granted under the Plans.

The fair value of options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ applicable vesting periods. Listed in the table below are the weighted-average assumptions for those options granted in the period indicated.

	Six Months Ended
	July 3, 2010	July 4, 2009

Volatility	42.3%	36.5%
Risk-free interest rates	2.8%	2.2%
Dividend yields	2.1%	4.8%
Expected option life	6.8 years	6.0 years

NOTE G – Earnings Per Share

The table below details earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Numerator:
Net income	$22,767	$7,795	$37,835	$44,216

Denominator Reconciliation:
Weighted-average shares – basic	46,921	46,569	46,805	46,447
Effect of dilutive securities – stock options and non-vested stock units	664	252	594	172

Weighted-average shares – diluted	47,585	46,821	47,399	46,619

Earnings per common share – basic	$0.49	$0.17	$0.81	$0.95
Earnings per common share – diluted	$0.48	$0.17	$0.80	$0.95

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

July 3, 2010

The total number of anti-dilutive securities excluded from the above calculations was 1,053,957 and 2,201,296 for the three months ended July 3, 2010 and July 4, 2009, respectively and 987,993 and 2,621,956 for the six months ended July 3, 2010 and July 4, 2009.

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

Assets (liabilities) measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements as of July 3, 2010
	Level 1	Level 2	Level 3	Total
Interest rate swap	$0	$(12,565)	$0	$(12,565)
Interest rate collar	0	(4,088)	0	(4,088)
Copper swaps	1,387	390	0	1,777

Total	$1,387	$(16,263)	$0	$(14,876)

The Company’s methods and assumptions used to estimate the fair value of derivative instruments include quoted market prices (level 1) and trading quotes (level 2) for commodity instruments, and derived values based on observable market interest rate inputs (level 2) for interest rate instruments.

The carrying amounts and estimated fair values of the Company’s long-term debt at July 3, 2010 are summarized below:

(In thousands)	Carrying Value	Estimated Fair Value
Senior notes	$550,000	$569,250
Term loan	$574,731	$574,731

The Company’s methods and assumptions used to estimate the fair value of debt include quoted market prices (level 1) for fixed rate debt and trading quotes (level 2) for variable rate debt.

The carrying amounts of cash and cash equivalents, receivables, and trade payables at July 3, 2010, approximate their fair value due to the short term maturity of these instruments.

NOTE I – Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance that expands disclosure requirements regarding fair value measurements, specifically adding new requirements for disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The Company adopted the guidance during first quarter 2010 and the adoption did not have a material impact on the consolidated financial statements and disclosures.

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

Business conditions continued to improve throughout the second quarter of 2010. For the quarter ended July 3, 2010, our sales, operating profit, and net income increased 14.2%, 45.3%, and 192.1%, respectively, compared to second quarter 2009. As business has improved, we have maintained the significant cost reductions achieved during 2009, helping us achieve a record operating margin of 14.6% for the second quarter of 2010.

During second quarter 2010, sales to our domestic distributor and OEM customers increased 29.5% and 15.7%, respectively, compared to second quarter 2009. Distributors aggressively reduced inventories during 2009 and we believe they have yet to begin restocking their inventories. Consequently, we believe the increases in incoming order rates we have experienced so far this year are the result of improved end-market demand.

Sales of our Super-E premium-efficient motor products continued to grow during the quarter and increased 25.2% over second quarter 2009. While these motors sell at a 20% to 30% price premium over standard-efficiency motors, partly because they cost more to produce, they consume less energy and our customers realize a decrease in their total cost of ownership. Super-E motor products comprised 16.5% of total motor sales during second quarter 2010, compared to 14.8% for the same period last year. Once the Energy Independence and Security Act of 2007 (“EISA”) takes effect in 2011, we expect premium efficient motors to ultimately comprise approximately 50% of our total motor sales.

Results of Operations

Second quarter 2010 compared to second quarter 2009

Net income increased 192.1% to $22.8 million for second quarter 2010 compared to $7.8 million in second quarter 2009. Second quarter 2010 diluted earnings per share (EPS) was $0.48 compared to $0.17 in second quarter 2009, an increase of 182.4%.

Net sales for the quarter increased 14.2% to $439.5 million compared to $384.7 million in second quarter 2009. Sales of industrial electric motor products increased 12.2% from 2009 and comprised 63.4% of total sales for the second quarter compared to 64.5% for the same period last year. Sales of Super-E premium-efficient motors grew 25.2% for the quarter and increased to 16.5% of total motor sales in second quarter 2010 compared to 14.8% for the same period last year. Sales of mounted bearings, gearing, and other mechanical power transmission products increased 16.1% from 2009 and comprised 30.3% of total sales in the second quarter of 2010 compared to 29.9% in 2009. Our mechanical power transmission product sales are heavily weighted toward distributor customers. Inventory destocking throughout 2009 resulted in our distributor customers’ inventories declining to historically low levels by the end of 2009. While end-market demand has improved during 2010, we believe distributors have not begun restocking inventories. Sales of other products increased 27.9% from second quarter 2009 and comprised 6.3% of total sales in second quarter 2010 compared to 5.6% in 2009.

Increased sales combined with product design improvements, cost reductions, and integration initiatives resulted in continued improvement in margins during the quarter. Gross margin increased to 31.0% in second quarter 2010 compared to 28.4% in second quarter 2009. Operating margin improved to 14.6% for second quarter 2010 compared to 11.5% in second quarter 2009. Selling and administrative expenses, as a percentage of sales, were 16.4%, compared to 16.9% in 2009.

Interest expense of $26.2 million decreased $2.2 million from second quarter 2009 as a result of repayments we have made on our outstanding debt. We continue to focus on aggressive debt reduction from operating profits and effective working capital management.

Pre-tax income of $35.5 million for second quarter 2010 increased 188.7% compared to second quarter 2009 pretax income of $12.3 million. Our effective income tax rate was 35.8% in second quarter 2010 compared to 36.5% in second quarter of 2009. The change between the effective income tax rates is primarily related to additional valuation allowances for net operating loss carryforwards generated by foreign affiliates recorded in the second quarter of 2009.

Six months ended July 3, 2010 compared to six months ended July 4, 2009

Net income was $37.8 million for the first six months of 2010 compared to $44.2 million for the first six months of 2009. Net income for the first six months of 2009 included $21.6 million related to the March 31, 2009 noncash gain on debt modification. Diluted EPS was $0.80 for the first six months of 2010 compared to $0.95 for the first six months of 2009. Diluted EPS for the first six months of 2009 included $0.47 related to the March 31, 2009 noncash gain on debt modification.

Net sales for the first six months of 2010 increased 6.3% to $837.0 million compared to $787.2 million for the first six months of 2009. Sales of industrial electric motor products increased 2.2% for the first six months of 2010 as compared to the first six months of 2009 and comprised 63.5% of total sales for the year compared to 66.1% for the same period last year. Sales of Super-E premium-efficient motors grew 17.0% for the first six months of 2010 as compared to the first six months of 2009. Sales of mounted bearings, gearing, and other mechanical power transmission products increased 12.7% for the first six months of 2010 as compared to the first six months in 2009 and comprised 30.1% of total sales compared to 28.4% for the same period last year. Sales of other products increased 22.7% for the first six months of 2010 when compared to the same period last year.

Gross margin was 30.8% for the first six months of 2010 compared to 28.6% for the first six months of 2009 and operating margin increased to 13.9% from 11.3% for the same period. As sales have grown through the first six months of the year, our continued focus on cost control has helped provide solid margin growth.

Interest expense of $53.7 million for the first six months of 2010 was $2.8 million higher than the first half of 2009. While we have benefited from reducing our outstanding debt balance, interest rates on our variable rate debt increased beginning in second quarter 2009 as a result of the March 31, 2009 amendment of our senior secured credit facility. Consequently, cash interest expense on the credit facility was $2.6 million higher in the first six months of 2010 when compared to the same period last year.

Pre-tax income was $59.0 million for the first six months of 2010 compared to $71.3 million for the first six months of 2009. Pre-tax income for first six months of 2009 included a $35.7 million noncash gain related to the March 31, 2009 amendment of our senior secured credit facility. Our effective income tax rate was 35.8% in the first six months of 2010 compared to 38.0% in first six months of 2009. The change between the effective income tax rates is primarily related to additional valuation allowances for net operating loss carryforwards generated by foreign affiliates recorded in the second quarter of 2009.

Current Outlook

We are maintaining the cost reductions achieved during 2009 and looking for additional efficiencies that will allow us to realize further cost reductions. We believe the long-term focus of our decisions during the recession positioned us to take advantage of opportunities as the economy recovers. Incoming orders grew at a double-digit rate during second quarter 2010 when compared to second quarter 2009. As demand for our products has increased steadily during the first six months of 2010, our inventory levels have remained adequate to serve our customers and we have realized solid revenue and margin growth. Currently, we expect third quarter 2010 net sales to increase 16% to 18% over third quarter 2009. (See “Forward-looking statements” concerning important factors that could impact actual results.)

Environmental Remediation

We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our senior secured revolving credit facility (revolver). We expect that short-term and long-term funding requirements will continue to be met by these sources. At July 3, 2010, we had no outstanding borrowings under the revolver and $23.4 million of LC’s were issued. Consequently, we have approximately $176.6 million of borrowing capacity under the revolver which matures in 2012.

Cash flows from operations amounted to $53.0 million in the first six months of 2010 compared to $105.9 million in the first six months of 2009. As business improved sharply during the first half of 2010, corresponding increases in accounts receivable used $52.0 million of working capital. This was partially offset by corresponding increases in accounts payable that contributed $33.5 million. While we increased production schedules during the first six months of this year, our inventories decreased slightly, contributing $3.0 million to working capital. In contrast, as business levels were declining during the first half of 2009, reductions in inventories and accounts receivables contributed $33.6 million and $15.2 million, respectively, to working capital and decreases in accounts payable used $19.0 million. In addition, during the first quarter of 2009 we recovered $19.1 million of margin deposits on our commodity hedges that were funded during the fourth quarter of 2008.

Net cash used in investing activities was $6.7 million in the first six months of 2010 and $17.8 million in the first six months of 2009 and primarily related to capital expenditures.

Net cash used in financing activities of $45.2 million in the first six months of 2010 included dividends paid to shareholders of $15.9 million, net debt payments of $42.2 million and proceeds from stock option exercises of $10.6 million. Financing activities in the first six months of 2009 included dividends paid to shareholders of $23.6 million, credit agreement amendment fees of $7.3 million, and net debt payments of $52.5 million. Due to the timing of our year end, we funded the fourth quarter 2008 dividend of $7.9 million in addition to the first quarter 2009 dividend during first quarter 2009, whereas the first quarter 2010 dividend was funded in second quarter 2010.

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

Our senior secured credit facility and senior unsecured notes contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets and which require us to maintain compliance with certain quarterly financial ratios. The primary financial ratios in our credit agreement are total leverage (total debt/EBITDA, as defined) and senior secured leverage (senior secured debt/EBITDA, as defined). We have maintained compliance with all covenants and were in compliance at July 3, 2010. We expect to remain in compliance with these covenants in 2010.

Dividend Policy

Dividends paid to shareholders amounted to $0.34 per common share in the first six months of 2010 and 2009. Our objective is for shareholders to receive dividends while also participating in Baldor’s growth. The terms of our credit agreement and the indenture limit our ability to increase dividends in the future.

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

Baldor is a purchaser of certain commodities, including copper and aluminum, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. The Company had derivative contracts designated as commodity cash flow hedges with a fair value asset of $1.8 million recorded in other current assets at July 3, 2010.

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

Details regarding the instruments as of July 3, 2010, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
(In millions)

Swap	$250.0	April 30, 2012	5.12%	LIBOR	$(12.6)
Collar	$100.0	April 30, 2012	LIBOR	LIBOR – Floor 4.29%; Cap 6.50%	$(4.1)

(1)	LIBOR is determined each reset date based on London and New York business days. Floating rates used in instruments are matched exactly to floating rate in credit agreement.
(2)	Fair value is an estimated amount the Company would have received (paid) to terminate the agreement.

Baldor’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high-quality securities placed with major banks and financial institutions. Accounts receivables are comprised of a large number of customers across broad industries and geographic areas.

Foreign affiliates comprise approximately 9.3% of our consolidated net sales. As a result, our exposure to foreign currency risk is not significant. We continue to monitor the effects of foreign currency exchange rates and will utilize foreign currency hedges where appropriate.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management is also responsible for maintaining adequate internal control over financial reporting.

Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 3, 2010. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting or in other factors that occurred during the first six months of 2010 that have materially affected, or are reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The Company’s risk factors are fully described in the Company’s 2009 Form 10-K. No material changes to the risk factors have occurred since the Company filed its 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 3, 2010, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
Month #1 April 4, 2010 – May 1, 2010	5,175	$40.15	0	0
Month #2 May 2, 2010 – May 29, 2010	30,781	$39.49	0	0
Month #3 May 30, 2010 – July 3, 2010	34,656	$39.99	0	0

Total	70,612	$39.78	0	0

(1)	Consists only of shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During second quarter 2010, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). When exercised, the exercise price paid by the District Managers equals the market value of the stock on the date of the grant. When a District Manager exercises an option, the Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares that have been granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company. In 2006, this DM Plan was effectively cancelled except with respect to then outstanding grants and no further awards have since been or will be granted from this Plan.

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
George E. Moschner
Chief Financial Officer and Secretary
(on behalf of the Registrant and as Principal Financial Officer)

Date: August 11, 2010

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.		Description

3(i)	*	Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii)	*	Bylaws of Baldor Electric Company, as originally adopted on May 2, 1980, and amended effective August 4, 2008, and filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

4.1	*	Specimen of Common Stock representing Common Stock, par value $0.10 per share, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 31, 2007.

4(ii).1	*	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).2	*	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).3	*	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).4	*	Form of 8 5/8% Senior Note due 2017 (incorporated by reference to Exhibit 4(ii).1).

10(i).1	*	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

10(i).1.1	*	Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007, filed as Exhibit 10(i).2.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2007.

10(i).1.2	*	Second amendment between the Company and BNP Paribas, as Administrative Agent, dated March 31, 2009, previously filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed April 4, 2009.

10(iii).1	* †	1994 Incentive Stock Option Plan, as restated and amended at the Company’s Annual Meeting on May 2, 1998, filed as Exhibit 10(iii)(A).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).2	* †

1996 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on

August 10, 1998, filed as Exhibit 10(iii)A.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended

July 4, 1998.

10(iii).3	* †	Stock Option Plan for Non-Employee Directors, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

10(iii).4	* †	Bonus Plan for Executive Officers, filed as Exhibit 10(iii).5 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010.

10(iii).5	* †	2006 Equity Incentive Plan, as amended effective May 2, 2009, filed as an appendix to the Registrant’s Proxy Statement dated April 3, 2009.

10(iii).6	* †	Plan for Tax Deductible Executive Incentive Compensation, filed as Exhibit A to the Registrant’s Proxy Statement dated April 3, 2009.

31.1		Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

† Management contract or compensatory plan or arrangement.