Form 10-Q
period 2010-10-02
BALDOR ELECTRIC CO
filed 2010-11-10
CIK 9342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

At October 2, 2010, there were 47,042,040 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Baldor Electric Company

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and par value amounts)				October 2, 2010	January 2, 2010

ASSETS
Current Assets
Cash and cash equivalents				$16,765	$15,270
Accounts receivable, less allowance for doubtful accounts of $2,402 at October 2, 2010 and $4,023 at January 2, 2010				283,894	229,174
Inventories:
Finished products				164,344	163,861
Work-in-process				48,042	44,176
Raw materials				141,988	126,598

				354,374	334,635
LIFO valuation adjustment				(65,700)	(58,071)

				288,674	276,564
Prepaid expenses				4,961	3,150
Other current assets				79,885	79,076

Total Current Assets				674,179	603,234
Property, Plant and Equipment
Land and improvements				16,731	16,483
Buildings and improvements				122,636	121,643
Machinery and equipment				619,866	618,501
Allowances for depreciation and amortization				(414,291)	(393,662)

Net Property, Plant and Equipment				344,942	362,965
Other Assets
Goodwill				1,031,946	1,032,733
Intangible assets, net of amortization				624,663	637,070
Other				13,285	15,535

Total Assets				$2,689,015	$2,651,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable				$100,848	$61,776
Accrued employee compensation				15,744	7,436
Accrued profit sharing				12,810	7,815
Accrued warranty costs				10,306	9,330
Accrued insurance obligations				9,662	9,635
Accrued interest expense				15,336	27,782
Other accrued expenses				54,369	55,090
Dividends payable				7,995	7,924
Income taxes payable				1,054	0
Current maturities of long-term obligations				6,603	7,108

Total Current Liabilities				234,727	193,896

Long-Term Obligations				1,108,694	1,156,005
Other Liabilities				56,212	69,581
Deferred Income Taxes				302,792	308,212
Commitments and Contingencies

		October 2, 2010	January 2, 2010
Shareholders’ Equity
Preferred stock, $0.10 par value:
Authorized shares 5,000,000
Issued and outstanding shares None
Common stock, $0.10 par value:
Authorized shares 150,000,000
Issued shares	56,076,300		55,538,933	5,608	5,554
Outstanding shares	47,042,040		46,612,596
Additional paid-in capital				570,425	551,830
Retained earnings				602,060	562,497
Accumulated other comprehensive income (loss)				2,041	(7,209)
Treasury stock, at cost	9,034,260		8,926,337	(193,544)	(188,829)

Total Shareholders’ Equity				986,590	923,843

Total Liabilities and Shareholders’ Equity				$2,689,015	$2,651,537

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$453,732	$380,448	$1,290,684	$1,167,660
Cost of goods sold	313,146	265,479	892,592	827,365

Gross profit	140,586	114,969	398,092	340,295
Selling and administrative expenses	73,548	66,096	214,317	202,161
Gain on property sale	0	3,721	0	3,721

Operating profit	67,038	52,594	183,775	141,855
Other income (loss), net	130	(44)	1,051	(377)
Gain on debt modification	0	0	0	35,740
Debt discount amortization	(2,484)	(2,484)	(7,452)	(4,968)
Interest expense	(25,941)	(29,796)	(79,661)	(80,655)

Income before income taxes	38,743	20,270	97,713	91,595
Provision for income taxes	13,084	7,678	34,218	34,787

Net income	$25,659	$12,592	$63,495	$56,808

Net earnings per common share – basic	$0.55	$0.27	$1.35	$1.22
Net earnings per common share – diluted	$0.54	$0.27	$1.34	$1.22

Weighted-average shares outstanding – basic	47,004	46,581	46,872	46,492
Weighted-average shares outstanding – diluted	47,642	46,992	47,480	46,743

Dividends declared per common share	$0.17	$0.17	$0.51	$0.51

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Treasury Stock, at cost
	Common Stock			Retained Earnings
(In thousands, except per share amounts)	Shares	Amount					Total

BALANCE AT JANUARY 2, 2010	55,539	$5,554	$551,830	$562,497	$(7,209)	$(188,829)	$923,843
Comprehensive income
Net income	0	0	0	63,495	0	0	63,495
Other comprehensive income:
Postretirement plan actuarial adjustment net of income taxes of $3,715					6,013		6,013
Currency translation adjustments	0	0	0	0	3,877	0	3,877
Unrealized adjustment on derivatives net of income taxes of $429	0	0	0	0	(640)	0	(640)

Total other comprehensive income							9,250

Total comprehensive income							72,745

Stock option plans (including 150 shares exchanged and $2,587 income tax benefit)	537	54	17,976	0	0	(5,670)	12,360
Cash dividends at $0.51 per share	0	0	0	(23,932)	0	0	(23,932)
Treasury stock issued	0	0	619	0	0	955	1,574

BALANCE AT OCTOBER 2, 2010	56,076	$5,608	$570,425	$602,060	$2,041	$(193,544)	$986,590

—	Total comprehensive income for the three and nine months ending October 3, 2009 was $24.1 million and $96.8 million, respectively. Total comprehensive income for the three months ending October 2, 2010 was $36.5 million.
—	Unrealized after-tax losses on derivatives of $2.0 million and $1.3 million are included in accumulated other comprehensive income (loss) as of October 2, 2010 and January 2, 2010, respectively.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009

Operating activities:
Net income	$63,495	$56,808
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sales of assets	2,604	(2,961)
Mark to market adjustment on derivative instruments	(8,239)	3,263
Gain on debt modification	0	(35,740)
Amortization of debt discount	7,452	4,968
Amortization of discontinued interest rate hedge	9,009	6,006
Depreciation	35,282	36,694
Amortization	16,727	16,815
Allowance for doubtful accounts receivable	(1,621)	(251)
Deferred income tax	(11,042)	8,942
Share-based compensation expense	5,097	4,217
Cash provided by (used in) changes in operating assets and liabilities:
Receivables	(53,099)	26,782
Inventories	(15,389)	56,420
Other current assets	(2,218)	(7,617)
Accounts payable	39,094	(21,163)
Accrued expenses and other liabilities	4,779	(8,441)
Income taxes recoverable	(9,910)	(3,228)
Other assets, net	457	10,235

Net cash provided by operating activities	82,478	151,749

Investing activities:
Purchases of property, plant and equipment	(24,474)	(27,808)
Proceeds from sale of assets	6,405	78
Net proceeds from sale of real estate	0	1,716

Net cash used in investing activities	(18,069)	(26,014)

Financing activities:
Proceeds from long-term obligations	64,000	45,059
Principal payments of long-term obligations	(119,311)	(132,266)
Principal payments on note payable	0	(735)
Dividends paid	(23,861)	(31,568)
Stock option exercises	13,671	4,914
Excess tax benefits on share-based payments	2,587	404
Net decrease in bank overdrafts	0	(3,177)
Debt amendment fees	0	(7,342)

Net cash used in financing activities	(62,914)	(124,711)

Net increase in cash and cash equivalents	1,495	1,024
Beginning cash and cash equivalents	15,270	13,098

Ending cash and cash equivalents	$16,765	$14,122

Noncash items:

—	Additional paid-in capital resulting from shares traded for option exercises and taxes amounted to $5,234 and $1,052 in the first nine months of 2010 and 2009, respectively.
—	Treasury shares amounting to $1,574 and $3,487 were issued in March 2010 and 2009 to fund the 2009 and 2008 accrued profit sharing contributions, respectively.

See notes to unaudited condensed consolidated financial statements.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements

October 2, 2010

NOTE A – Significant Accounting Policies

Basis of Presentation: The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 2, 2010. In the opinion of management, all adjustments (consisting of normal recurring items and the debt modification described in NOTE C) considered necessary for a fair presentation have been included. The results of operations for the nine months ended October 2, 2010, may not be indicative of the results that may be expected for the fiscal year ending January 1, 2011.

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

Accounts Receivable: Trade receivables are recorded in the balance sheets at the outstanding balance, adjusted for charge-offs and allowance for doubtful accounts. Allowance for doubtful accounts are recorded based on customer-specific analysis, general matters such as current assessments of past due balances and historical experience. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas and industries. The Company generally does not require that its customers provide collateral. No single customer represented greater than 10% of net accounts receivable at October 2, 2010 or January 2, 2010.

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

October 2, 2010

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

Impairment of Goodwill and Indefinite Lived Intangibles: At October 2, 2010, goodwill and indefinite-lived intangibles amounted to $1.0 billion and $ 354.8 million, respectively. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter. However, the Company could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

The Company’s fiscal 2009 annual impairment analyses of goodwill and other intangible assets did not result in an impairment charge. However, based on sensitivity analysis performed in conjunction with the 2009 annual test, a 5% decline in the estimated fair value of one of the Company’s indefinite-lived intangible assets with a carrying value of $225.9 million would have resulted in the estimated fair value falling below the carrying value by approximately $4.7 million. Accordingly, management continues to monitor business conditions and projected revenues related to its indefinite-lived intangibles and will perform additional interim testing if deemed necessary. Based upon third quarter and year to date 2010 revenues, results of operations, and management’s current outlook for the remainder of 2010, management concluded that there were no indications that the assumptions utilized in the 2009 annual impairment testing would not be achieved. As a result, no interim test for impairment of goodwill or other indefinite-lived intangibles was performed.

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

Income Taxes: The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and nine months ended October 2, 2010, and October 3, 2009, relates to state income taxes, permanent differences, changes in management’s assessment of the outcome of certain tax matters, and the composition of pre-tax income between domestic and international operations. The significant permanent tax differences primarily consist of the deduction for domestic production activities and nondeductible expenses.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities. The impact of discrete items is separately recognized in the quarter in which they occur.

The effective tax rate for the three months ended October 2, 2010 and October 3, 2009 was 33.8% and 37.9%, respectively. The effective tax rate for the nine months ended October 2, 2010 and October 3, 2009 was 35.0% and 38.0%, respectively. The change between the effective tax rates during the three and nine months ending October 2, 2010, and October 3, 2009, primarily relate to additional valuation allowances for net operating loss carryforwards generated by foreign affiliates recorded in 2009 and the statutory increase in the domestic production deduction from 6% to 9% on qualifying income in the current year.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

The Company provides for uncertain tax benefits, and related interest and penalties, by adjusting its unrecognized tax benefits, accrued interest and penalties accordingly. The Company had $1.6 million and $1.1 million in gross unrecognized tax benefits as of October 2, 2010 and January 2, 2010, respectively. The amount of unrecognized tax benefits at October 2, 2010 and January 2, 2010 that would impact the effective tax rate, if these tax benefits were recognized, is $1.3 million and $862,000, respectively. The Company does not believe the amount of unrecognized tax benefits will significantly increase or decrease over the next twelve month period.

The Company classifies interest and penalties on uncertain tax benefits as interest expense and selling and administrative expenses, respectively. At October 2, 2010, before any tax benefits, the Company had $556,000 of accrued interest and penalties on unrecognized tax benefits.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected costs to provide warranty service. The warranty period generally ranges from one to two years. Changes in the carrying amount of product warranty reserves are as follows:

	Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009

Balance at beginning of period	$9,330	$9,477
Charges to costs and expenses	7,865	7,918
Payments	(6,889)	(8,303)

Balance at end of period	$10,306	$9,092

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

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

Cash Flow Hedges

The Company has entered into certain commodity forward contracts to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. The effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness are recognized in earnings in the current period. Ineffective portions of the Company’s commodity cash flow hedges were not material during the three and nine months ended October 2, 2010 and October 3, 2009.

As of October 2, 2010, the Company had the following outstanding commodity forward contracts:

Commodity	Volume in Pounds
Copper	8,430,300

Gains recognized on commodity cash flow hedges reduced cost of sales by $1.7 million and $547,000 in the third quarter of 2010 and 2009, respectively. Gains recognized on commodity cash flow hedges reduced cost of sales by $14.0 million in the first nine months of 2010 and losses recognized increased cost of sales by $19.2 million in the first nine months of 2009. The Company expects after-tax gains totaling $4.4 million at October 2, 2010, recorded in accumulated other comprehensive income (loss) related to commodity cash flow hedges, will be recognized in cost of sales within the next nine months.

The Company has interest rate instruments related to variable rate long-term obligations. The notional amount is $350.0 million and the instruments mature on April 30, 2012. On March 31, 2009, the Company amended its senior secured credit agreement. In conjunction with the amendment, a LIBOR floor was added to the variable rate borrowings. As a result, the Company determined that its existing interest rate hedges were no longer expected to be highly effective. Accordingly, effective March 31, 2009, the interest rate hedge instruments were discontinued as cash flow hedges. Accumulated after-tax losses recorded in accumulated other comprehensive income (loss) prior to the discontinuance remain in accumulated other comprehensive income and are recognized in earnings as the forecasted transactions occur or become probable of not

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

occurring. Amortization related to the discontinuance of the interest rate hedge was $3.0 million during the third quarter of 2010 and 2009 and is included in interest expense on the condensed consolidated statements of income. Amortization related to the discontinuance of the interest rate hedge was $9.0 million and $6.0 million during the first nine months of 2010 and 2009, respectively, and is included in interest expense on the condensed consolidated statements of income. Unrealized after-tax losses of $6.4 million are recorded in accumulated other comprehensive income at October 2, 2010. The Company expects after-tax losses of approximately $5.0 million to be recognized in interest expense during the next twelve months.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the consolidated statements of income (in thousands):

Derivatives designated as hedging instruments – Cash flow hedges	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Interest rate contracts (1)	$0	$0	$(3,003)	$(3,003)
Commodity contracts	7,224	7,857	1,714	547

Total	$7,224	$7,857	$(1,289)	$(2,456)

Derivatives designated as hedging instruments – Cash flow hedges	Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Interest rate contracts (1)	$0	$(108)	$(9,009)	$(6,006)
Commodity contracts	3,940	21,740	14,039	(19,150)

Total	$3,940	$21,632	$5,030	$(25,156)

(1)

Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges. The loss reclassified from Accumulated OCI into income represents the amortization related to the discontinuance as cash flow hedge.

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
		October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Interest rate contracts (2)	Interest Expense	$2,923	$666	$8,239	$3,263

Total		$2,923	$666	$8,239	$3,263

(2)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

The following table sets forth the fair value of all derivative instruments outstanding at October 2, 2010 and January 2, 2010 and the classification in the condensed consolidated balance sheets (in thousands):

	Balance Sheet Classification	October 2, 2010	January 2, 2010
Derivative Assets

Derivatives designated as hedging instruments

Commodity contracts	Other Current Assets	$7,287	$17,386

Total derivative assets – designated		7,287	17,386

Total derivative assets		$7,287	$17,386

Derivative Liabilities

Derivatives not designated as hedging instruments

Interest rate contracts (3)	Other Accrued Expenses	$13,730	$21,969

Total derivative liabilities – not designated		13,730	21,969

Total derivative liabilities		$13,730	$21,969

(3)	Effective March 31, 2009, the interest rate instruments were discontinued as cash flow hedges.

Unrealized gains or losses related to the Company’s cash flow hedges are recorded in accumulated other comprehensive income (loss) at each measurement date. Unrealized gains or losses related to instruments that are not designated as hedges are recorded through the statement of income at each measurement date.

NOTE C – Long-term Obligations

Long-term obligations are as follows:

($ In thousands)	Interest Rate at October 2, 2010	October 2, 2010	January 2, 2010

Senior secured term loan, variable interest rate	7.826%	$599,000	$654,026
Revolving credit facility, variable interest rate	5.250%	0	0
Senior unsecured notes, fixed interest rate	8.625%	550,000	550,000
Other	6.232%	1,082	1,324

		1,150,082	1,205,350
Less current maturities		6,603	7,108

		1,143,479	1,198,242
Less discount on senior secured term loan		34,785	42,237

		$1,108,694	$1,156,005

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

The modification of the senior secured term loan was accounted for as an extinguishment of debt. As a result, the senior secured term loan was recorded at fair value as of the modification date which resulted in a noncash debt discount of $49.7 million being recorded in long-term obligations on the condensed consolidated balance sheet and a $35.7 million gain on debt modification in income from continuing operations in the condensed consolidated statement of income. The discount is being amortized to other expense over the remaining term of the debt. Fees paid related to the amendment of $5.7 million along with unamortized fees related to the original agreement of $8.3 million were deducted when calculating the gain. The unamortized balance of the discount is $34.8 million at October 2, 2010. Amortization amounted to $2.5 million during the third quarter of 2010 and $7.5 million during the first nine months of 2010.

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

Senior Secured Term and Revolving Credit Facility

Interest on the term loan is due periodically and calculated based on 3.25% plus a variable adjusted London Inter-Bank Offered Rate (“LIBOR”) with a minimum LIBOR rate of 2.00%. Quarterly principal payments of $1.6 million are due beginning October 29, 2010, and continue through January 31, 2013, at which date subsequent quarterly principal payments increase to $145.9 million through the loan due date of January 31, 2014.

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

This loan agreement limits and restricts certain dividend and capital expenditure payments, establishes maximum total leverage and senior secured leverage ratios, and requires the Company maintain a fixed charge ratio. These restrictions and ratios were all met as of October 2, 2010.

The revolving credit (“RC”) agreement, which matures April 30, 2012, provides for aggregate borrowings of up to $200.0 million, including a swingline loan commitment not to exceed $20.0 million and letter of credit (“LC”) commitment not to exceed $30.0 million, and contains minimum borrowing thresholds for each type of borrowing. As of October 2, 2010, the Company had no outstanding borrowings under the revolver. An RC commitment fee is due quarterly at the annual rate of 0.625% on the unused amount of the RC commitment. At October 2, 2010, $8.9 million of LC’s were issued which reduces the aggregate LC and RC availability. Availability totaled $191.1 million at October 2, 2010. LC participation fees of 3.25% and fronting fees of 0.125% per annum on unissued LC’s are due quarterly based upon the aggregate amount of LC’s issued and available for issuance, respectively. Interest on RC borrowings accrues at 3.25% plus LIBOR (0.26% at October 2, 2010) with a minimum rate of 2.0% or 1.25% per annum plus Prime (3.25% at October 2, 2010).

The senior secured credit facility is collateralized by substantially all of the Company’s assets.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

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

Prior to the Company’s acquisition of Reliance Electric, Reliance’s parent company, Rockwell Automation, determined actions by a small number of employees at certain of Reliance’s operations in one jurisdiction may have violated the Foreign Corrupt Practices Act (“FCPA”) or other applicable laws. Reliance did business in this jurisdiction with government owned enterprises or government owned enterprises evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Rockwell voluntarily disclosed these actions to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) beginning in September 2006. Rockwell has agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues. If violations of the FCPA occurred, Rockwell and Reliance may be subject to consequences that could include fines, penalties, other costs and business-related impacts. Rockwell has informed the Company that Rockwell has received a letter from DOJ stating that DOJ will not take any action related to this matter. Rockwell and Reliance could also face similar consequences from local authorities. The Company has been indemnified by Rockwell against government penalties arising from these potential violations. This indemnification covers only penalties and may not cover expenses incurred by the Company for future compliance. The Company conducts compliance training on a regular schedule.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

NOTE E – Profit –Sharing Plan, Pension Plan and Other Postretirement Benefits

The Company has a profit-sharing plan covering most domestic employees with more than two years of service. The Company’s contribution is derived by a formula that resulted in contributions of approximately 12% of pre-tax earnings of participating companies.

The Company has defined benefit pension and postretirement benefit plans covering certain union employees and retirees. Estimated liabilities amounting to approximately $34.6 million at October 2, 2010 and $48.4 million at January 2, 2010 are included in other liabilities on the condensed consolidated balance sheets. During the first quarter of 2010, certain active union employees were terminated from the plans as a result of the consolidation of a manufacturing facility. Accordingly, a curtailment gain of approximately $2.5 million was recorded as a reduction of the estimated liabilities. The reduction in liability was offset by a reduction in actuarial losses recorded in accumulated other comprehensive income.

Net periodic pension and other postretirement benefit costs include the following components for the three and nine months ended October 2, 2010 and October 3, 2009:

Pension Benefits	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$51	$92	$176	$277
Interest cost	63	65	189	196
Expected return on assets	(52)	(47)	(157)	(140)
Amortization of prior service costs	3	3	8	8
Amortization of net loss	10	8	29	24
Curtailment	0	0	53	0

Net periodic benefit cost	$75	$121	$298	$365

Other Postretirement Benefits	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$0	$22	$5	$65
Interest cost	505	777	1,588	2,330
Expected return on assets	0	0	0	0
Amortization of prior service (credits)/costs	(56)	0	(112)	275
Amortization of net loss	0	92	2	0

Net periodic benefit cost	$449	$891	$1,483	$2,670

The Company made contributions to the pension plans of approximately $248,000 and $120,000 for the three months ended October 2, 2010 and October 3, 2009, respectively and $487,000 and $335,000 for the nine months ended October 2, 2010 and October 3, 2009, respectively. The Company made contributions to the postretirement plan of approximately $2.0 million and $2.1 million for the three months ended October 2, 2010 and October 3, 2009 and $6.2 million and $5.9 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. The Company expects to contribute $550,000 to the pension plans and $8.4 million to the postretirement benefit plan in 2010.

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

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

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

A summary of the Company’s stock plans and summary details about each Plan as of October 2, 2010, follows.

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

A summary of option activity during the nine months ended October 2, 2010 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at January 2, 2010	3,046,437	$28.80
Granted	421,240	33.41
Exercised	(449,507)	22.83
Expired	(54,283)	35.18
Forfeited	(32,258)	30.81

Outstanding at October 2, 2010	2,931,629	30.24	6.5 years	$32,849

Vested or expected to vest at October 2, 2010	2,851,063	30.30	6.6 years	$31,934
Exercisable at October 2, 2010	1,914,386	31.58	5.4 years	$20,050

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

The weighted-average grant-date fair value of options granted was $12.58 and $4.24 during the first nine months of 2010 and 2009, respectively. The total intrinsic value of options exercised was $6.4 million and $508,000 during the first nine months of 2010 and 2009, respectively.

As of October 2, 2010, there was $5.0 million of total unrecognized compensation cost related to non-vested options granted under the Plans expected to be recognized over a weighted-average period of 1.7 years.

A summary of non-vested stock unit activity during the nine months ended October 2, 2010 is presented below:

Non-vested Stock Units	Shares	Weighted-Average Grant-Date Fair Value Per Unit

Non-vested at January 2, 2010	147,376	$19.86
Granted	14,040	38.41
Vested	(90,918)	25.20
Forfeited	(2,725)	11.23

Non-vested at October 2, 2010	67,773	16.87

The total fair value of stock units vested during the first nine months of 2010 and 2009 was $2.9 million and $854,000, respectively.

As of October 2, 2010, there was $461,000 of total unrecognized compensation cost expected to be recognized over a weighted-average period of 1.0 year related to non-vested stock units granted under the Plans. The fair value of units is based on the closing market price on the date of grant and is amortized to expense over the units’ applicable vesting periods.

The fair value of options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ applicable vesting periods. Listed in the table below are the weighted-average assumptions for those options granted in the period indicated.

	Nine Months Ended
	October 2, 2010	October 3, 2009

Volatility	42.4%	37.2%
Risk-free interest rates	2.7%	2.3%
Dividend yields	2.1%	4.3%
Expected option life	6.8 years	6.2 years

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

NOTE G – Earnings Per Share

The table below details earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Numerator:
Net income	$25,659	$12,592	$63,495	$56,808

Denominator Reconciliation:
Weighted-average shares – basic	47,004	46,581	46,872	46,492
Effect of dilutive securities – stock options and non-vested stock units	638	411	608	251

Weighted-average shares – diluted	47,642	46,992	47,480	46,743

Earnings per common share – basic	$0.55	$0.27	$1.35	$1.22
Earnings per common share – diluted	$0.54	$0.27	$1.34	$1.22

The total number of anti-dilutive securities excluded from the above calculations was 1,009,659 and 1,953,204 for the three months ended October 2, 2010 and October 3, 2009, respectively and 1,001,217 and 2,251,648 for the nine months ended October 2, 2010 and October 3, 2009.

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

Assets (liabilities) measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements as of October 2, 2010
	Level 1	Level 2	Level 3	Total
Interest rate swap	$0	$(10,332)	$0	$(10,332)
Interest rate collar	0	(3,398)	0	(3,398)
Copper swaps	4,091	3,196	0	7,287

Total	$4,091	$(10,534)	$0	$(6,443)

The Company’s methods and assumptions used to estimate the fair value of derivative instruments include quoted market prices (Level 1) and trading quotes (Level 2) for commodity instruments, and derived values based on observable market interest rate inputs (Level 2) for interest rate instruments.

Baldor Electric Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

October 2, 2010

The carrying amounts and estimated fair values of the Company’s long-term debt at October 2, 2010 are summarized below:

(In thousands)	Carrying Value	Estimated Fair Value
Senior notes	$550,000	$587,675
Term loan	$564,215	$568,446

The Company’s methods and assumptions used to estimate the fair value of debt include quoted market prices (Level 1) for fixed rate debt and trading quotes (Level 2) for variable rate debt.

The carrying amounts of cash and cash equivalents, receivables, and trade payables at October 2, 2010, approximate their fair value due to the short term maturity of these instruments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Baldor is a leading marketer, designer, and manufacturer of industrial electric motors, mechanical power transmission products, drives and generators, currently supplying over 10,000 customers in more than 200 industries. Our products are sold to a diverse customer base consisting of original equipment manufacturers (“OEM’s”) and distributors, serving markets in the United States and throughout the world. OEM’s primarily use our products in new installations which expands our installed base and leads to future replacement product sales. Overall, our domestic sales are generated equally between OEM’s and distributors. Approximately 60% of our industrial motor products and approximately 20% of our mechanical power transmission products are sold directly to OEM’s with the remainder being sold to distributors.

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

Business conditions continued to improve throughout the third quarter of 2010. For the quarter ended October 2, 2010, our sales, operating profit, and net income increased 19.3%, 27.5%, and 103.8%, respectively, compared to third quarter 2009. As business has improved, we have maintained the cost reductions achieved during 2009, helping us achieve a record operating margin of 14.8% for the third quarter of 2010.

During third quarter 2010, sales to our domestic distributor and OEM customers increased 19.9% and 24.3%, respectively, compared to third quarter 2009. Distributors aggressively reduced inventories during 2009 and we believe they have not yet begun restocking their inventories. Consequently, we believe the increases in incoming order rates we have experienced so far this year are the result of improved end-market demand.

Sales of our Super-E premium-efficient motor products continued to grow during the quarter. While these motors sell at a 20% to 30% price premium over standard-efficiency motors, partly because they cost more to produce, they consume less energy and our customers realize a decrease in their total cost of ownership. Once the Energy Independence and Security Act of 2007 takes effect in 2011, we expect premium efficient motors to ultimately comprise approximately 50% of our total motor sales.

Results of Operations

Third quarter 2010 compared to third quarter 2009

Net income increased 103.8% to $25.7 million for third quarter 2010 compared to $12.6 million in third quarter 2009. Third quarter 2010 diluted earnings per share (EPS) was $0.54 compared to $0.27 in third quarter 2009, an increase of 100.0%.

Net sales for the quarter increased 19.3% to $453.7 million compared to $380.4 million in third quarter 2009. Sales of industrial electric motor products increased 17.6% from 2009 and comprised 62.5% of total sales for the third quarter compared to 63.3% for the same period last year. Included in industrial electric motors, sales of Super-E premium-efficient motors grew 31.5% for the quarter and increased to 18.6% of total motor sales in third quarter 2010 compared to 16.7% for the same period last year. Sales of mounted bearings, gearing, and other mechanical power transmission products increased 25.6% from 2009 and comprised 30.6% of total sales in the third quarter of 2010 compared to 29.1% in 2009. Our mechanical power transmission product sales are heavily weighted toward distributor customers. Inventory destocking throughout 2009 resulted in our distributor customers’ inventories declining to historically low levels by the end of 2009. While end-market demand has improved during 2010, we believe distributors continue to have low levels of inventories. Sales of other products increased 8.8% from third quarter 2009 and comprised 6.9% of total sales in third quarter 2010 compared to 7.6% in 2009.

Increased sales combined with product design improvements, cost reductions, and integration initiatives resulted in continued improvement in margins during the quarter. Gross margin increased to 31.0% in third quarter 2010 compared to 30.2% in third quarter 2009. Operating margin improved to 14.8% for third quarter 2010 compared to 13.8% in third quarter 2009. Selling and administrative expenses, as a percentage of sales, were 16.2%, compared to 17.4% in 2009.

Interest expense of $25.9 million decreased $3.9 million from third quarter 2009. We continue to focus on aggressive debt reduction from operating profits and effective working capital management.

Pre-tax income of $38.7 million for third quarter 2010 increased 91.1% compared to third quarter 2009 pretax income of $20.3 million. Our effective income tax rate was 33.8% in third quarter 2010 compared to 37.9% in third quarter of 2009. The change between the effective income tax rates is primarily relate to additional valuation allowances for net operating loss carryforwards generated by foreign affiliates recorded in 2009 and the statutory increase in the domestic production deduction from 6% to 9% on qualifying income in the current year.

Nine months ended October 2, 2010 compared to nine months ended October 3, 2009

Net income was $63.5 million for the first nine months of 2010 compared to $56.8 million for the first nine months of 2009. Net income for the first nine months of 2009 included $21.6 million related to the March 31, 2009 noncash gain on debt modification. Diluted EPS was $1.34 for the first nine months of 2010 compared to $1.22 for the first nine months of 2009. Diluted EPS for the first nine months of 2009 included $0.47 related to the March 31, 2009 noncash gain on debt modification.

Net sales for the first nine months of 2010 increased 10.5% to $1,290.7 million compared to $1,167.7 million for the first nine months of 2009. Sales of industrial electric motor products increased 6.6% for the first nine months of 2010 as compared to the first nine months of 2009 and comprised 62.8% of total sales for the year compared to 65.1% for the same period last year. Within industrial electric motors, sales of Super-E premium-efficient motors grew 21.8% for the first nine months and comprised 17.6% of total motor sales compared to 15.4% for the same period last year. Sales of mounted bearings, gearing, and other mechanical power transmission products increased 18.0% for the first nine months of 2010 as compared to the first nine months in 2009 and comprised 30.6% of total sales compared to 28.7% for the same period last year. Sales of other products increased 17.4% for the first nine months of 2010 when compared to the same period last year.

Gross margin was 30.8% for the first nine months of 2010 compared to 29.1% for the first nine months of 2009 and operating margin increased to 14.2% from 12.1% for the same period last year. As sales have grown through the first nine months of the year, our continued focus on cost control has helped provide solid margin growth.

Interest expense of $79.7 million for the first nine months of 2010 decreased $1.0 million compared to the first nine months of 2009. While we have benefited from reducing our outstanding debt balance, interest rates on our variable rate debt increased beginning in second quarter 2009 as a result of the March 31, 2009 amendment of our senior secured credit facility. Consequently, cash interest expense on the credit facility was $1.0 million higher in the first nine months of 2010 when compared to the same period last year.

Pre-tax income was $97.7 million for the first nine months of 2010 compared to $91.6 million for the first nine months of 2009. Pre-tax income for first nine months of 2009 included a $35.7 million noncash gain related to the March 31, 2009 amendment of our senior secured credit facility. Our effective income tax rate was 35.0% in the first nine months of 2010 compared to 38.0% in first nine months of 2009. The change between the effective income tax rates is primarily relate to additional valuation allowances for net operating loss carryforwards generated by foreign affiliates recorded in 2009 and the statutory increase in the domestic production deduction from 6% to 9% on qualifying income in the current year.

Current Outlook

We continue to maintain a majority of the cost reductions achieved during 2009 and look for additional efficiencies that will allow us to realize further cost reductions. We believe the long-term focus of our decisions during the recession are allowing us to take advantage of opportunities as the economy recovers. Incoming orders continued to grow at a double-digit rate during third quarter 2010 when compared 2009. As demand for our products has increased steadily during the first nine months of 2010, our inventory levels have remained adequate to serve our customers and we have realized solid revenue and margin growth. Currently, we expect fourth quarter 2010 net sales to increase 20% to 25% over fourth quarter 2009. (See “Forward-looking statements” concerning important factors that could impact actual results.)

Environmental Remediation

We believe, based on our internal reviews and other factors, that any future costs relating to environmental remediation and compliance will not have a material effect on our capital expenditures, earnings, cash flows, or competitive position.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our senior secured revolving credit facility (revolver). We expect that short-term and long-term funding requirements will continue to be met by these sources. At October 2, 2010, we had no outstanding borrowings under the revolver and $8.9 million of LC’s were issued. Consequently, we have approximately $191.1 million of borrowing capacity under the revolver which matures in 2012.

Cash flows from operations amounted to $82.5 million in the first nine months of 2010 compared to $151.7 million in the first nine months of 2009. As sales increased during the first nine months of 2010, corresponding increases in accounts receivable used $53.1 million of working capital. This was partially offset by corresponding increases in accounts payable that contributed $39.1 million. During the first nine months of this year, our inventories increased, using $15.4 million of working capital. In contrast, as business levels were declining during the first nine months of 2009, reductions in inventories and accounts receivables contributed $26.8 million and $56.4 million, respectively, to working capital and decreases in accounts payable used $21.2 million. In addition, during the first quarter of 2009 we recovered $19.1 million of margin deposits on our commodity hedges that were funded during the fourth quarter of 2008.

Net cash used in investing activities was $18.1 million in the first nine months of 2010 and $26.0 million in the first nine months of 2009 and primarily related to capital expenditures made to improve efficiency in our manufacturing facilities.

Net cash used in financing activities of $62.9 million in the first nine months of 2010 included dividends paid to shareholders of $23.9 million, net debt principal repayments of $55.3 million and proceeds from stock option exercises of $13.7 million. Financing activities in the first nine months of 2009 included dividends paid to shareholders of $31.6 million, credit agreement amendment fees of $7.3 million, and net debt payments of $87.9 million. Due to the timing of our year end, we funded the fourth quarter 2008 dividend of $7.9 million in addition to the first quarter 2009 dividend during first quarter 2009, whereas the first quarter 2010 dividend was funded in second quarter 2010.

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

Our senior secured credit facility and senior unsecured notes contain various customary covenants, which limit, among other things, indebtedness and dispositions of assets and which require us to maintain compliance with certain quarterly financial ratios. The primary financial ratios in our credit agreement are total leverage (total debt/EBITDA, as defined) and senior secured leverage (senior secured debt/EBITDA, as defined). We have maintained compliance with all covenants and were in compliance at October 2, 2010. We expect to remain in compliance with these covenants for the remainder of 2010.

Dividend Policy

Dividends paid to shareholders amounted to $0.51 per common share in the first nine months of 2010 and 2009. Our objective is for shareholders to receive dividends while also participating in Baldor’s growth. The terms of our credit agreement and the indenture limit our ability to increase dividends in the future.

Recently Issued Accounting Pronouncements

See Note I, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements, included in Item 1 of this report for recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to the Company’s operations result primarily from changes in commodity prices, interest rates, concentrations of credit, and foreign exchange rates. To help maintain stable pricing for customers, the Company enters into various commodity hedging transactions. To manage interest rate risk on variable rate outstanding debt, the Company enters into various interest rate hedging transactions.

The Company is a purchaser of certain commodities, including copper and aluminum, and periodically utilizes commodity futures and options for hedging purposes to reduce the effects of changing commodity prices. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. The Company had derivative contracts designated as commodity cash flow hedges with a fair value asset of $7.3 million recorded in other current assets at October 2, 2010.

The Company’s interest rate risk is primarily related to its senior secured credit facility which bears interest at variable rates. Additionally, the Company’s long-term obligations include senior unsecured notes totalling $550.0 million which bear interest at a fixed rate of 8.625%. The Company utilizes various interest rate instruments to manage its future exposure to interest rate risk on a portion of the variable rate obligations. Effective March 31, 2009, the Company amended its senior secured credit agreement. In conjunction with the amendment, a LIBOR floor was added to the variable rate borrowings. As a result, the Company determined that its existing interest rate instruments were no longer expected to be highly effective and were discontinued as cash flow hedges.

Details regarding the instruments as of October 2, 2010, are as follows:

Instrument	Notional Amount	Maturity	Rate Paid	Rate Received (1)	Fair Value (2)
(In millions)

Swap	$250.0	April 30, 2012	5.12%	LIBOR	$(10.3)
Collar	$100.0	April 30, 2012	LIBOR	LIBOR – Floor 4.29%; Cap 6.50%	$(3.4)

(1)	LIBOR is determined each reset date based on London and New York business days. Floating rates used in instruments are matched exactly to floating rate in credit agreement.
(2)	Fair value is an estimated amount the Company would have received (paid) to terminate the agreement.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high-quality securities placed with major banks and financial institutions. Accounts receivables are comprised of a large number of customers across broad industries and geographic areas.

Foreign affiliates comprise approximately 9.4% of our consolidated net sales. As a result, our exposure to foreign currency risk is not significant. We continue to monitor the effects of foreign currency exchange rates and will utilize foreign currency hedges where appropriate.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management is also responsible for maintaining adequate internal control over financial reporting.

Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 2, 2010. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting or in other factors that occurred during the first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The Company’s risk factors are fully described in the Company’s 2009 Form 10-K. No material changes to the risk factors have occurred since the Company filed its 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 2, 2010, the Company repurchased shares of the Company’s common stock in private transactions as summarized in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
Month #1 July 4, 2010 – July 31, 2010	0	0	0	0
Month #2 Aug 1, 2010 – Aug 28, 2010	12,150	$39.09	0	0
Month #3 Aug 29, 2010 – Oct 2, 2010	18,476	$40.08	0	0

Total	30,626	$39.69	0	0

(1)	Consists only of shares received from trades for payment of the exercise price or tax liability on stock option exercises.

During third quarter 2010, certain District Managers exercised non-qualified stock options previously granted to them under the Baldor Electric Company 1990 Stock Option Plan for District Managers (the “DM Plan”). When exercised, the exercise price paid by the District Managers equals the market value of the stock on the date of the grant. The Company intends to use the proceeds from these option exercises for general corporate purposes. The total amount of shares that have been granted under the DM Plan is 1.0% of the outstanding shares of Baldor common stock. None of the transactions were registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Act. The Company deems this exemption to be appropriate given that there are a limited number of participants in the DM Plan and all parties are knowledgeable about the Company. In 2006, this DM Plan was effectively cancelled except with respect to then outstanding grants and no further awards have since been or will be granted from this Plan.

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
George E. Moschner
Chief Financial Officer and Secretary
(on behalf of the Registrant and as Principal Financial Officer)

Date: November 10, 2010

BALDOR ELECTRIC COMPANY AND AFFILIATES

INDEX OF EXHIBITS

Exhibit No.		Description

3(i)	*	Articles of Incorporation (as restated and amended) of Baldor Electric Company, effective May 2, 1998, filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

3(ii)	*	Bylaws of Baldor Electric Company, as originally adopted on May 2, 1980, and amended effective August 4, 2008, and filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

4.1	*	Specimen of Common Stock representing Common Stock, par value $0.10 per share, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 31, 2007.

4(ii).1	*	Indenture between the Company and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).2	*	First Supplemental Indenture between the Company, Baldor Sub 1, Inc., Baldor Sub 2, Inc., Baldor Sub 3, Inc. and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).3	*	Second Supplemental Indenture between the Company, Reliance Electric Company, REC Holding, Inc., Reliance Electrical Technologies, LLC and Wells Fargo Bank, National Association, dated January 31, 2007, previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

4(ii).4	*	Form of 8 5/8% Senior Note due 2017 (incorporated by reference to Exhibit 4(ii).2).

10(i).1	*	Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated January 31, 2007, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2007.

10(i).1.1	*	Amendment to Credit Agreement between the Company and BNP Paribas, as Administrative Agent, dated February 14, 2007, filed as Exhibit 10(i).2.1 to the Registrant’s Annual Report on Form 10-K, for the year ended December 30, 2006.

10(i).1.2	*	Second amendment between the Company and BNP Paribas, as Administrative Agent, dated March 31, 2009, previously filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed April 1, 2009.

10(iii).1	* †	1994 Incentive Stock Option Plan, as restated and amended at the Company’s Annual Meeting on May 2, 1998, filed as Exhibit 10(iii)(A).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).2	* †	1996 Stock Option Plan for Non-Employee Directors, as restated and amended at the Board of Directors Meeting on August 10, 1998, filed as Exhibit 10(iii)A.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

10(iii).3	* †	Stock Option Plan for Non-Employee Directors, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

10(iii).4	* †	Bonus Plan for Executive Officers, filed as Exhibit 10(iii).5 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010.

10(iii).5	* †	2006 Equity Incentive Plan, as amended effective May 2, 2009, filed as an appendix to the Registrant’s Proxy Statement dated April 3, 2009.

10(iii).6	* †	Plan for Tax Deductible Executive Incentive Compensation, filed as Exhibit A to the Registrant’s Proxy Statement dated April 3, 2009.

31.1		Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
†	Management contract or compensatory plan or arrangement.